Form 10-Q
period 2021-03-31
Vallon Pharmaceuticals, Inc.
filed 2021-05-13
CIK 1824293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 001-40034

VALLON PHARMACEUTICALS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	82-4369909
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 N. 18th Street, Suite 300, Philadelphia, PA	19103
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (267)-207-3606

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	VLON	Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧  No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	⌧	Smaller reporting company	⌧
Emerging growth company	⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻  No ⌧

As of May 13, 2021, 6,812,836 shares of the Registrant’s Common Stock were outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to management. Some of the statements in the sections captioned “Part I—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Quarterly Report contain forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:

●	the likelihood of our clinical trials and non-clinical studies demonstrating safety and efficacy of our product candidates, and other positive results;

●	the timing of initiation of our future clinical trials, and the reporting of data from our completed, current and future preclinical and clinical trials;

●	the size of the market opportunity for our product candidates;

●	our plans relating to commercializing our product candidates, if approved, including the geographic areas of focus and sales strategy;

●	the success of competing therapies that are or may become available;

●	our estimates of the number of patients in the United States who suffer from ADHD or narcolepsy and the number of patients that will enroll in our clinical trials;

●	the beneficial characteristics, safety and efficacy of our product candidates;

●	the timing or likelihood of regulatory filings and approval for our product candidates;

●	our ability to obtain and maintain regulatory approval of our product candidates;

●	our plans relating to the further development and manufacturing of our product candidates, including ADMIR;

●	the expected potential benefits of strategic collaborations with third parties, including MEDICE Arzneimittel Putter GmbH & Co. KG (“Medice”), which is affiliated with one of our principal stockholders, Salmon Pharma, and represented by one member of our board of directors, and our ability to attract collaborators with development, regulatory and commercialization expertise;

●	existing regulations and regulatory developments in the United States, the European Union, and other geographic territories;

●	our plans and ability to obtain or protect intellectual property rights, including extensions of existing patent terms where available;

●	our continued reliance on third parties to conduct additional clinical trials of our product candidates, and for the manufacture of our product candidates for preclinical studies and clinical trials;

●	the need to hire additional personnel, and our ability to attract and retain such personnel;

●	the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

●	our financial performance;

ii

●	the sufficiency of our existing capital resources to fund our future operating expenses and capital expenditure requirements;

●	the impacts of the COVID-19 pandemic on our operations;

●	our expectations regarding the period during which we will qualify as an emerging growth company under the JOBS Act; and

●	our ability to maintain the listing of our common stock on The Nasdaq Capital Market.

Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, we have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations and prospects, and these forward-looking statements are not guarantees of future performance or development. You should refer to the “Risk Factors” section of this Quarterly Report for a discussion of other important factors that may cause actual results to differ materially from those expressed or implied by the forward-looking statements.

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. If the forward-looking statements prove to be inaccurate; the inaccuracy may be material. In light of the significant uncertainties in these forward- looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. The forward-looking statements in this Quarterly Report represents our views as of the date of this Quarterly Report. We anticipate that subsequent events and developments will cause our views to change, however, except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein until after we distribute this Quarterly Report, whether as a result of any new information, future events or otherwise. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report.

This Quarterly Report includes trademarks and registered trademarks of Vallon Pharmaceuticals, Inc. Products or service names of other companies mentioned in this Quarterly Report may be trademarks or registered trademarks of their respective owners.

As used in this Quarterly Report, unless the context requires otherwise, the “Company,” “we,” “us” and “our” refer to Vallon Pharmaceuticals, Inc.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Vallon Pharmaceuticals, Inc.

Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2021	December 31, 2020
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$12,980	$109
Prepaid expenses and other current assets	1,358	565
Total current assets	14,338	674

Finance lease right-of-use asset, net	261	279
Property and equipment, net	1	2
Total assets	$14,600	$955

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$1,347	$1,226
Accrued expenses	985	847
Note payable, current	—	47
Finance lease liability, current	95	105
Total current liabilities	2,427	2,225
Note payable, non-current	—	14
Finance lease liabilities, non-current	146	170
Total liabilities	2,573	2,409

Commitments and contingencies (Note 10)

Stockholders' equity (deficit):
Common stock, $0.0001 par value; 250,000,000 shares authorized as of March 31, 2021 and December 31, 2020; 6,812,836 and 4,506,216 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively, which gives retroactive effect to the one-for-40 reverse stock split. See Note 1 to these financial statements.	—	—
Additional paid-in-capital	27,264	11,145
Accumulated deficit	(15,237)	(12,599)
Total stockholders’ equity (deficit)	12,027	(1,454)
Total liabilities and stockholders' equity (deficit)	$14,600	$955

See accompanying notes to these financial statements.

Vallon Pharmaceuticals, Inc.

Statements of Operations

(unaudited)

(in thousands, except share and per share amounts)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2021	2020
License revenue-related party	$—	$100
Operating expenses:
Research and development	1,772	883
General and administrative	830	375
Total operating expenses	2,602	1,258
Loss from operations	(2,602)	(1,158)
Other income	61	—
Revaluation of derivative liability	(89)	—
Interest expense, net	(8)	(2)
Net loss attributable to common stockholders	$(2,638)	$(1,160)
Net loss per share attributable to common stockholders, basic and diluted	$(0.46)	$(0.26)
Weighted-average common shares outstanding basic and diluted	5,710,270	4,506,216

See accompanying notes to these financial statements.

Vallon Pharmaceuticals, Inc.

Statements of Stockholders’ Equity (Deficit)

(unaudited)

(in thousands, except shares)

	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares (1)	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2019	4,506,216	$—	$10,991	$(7,777)	$(3,214)
Stock-based compensation expense	—	—	35	—	35
Net loss	—	—	—	(1,160)	(1,160)
Balance, March 31, 2020	4,506,216	$—	$11,026	$(8,937)	$(2,089)

	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares (1)	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2020	4,506,216	$—	$11,145	$(12,599)	$(1,454)
Issuance of common stock for convertible notes	54,906	—	439	—	439
Issuance of common stock for IPO, net of issuance expenses	2,250,000	—	15,104	—	15,104
Issuance of common stock for services	1,714	—	9	—	9
Issuance of Underwriters Warrants	—	—	399	—	399
Stock-based compensation	—	—	168	—	168
Net loss	—	—	—	(2,638)	(2,638)
Balance, March 31, 2021	6,812,836	$—	$27,264	$(15,237)	$12,027

(1)   The number of shares above give retroactive effect to the one-for-40 reverse stock split. See Note 1 to these financial statements.

See accompanying notes to these financial statements.

Vallon Pharmaceuticals, Inc.

Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(2,638)	$(1,160)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of finance lease right-of-use asset	18	18
Stock-based compensation expense	168	35
Revaluation of derivative liability	89	—
Forgiveness of PPP note	(61)	—
Non-cash interest, depreciation and other expense	10	—
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(793)	(87)
Accounts payable	121	200
Accrued expenses	138	226
Net cash used in operating activities	(2,948)	(766)

Cash flows from investing activities:
Purchase of property and equipment	—	(2)
Net cash used in investing activities	—	(2)

Cash flows from financing activities:
Proceeds from common stock, net of offering expenses	15,503	—
Proceeds from convertible notes	350	—
Payment of finance lease liability	(34)	(29)
Net cash provided by (used in) financing activities	15,819	(29)

Net increase (decrease) increase in cash and cash equivalents	12,871	(797)
Cash and cash equivalents, at beginning of period	109	3,821
Cash and cash equivalents, at end of period	$12,980	$3,024
Supplemental disclosure of cash flows information:
Interest paid	$—	$—
Noncash financing activities:
Conversion of convertible notes to common stock	$350	$—

See accompanying notes to these financial statements.

Vallon Pharmaceuticals, Inc.

Notes to Financial Statements

(unaudited)

NOTE 1 – NATURE OF OPERATIONS, BUSINESS, GOING CONCERN AND LIQUIDITY

Vallon Pharmaceuticals, Inc. (“Vallon” or the “Company”), a Delaware corporation, is a biopharmaceutical company based in Philadelphia, PA, which is focused on the development and commercialization of proprietary biopharmaceutical products. The Company’s only clinical-stage product currently under development is ADAIR, a proprietary, abuse-deterrent oral formulation of immediate-release (short-acting) dextroamphetamine for the treatment of Attention-deficit/hyperactivity disorder, or ADHD, and Narcolepsy. The Company plans to develop other abuse-deterrent products which have potential for abuse in their current forms, beginning with the development of ADMIR, an abuse deterrent formulation of Ritalin, for which the Company is conducting formulation development work.

Vallon Pharmaceuticals, Inc. was incorporated in Delaware on January 11, 2018, which is the date of inception. The Company’s fiscal-year ends on December 31.

Immediately prior to the closing of the initial public offering of the Company’s common stock (the “IPO”) (Note 5), the Company effected a one-for-40 reverse stock split of its common stock. All share and per share amounts, excluding the number of authorized shares and par value, contained in these financial statements and accompanying notes, and this Quarterly Report on Form 10-Q give retroactive effect to the reverse split.

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

Going Concern and Liquidity:

These financial statements have been prepared on the basis that the Company is a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not generated any significant revenues from operations since inception, and does not expect to do so in the foreseeable future. The Company has incurred operating losses since its inception, and has incurred $15.2 million in accumulated deficit through March 31, 2021. The Company has financed its working capital requirements to date through the issuance of common stock, convertible notes, short-term promissory notes, and a Paycheck Protection Program (“PPP”) promissory note, as described in Note 4.

On January 11, 2021, the Company completed a $350,000 convertible note financing and on February 12, 2021, the Company completed the IPO, raising net proceeds of $15.5 million, as described in Note 5. On March 31, 2021, the Company had cash and cash equivalents totaling approximately $13.0 million which management expects will provide funding for its ongoing business activities into the third quarter of 2022. However, the Company has based this estimate on assumptions that may prove to be wrong, and it could use capital resources sooner than it expects, therefore, there is substantial doubt about the Company’s ability to continue as a going concern within one year of the date that these financial statements are being issued.

The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital to fund its business activities, including its research and development program. The Company’s objective is to develop and commercialize biopharmaceutical products that treat central nervous system disorders, but there can be no assurances that the Company will be successful in this regard. Therefore, the Company intends to raise capital through additional issuances of common stock and /or short-term notes. Furthermore, the Company may not be able to obtain additional financing on acceptable terms and in the amounts necessary to fully fund its future operating requirements. If the Company is unable to obtain sufficient cash resources to fund its operations, it may be forced to reduce or discontinue its operations entirely. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note B, “Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 29, 2021. There have been no material changes to the significant accounting policies during the period ended March 31, 2021, except for items mentioned below.

[A]  Unaudited Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company’s financial position at March 31, 2021 and the results of operations, stockholders’ equity (deficit) and cash flows for the three months ended March 31, 2021 and 2020. All such adjustments are of a normal and recurring nature. Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the three-month period ended March 31, 2021, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2021.

The balance sheet as of December 31, 2020 has been derived from the audited financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements.

References in this Quarterly Report on Form 10-Q to “authoritative guidance” is to the Accounting Standards Codification issued by the Financial Accounting Standards Board (“FASB”).

For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

[B]  Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Estimates and assumptions are primarily made in relation to the valuation of share options, the embedded derivative of convertible notes, warrant issuance, valuation allowances relating to deferred tax assets, revenue recognition, accrued expenses and estimation of the incremental borrowing rate for the finance lease. If actual results differ from the Company’s estimates, or to the extent these estimates are adjusted in future periods, the Company’s results of operations could either benefit from, or be adversely affected by, any such change in estimate.

[C]  Stock-based Compensation

The Company recognizes expense for employee and non-employee stock-based compensation in accordance with Accounting Standards Codification (“ASC”) Topic 718, Stock-Based Compensation. ASC 718 requires that such transactions be accounted for using a fair value-based method. The estimated fair value of the options is amortized over the vesting period, based on the fair value of the options on the date granted, and is calculated using the Black-Scholes option-pricing model. The Company accounts for forfeitures as incurred. In considering the fair value of the underlying stock when the Company granted options, the Company considered several factors including the fair values established by market transactions. Stock option-based compensation includes estimates and judgments of when stock options might be exercised and stock price volatility. The timing of option exercises is out of the Company's control and depends upon a number of factors including the Company's market value and the financial objectives of the option holders. These estimates can have a material impact on the stock compensation expense but will have no impact on the cash flows. The estimation of share-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from original estimates, such amounts are recorded as a cumulative adjustment in the period the estimates are revised. The stock options granted, other than the 61,250 granted to Mr. Baker described in Note 10[A], as of March 31, 2021 vest primarily upon specified performance milestones. As Mr. Baker’s stock option grant was pursuant to milestones associated with an underwritten public offering or a listing on a national stock exchange, management determined that no expense should be recognized for this grant until such time that the milestone becomes probable. The options vested on February 12, 2021, concurrent with the closing of the IPO and thus the expense for such options was recognized in the three months ended March 31, 2021. The Company elected to use the expected term, rather than the contractual term, for both employee and consultant options issued.

[D]  Recent Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standards Updates (“ASUs”). ASUs not discussed below were assessed and determined to be either not applicable or are expected to have minimal impact on these financial statements.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principals in Topic 740. The amendments also improve consistent application of and simplify generally accepted accounting principles (GAAP) for other areas of Topic 740 by clarifying and amending the existing guidance. For public business entities, the guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2020. Early adoption is permitted, including adoption in any interim period. The adoption of this standard, effective January 1, 2021, did not have a material impact on these financial statements.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2021	2020
Payroll and related	$176	$342
Clinical and preclinical trial and regulatory related	490	137
Chemistry and manufacturing	154	117
Financing related	—	97
Licensing related	76	81
Other	89	73
Total accrued expenses	$985	$847

NOTE 4 – PPP NOTE AND CONVERTIBLE NOTES

In May 2020, the Company issued a promissory note under the PPP totaling $61,000. As of December 31, 2020, the Company had utilized the entire proceeds from such note for payroll costs (greater than 75%), costs related to health care benefits and rent payments and in January 2021, the Company was notified that the loan along with accumulated interest had been forgiven. As the PPP note was forgiven, the Company recorded income from the extinguishment of its obligation in accordance with ASC 405-20-40-1, disclosed in the amount of $61,000 included in other income on the accompanying Statements of Operations. The Company had accounted for the note under ASC 470. The note had a stated interest rate of 1% and had a two-year maturity. Payments were required to be made over a 1.5-year period beginning November 1, 2020 unless forgiven. The Company did not impute interest on the note as the rate was determined to be a below-market rate due to the scope exception in ASC 835-30-15-3(e) for government-mandated interest rates. Amounts due under the next twelve months are presented as notes payable – current on the Company’s balance sheet as of December 31, 2020.

On January 11, 2021, the Company entered into a Convertible Promissory Note Purchase Agreement with certain existing stockholders, including SALMON Pharma GmbH (“Salmon Pharma”), an affiliate of Medice, and David Baker, the Company’s Chief Executive Officer, pursuant to which the Company issued convertible promissory notes (the “2021 Convertible Notes”), for cash proceeds of $350,000. The 2021 Convertible Notes bore an interest rate of 7.0% per annum, non-compounding, and had a maturity date of September 30, 2021. The 2021 Convertible Notes converted into 54,906 shares of the Company’s common stock upon completion of the IPO. The Company identified the mandatory conversion into shares of the Company’s common stock as a redemption feature, which requires bifurcation from the 2021 Convertible Notes and treated it as a derivative liability under ASC 815 as the redemption feature was not clearly and closely related to the debt. The Company evaluated the fair value of the derivative liability. Upon the conversion of the 2021 Convertible Notes to common stock at the closing of the IPO, the embedded derivative liability was remeasured and removed from the balance sheet.

NOTE 5 – EQUITY FINANCING

On February 12, 2021, the Company completed the IPO of 2,250,000 shares of common stock at a public offering price of $8.00 per share. The gross proceeds from the IPO, before deducting underwriting discounts, commissions and other offering expenses payable by the Company, were $18.0 million. Underwriting discounts and expenses totaled $1.6 million and the Company incurred approximately $905,000 of additional expenses related to completing the IPO, of which $494,000 were incurred as of December 31, 2020 and included prepaids and other current assets on the Company’s balance sheet; thus aggregate net proceeds were approximately $15.5 million. Immediately prior to the closing of the IPO, the Company effected a one-for-40 reverse stock split of its common stock.

In connection with the IPO, the Company granted the underwriters warrants (the “Underwriters' Warrants”) to purchase an aggregate of 112,500 shares of common stock at an exercise price of $10.00 per share, which is 125% of the initial public offering price. The Underwriters’ Warrants have a five-year term and are not exercisable prior to August 12, 2021. All of the Underwriters’ Warrants were outstanding at March 31, 2021. According to ASC 480-10-25-8 and ASC 480-10-25-14, a warrant is classified as a liability if the warrant obligates the issuer to repurchase its shares by transferring an asset. A warrant can also be classified as a liability if it (conditionally or unconditionally) obligates the issuer to settle the warrant by issuing a variable number of shares if the monetary value of the obligation is based on a predetermined fixed amount, variation in something other than the issuers stock price, or variations inversely related to the issuers stock price. Any other warrant would be classified as equity. Given that these warrants do not meet the criteria of debt classification, these warrants were classified as equity and the fair value of $399,000 is reflected as additional paid-in capital. The Black-Scholes option-pricing model was used to estimate the fair value of the warrants with the following weighted-average assumptions:

Volatility	85.0%
Expected term in years	2.5
Dividend rate	0.0%
Risk-free interest rate	0.155%

NOTE 6– STOCK-BASED COMPENSATION

The Company has granted stock options to purchase its common stock to employees and consultants under the 2018 Equity Incentive Plan, under which the Company may issue stock options, restricted stock and other equity-based awards. We have also granted certain stock options outside of the 2018 Equity Incentive Plan. As of March 31, 2021, all equity awards granted from the 2018 Equity Incentive Plan were in the form of stock options.

The Company measures equity-based awards granted to employees, and nonemployees based on their fair value on the date of the grant and recognize compensation expense for those awards over the requisite service period or performance-based period, which is generally the vesting period of the respective award. The measurement date for equity awards is the date of grant, and equity-based compensation costs are recognized as expense over the requisite service period, which is the vesting period or for certain performance-based awards the Company records the expense for these awards if it concludes that it is probable that the performance condition will be achieved. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes stock option-pricing model, which requires inputs based on certain subjective assumptions, including the expected stock price volatility, the expected term of the stock option, the risk-free interest rate for a period that approximates the expected term of the stock option, and the Company’s expected dividend yield. Expected volatility is calculated based on reported volatility data for a representative group of publicly traded companies for which historical information is available. The Company selects companies with comparable characteristics to it with historical share price information that approximates the expected term of the equity-based awards. The Company computes the historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period that approximates the calculated expected term of its stock options. The Company will continue to apply this method until a sufficient amount of historical information regarding the volatility of its stock price becomes available. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected term assumption. The Company uses the simplified method, under which the expected term is presumed to be the midpoint between the vesting date and the end of the contractual term. The Company utilizes this method due to lack of historical exercise data. The expected dividend yield is assumed to be zero as the Company has no current plans to pay any dividends on common stock. The fair value of each restricted common stock award is estimated on the date of grant based on the fair value of our common stock on that same date.

The Company’s stock-based compensation expense was recognized in operating expense as follows (in thousands):

	For the Three Months Ended March 31,
	2021	2020
Research and development	$20	$35
General and administrative	148	—
Total	$168	$35

The fair value of the options granted during the three months ended March 31, 2021 and 2020 was estimated by utilizing the following assumptions:

	For the Three Months Ended March 31,
	2021	2020
Volatility	80.0%	85.0%
Expected term in years	5.5-5.8	5.8
Dividend rate	0.0%	0.0%
Risk-free interest rate	0.63-0.81%	2.20%
Fair value of option on grant date	$4.08-5.31	$3.24

The table below represents the activity of stock options granted to employees and consultants:

	Period from December 31, 2020 through March 31, 2021
			Weighted
			average	Aggregate
		Weighted	remaining	intrinsic
	Number of	average	contractual	value
	options	exercise price	terms (years)	($ 000) (1)
Outstanding at December 31, 2020	266,250	$2.94	4.109	$474
Granted during the period	22,750	7.39	—	—
Outstanding at March 31, 2021	289,000	$3.29	4.060	$460
Exercisable at March 31, 2021	135,794	$2.28	3.770	$320

(1)	The aggregate intrinsic value of options is calculated as the difference between the exercise price of the underlying options and the deemed fair value of the Company’s common stock for those shares that had exercise prices lower than the deemed fair value of the Company’s common stock.

As of March 31, 2021, there was approximately $105,000 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted to employees which is expected to be recognized over a weighted-average period of one year. As of March 31, 2021, there was approximately $118,000 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted to non-employees. That cost is expected to be recognized over a weighted-average period of 0.7 years.

NOTE 7 – INCOME TAXES

For the three months ended March 31, 2021 and 2020, respectively, no income tax expense or benefit was recognized. The Company’s deferred tax assets are comprised primarily of net operating loss carryforwards. The Company maintains a full valuation allowance on its deferred tax assets since it has not yet achieved sustained profitable operations. As a result, the Company has not recorded any income tax benefit since its inception.

NOTE 8 - RELATED PARTY TRANSACTIONS

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

On January 11, 2021, the Company entered into a Convertible Promissory Note Purchase Agreement with certain existing stockholders, including Salmon Pharma, an affiliate of Medice, and David Baker, the Company’s Chief Executive Officer, pursuant to which the Company issued the 2021 Convertible Notes for cash proceeds of $350,000. The 2021 Convertible Notes bore an interest rate of 7.0% per annum, non-compounding, and had a maturity date of September 30, 2021. The 2021 Convertible Notes converted into 54,906 shares of the Company’s common stock upon completion of the IPO.

NOTE 9 - FINANCE LEASE

The Company entered into a finance lease in October 2019 in relation to equipment utilized in the commercial scale manufacturing of ADAIR ($ in thousands).

	March 31, 2021	December 31, 2020
Initial lease right-of-use asset	$368	$368
Accumulated amortization	$107	$89
Weighted-average remaining lease term - finance lease (in years)	2.50	2.75
Weighted-average discount rate - finance lease	13.50%	13.50%

	Three Months Ended March 31,
	2021	2020
Operating cash flows from finance lease amortization	$18	$18
Financing cash flows from finance lease payments	$34	$29

The maturities of the finance lease liability as of March 31, 2021 (in thousands):

2021	$95
2022	114
2023	76
Total lease payments	285
Less: Imputed interest	44
Present value of lease liability	$241

NOTE 10 – COMMITMENTS AND CONTINGENCIES

(A) Employment Agreements

On January 15, 2019, the Company entered into an employment agreement with David Baker, to serve as its President and Chief Executive Officer, which was subsequently superseded by a new employment agreement, effective as of April 20, 2021 (the “Baker Agreement”). The Baker Agreement provides for a base salary of $400,000 per year, effective as of April 20, 2021.

Under the Baker Agreement, in the event of an involuntary termination by the Company or termination by Mr. Baker for good reason, Mr. Baker will receive:

●	continued base salary for a period of 12 months, plus a pro-rated bonus for the year of termination, based on actual performance results for the entire year, and provided he was employed for at least six months during that year; and
●	if he elects to continue receiving group health insurance coverage pursuant to COBRA, subsidized premiums for COBRA continuation coverage for a period of 12 months (or such earlier date that he obtains alternative coverage), such that he will continue to pay the premium cost for active employees who receive the same type of coverage during that period.

In the event of a termination within 12 months after the occurrence of a change in control transaction, the President and Chief Executive Officer will receive:

●	continued base salary for a period of 18 months, plus a lump sum payment equal to 150% of his target bonus, without proration, for the fiscal year of termination;
●	if he elects to continue receiving group health insurance coverage pursuant to COBRA, subsidized premiums for COBRA continuation coverage for a period of 18 months (or such earlier date that he obtains alternative coverage), such that he will continue to pay the premium cost for active employees who receive the same type of coverage during that period; and
●	accelerated vesting of all outstanding stock-based awards held by the executive as of the date of termination, with any performance awards deemed satisfied at the “target” performance level, and any stock options remaining outstanding for their full term.

In exchange for the severance benefits described above, Mr. Baker must comply with certain confidentiality, non-competition and non-solicitation provisions, return all company property, and sign a release of claims in favor of the Company. The description of the terms above are qualified in their entirety by reference to the Baker Agreement, a copy of which is filed by the Company as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

(B) Clinical Trial Agreements

In January 2020, the Company entered into a service agreement, amended August 2020 and further amended January 2021, with a clinical research organization to provide clinical trial management services to the Company to assist the Company in its pivotal human abuse liability clinical trial of ADAIR, Study VAL-104. The agreement may be terminated by either party upon thirty days prior written notice. The total clinical trial cost is expected to be $3.1 million of which approximately $1.1 million and $49,000 was expensed during the three months ended March 31, 2021 and 2020, respectively. The Company has expensed $1.9 million cumulative from contract inception through the three months ended March 31, 2021 for Study VAL-104 and expects topline results from the study by the end of 2021.

(C) Consulting Agreements

Effective April 2, 2018, the Company entered into a consulting agreement with a consultant to serve as the Chief Medical Officer for the Company. Pursuant to the consulting agreement, the consultant is paid $10,000 per month for his services. In October 2018 and May 2020, the Company granted the consultant 15,625 and 6,250 options, respectively. For the three months ended March 31, 2021 and 2020, the Company has incurred consulting fees in the amount of approximately $30,000 and $30,000, respectively, under the agreement. The agreement may be terminated by either party with 30 days’ notice.

(D) Manufacturing Agreements

In August 2019, the Company entered into an agreement with a contract manufacturer for the commercial scale up and registration batches for ADAIR. The total contract is estimated at $1.6 million of which approximately $79,000 and $79,000 was expensed under the agreement during the three months ended March 31, 2021 and 2020, respectively.

In October 2019, the Company entered into an agreement with a formulation development company for the formulation and development for an abuse-deterrent formulation of methylphenidate (Ritalin®). The total contract is estimated at $232,000, of which $6,000 and $83,000 was expensed during the three months ended March 31, 2021 and 2020, respectively.

(E) Pre-Clinical Agreement (included in research and development expense)

In November 2019, the Company entered into an agreement with a clinical research organization for pre-clinical services. The total contract currently authorized is estimated at $1.5 million of which $245,000 and $175,000 was expensed during the three months ended March 31, 2021 and 2020, respectively.

(F) COVID-19 Impact

The global COVID-19 pandemic continues to rapidly evolve, and the Company continues to monitor the COVID-19 situation closely, including the worldwide vaccine rollout and the recent outbreaks of various strains of the virus. the full impact of the COVID-19 pandemic on the Company’s business, operations and clinical development timelines and plans remains uncertain, and will depend on certain developments, including the duration and spread of the outbreak and its future impact on the Company’s clinical trial enrollment, clinical trial sites, CROs, third-party manufacturers, and other third parties with whom it does business, as well as its impact on regulatory authorities and the Company’s key scientific and management personnel. To the extent possible, the Company is conducting business as usual, with necessary or advisable modifications to employee travel and with many of its employees and consultants working remotely. The Company will continue to actively monitor the rapidly evolving situation related to COVID-19 and may take further actions that alter its operations, including those that may be required by federal, state or local authorities, or that it determines are in the best interests of its employees and other third parties with whom the Company does business.

NOTE 11: FAIR VALUE MEASUREMENTS

The fair value of the embedded derivative liability identified in the 2021 Convertible Notes was a Level 3 fair value measurement. As of February 12, 2021, the embedded derivative was remeasured based upon the conversion price of $8 per share upon closing of the IPO. As such, an expense of $89,000 was recorded in the first quarter of 2021.

The following table presents the activity for the liability measured at estimated fair value using unobservable inputs for the three months ended March 31, 2021 (in thousands):

Beginning balance at January 1, 2021	$—
Additions during the quarter ended March 31, 2021	89
Transfer out of Level 3	89
Balance at March 31, 2021	$—

NOTE 12: SUBSEQUENT EVENTS

On May 10, 2021, the Company appointed Leanne M. Kelly to serve as its Chief Financial Officer, and principal financial and accounting officer. In connection with Ms. Kelly’s appointment, the Company entered into an employment agreement with Ms. Kelly (the “Kelly Agreement”), which provides for an initial base annual salary of $275,000 and a target bonus opportunity equal to 35% of her base salary.

The Kelly Agreement also provides that the Company will recommend that the Board approve a stock option grant covering 100,000 common shares of the Company (the “Stock Option”). The Stock Option shall have an exercise price per share equal to the fair market value of a share of the Company’s common stock on the date of grant and shall vest in installments and become exercisable as follows: (i) 70% of the shares underlying the Stock Option shall vest as follows: (x) 17,500 option shares on the first anniversary of her start date, and (y) the remaining 52,500 option shares in equal installments on a quarterly basis for the next three years, in each case subject to continued employment, and (ii) 30% of the shares underlying the Stock Option shall vest as follows: (x) 15,000 option shares on the date the Company submits a New Drug Application (“NDA”) filing for ADAIR with the U.S. Food & Drug Administration, and (y) 15,000 option shares on the date when the U.S. Food & Drug Administration approves the NDA, provided that she is employed by the Company at the time the applicable performance objective is achieved.

The Kelly Agreement provides that if she is terminated by the Company other than for cause, or she resigns for good reason, in either case not in connection with a change in control, she will receive:

●	continued base salary for a period of 9 months, plus a pro-rated bonus for the year of termination, based on actual performance results for the entire year, and provided she was employed for at least six months during that year; and

●	if she elects to continue receiving group health insurance coverage pursuant to COBRA, subsidized premiums for COBRA continuation coverage for a period of 9 months (or such earlier date that she obtains alternative coverage), such that she will continue to pay the premium cost for active employees who receive the same type of coverage during that period.

If she is terminated by the Company other than for cause, or she resigns for good reason, in either case within the one-year period commencing on a change in control, she will receive:

●	continued base salary for a period of 12 months, plus a lump sum payment equal to 100% of her target bonus, without proration, for the fiscal year of termination;

●	if she elects to continue receiving group health insurance coverage pursuant to COBRA, subsidized premiums for COBRA continuation coverage for a period of 12 months (or such earlier date that she obtains alternative coverage), such that she will continue to pay the premium cost for active employees who receive the same type of coverage during that period; and

●	accelerated vesting of all outstanding stock-based awards held by the executive as of the date of termination, with any performance awards deemed satisfied at the “target” performance level, and any stock options remaining outstanding for their full term.

In exchange for the severance benefits described above, Ms. Kelly must comply with certain confidentiality, non-competition and non-solicitation provisions, return all company property, and sign a release of claims in favor of the Company. The description of the terms above are qualified in their entirety by reference to the Kelly Agreement, a copy of which is filed by the Company as Exhibit 10.2 to this Quarterly Report on Form 10-Q.

See description of the Baker Agreement under Note 10 – Employment Agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report, and the audited financial statements (and notes thereto), and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2020, included in our Annual Report on Form 10-K that was filed with the SEC on March 29, 2021. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in, or implied by, these forward-looking statements.

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

The ADAIR assets were acquired by us on June 22, 2018 pursuant to the terms and conditions of the Amended and Restated Asset Purchase Agreement with Arcturus Therapeutics, Inc. (the successor to Arcturus Therapeutics Ltd.), referred to herein collectively as Arcturus, and Amiservice Development Ltd., dated as of June 22, 2018 (the “Asset Purchase Agreement”). In exchange for the ADAIR assets, we issued 843,750 shares of our common stock to Arcturus (valued at approximately $1.4 million based upon the price at which the common stock was issued and sold in the June 2018 private placement of our common stock) which comprised 30% of our then-outstanding common stock on a fully diluted basis.

We intend to develop ADAIR for registration through the Section 505(b)(2) approval pathway. We filed our Investigational New Drug (“IND”), application for ADAIR in June 2018 and the IND was cleared in July 2018. Subsequently, we have successfully completed a Phase 1 pivotal bioequivalence study of ADAIR and a Phase 1 food effect study. In 2019, we conducted a Phase 1 proof-of-concept intranasal human abuse potential study designed to compare ADAIR when insufflated (snorted) to the reference comparator, crushed immediate release dextroamphetamine sulfate tablets. We began enrollment of subjects in a pivotal intranasal abuse study during the fourth quarter of 2020 and expect to have topline results for the study by the end of 2021. We are also currently conducting a 13-week preclinical toxicology study on the final formulation of ADAIR and have begun planning additional non-clinical safety studies during 2021. We also plan to conduct additional preclinical studies of unintended routes of administration such as IV and intranasal administration.

We plan to develop other abuse-deterrent products that have potential for abuse in their current forms, beginning with the development of an abuse deterrent formulation of Ritalin (“ADMIR”), for which we are conducting formulation development work.

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

The global COVID-19 pandemic continues to rapidly evolve, and we will continue to monitor the COVID-19 situation closely, including the worldwide vaccine rollout and the recent outbreaks of various strains of the virus. The full impact of the COVID-19 pandemic on our business, operations and clinical development timelines and plans remains uncertain, and will depend on certain developments, including the duration and spread of the outbreak and its future impact on our clinical trial enrollment, clinical trial sites, CROs, third-party manufacturers, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. To the extent possible, we are conducting business as usual, with necessary or advisable modifications to employee travel and with most of our employees and consultants working remotely. We will continue to actively monitor the rapidly evolving situation related to COVID-19 and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business.

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

All share and per share amounts, excluding the number of authorized shares and par value, contained in this Quarterly Report on Form 10-Q give retroactive effect to the reverse split.

Initial Public Offering (“IPO”); Underwriting Agreement

As previously disclosed, on February 12, 2021, we consummated the initial public offering of our common stock through which we sold 2,250,000 shares of our common stock for total gross proceeds of $18.0 million, resulting in net proceeds of approximately $15.5 million after deducting $1.6 million in underwriter’s discounts, expenses and commissions, and $905,000 of other expenses incurred in connection with the offering.

As part of the closing of the IPO, we also issued warrants to purchase an aggregate of 112,500 shares of common stock to certain of the underwriter’s affiliates. Such warrants may be exercised beginning on August 11, 2021 (180 days from the commencement of sales of the IPO) until February 12, 2026 (five years after the commencement of sales in the IPO).

2021 Convertible Note Financing

On January 11, 2021, we entered into a Convertible Promissory Note Purchase Agreement with certain existing stockholders, including SALMON Pharma GmbH (“Salmon Pharma”), an affiliate of Medice, and David Baker, our Chief Executive Officer, pursuant to which we issued convertible promissory notes (the “2021 Convertible Notes”) for cash proceeds of $350,000. The 2021 Convertible Notes bear an interest rate of 7.0% per annum, non-compounding, and had a maturity date of September 30, 2021. The 2021 Convertible Notes were convertible into shares of our capital stock offered to investors in any subsequent equity financing after the date of their issuance in which we issued any of our equity securities (a “Qualified Financing”), and were convertible at a twenty percent (20%) discount to the price per share offered in such Qualified Financing. Such Qualified Financing included the initial public offering of our common stock, consummated on February 12, 2021; therefore, the 2021 Convertible Notes converted into an aggregate of 54,906 shares of our common stock immediately prior to the closing of the IPO, as agreed upon among the parties thereto.

Financial Operations Overview

Revenue

We have not generated any significant revenue, and we do not expect to generate any revenue from the sale of any products unless or until we obtain regulatory approval of and commercialize ADAIR. The only revenue we have generated was the $100,000 license fee from the Medice license agreement recognized in the three months ended March 31, 2020.

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

Our research and development expenses have consisted primarily of in-process research and development expenses which consisted of non-cash costs acquiring the ADAIR assets of $1.7 million, costs incurred in preparing for and conducting the development program for ADAIR, working on commercial manufacturing of ADAIR and developing formulations for ADMIR. We expect to significantly increase our research and development efforts by conducting the remaining studies necessary for the development and approval of ADAIR and for preparing for commercial supplies of the product. Future research and development expenses may include:

•

employee -related expenses, such as salaries, bonuses and benefits, consultant-related expenses such as consultant fees and bonuses, share-based compensation, overhead related expenses and travel related expenses for our research and development personnel;

•	expenses incurred under agreements with contract research organizations (“CROs”), as well as consultants that support the implementation of the clinical and non-clinical studies described above;
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

We anticipate that our general and administrative expenses will increase in the future to support our continued research and development activities and increased costs of operating as a public company. These increases will likely include increased costs related to the hiring of personnel, including compensation and employee-related expenses, including stock-based compensation, and fees to outside consultants, lawyers and accountants, among other expenses. Additionally, we anticipate increased costs associated with being a public company, including expenses related to services associated with maintaining compliance with The Nasdaq Capital Market and SEC requirements, directors and officers insurance, increased legal and accounting costs and investor relations costs. In addition, if ADAIR obtains regulatory approval for marketing, we expect that we would incur expenses associated with building a commercialization team if we have not sold or licensed the rights to commercialize ADAIR to a third party in territories not under the license agreement with Medice.

Interest Expense and Revaluation of Derivative Instruments

In January 2021, we entered into a Convertible Promissory Note Purchase Agreement pursuant to which we issued $350,000 in 2021 Convertible Notes The 2021 Convertible Notes automatically converted into 54,906 shares of our common stock concurrently with the closing of the IPO. We identified the mandatory conversion into shares our common stock as a redemption feature, which requires bifurcation from the 2021 Convertible Notes and treated it as a derivative liability under ASC 815 as the redemption feature was not clearly and closely related to the debt. We evaluated the fair value of the derivative liability at issuance. Upon the conversion of the 2021 Convertible Notes to common stock at the closing of the IPO, the embedded derivative liability was remeasured and removed from the balance sheet.

Critical Accounting Policies

The Company’s critical accounting policies are described in Note B, “Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 29, 2021. There have been no material changes to the significant accounting policies during the period ended March 31, 2021, except for items mentioned in Note 2 of the financial statements in this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of the three months ended March 31, 2021 and 2020

The following table summarizes the results of our operations for the periods indicated:

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020	Change $
		(in thousands)
License revenue-from related party	$—	$100	$(100)
Operating expenses:
Research and development	1,772	883	889
General and administrative	830	375	455
Total operating expenses	2,602	1,258	1,344
Loss from operations	(2,602)	(1,158)	1,444
Other income	61	—	61
Revaluation of derivative liability	(89)	—	(89)
Interest expense, net	(8)	(2)	(6)
Net loss	$(2,638)	$(1,160)	$1,478

License Revenue – From Related Party

We determined there is a single performance obligation with respect to our involvement in the joint development committee in regards to the Medice license agreement and thus the entire $100,000 allocable consideration was assigned to that accounting unit and recognized in the first quarter of 2020.

Research and Development Expenses

Research and development expenses increased by approximately $889,000 to $1.8 million from $883,000 for the three months ended March 31, 2020 to the three months ended March 31, 2021. The increase in research and development expenses was primarily due to increases of: $1.0 million primarily related to the registration development program of ADAIR offset by decreases of $77,000 related to the formulation work for ADMIR. In the three months ended March 31, 2020 we had expensed $60,000 for the estimate of costs to complete the services related to the Medice license agreement and the amortization of that in the first quarter of 2021 was $3,000, thus resulting in a decrease in research and development expense of $57,000 for the three months ended March 31, 2021.

General and Administrative Expenses

General and administrative expenses increased by approximately $455,000 to $830,000 from $375,000 the three months ended March 31, 2020 to the three months ended March 31, 2021. The increase was primarily related to increased costs for directors and officers insurance of $200,000, non-cash stock compensation of $148,000, consultant related expenses of $51,000 and brand development of $25,000.

Other Income

In May 2020, the Company issued a promissory note under the PPP totaling $61,000. As of December 31, 2020, the Company had utilized the entire proceeds from such note for payroll costs (greater than 75%), costs related to health care benefits and rent payments and in January 2021, the Company was notified that the note along with accumulated interest had been forgiven. As the PPP note was forgiven, the Company recorded income from the extinguishment of its obligation in accordance with ASC 405-20-40-1.

Revaluation of Derivative Liability

For the three months ended March 31, 2021, pursuant to ASC-815, we revalued the embedded derivative liability associated with the Convertible Notes, resulting in $89,000 in the fair value of the derivative liability associated with the Convertible Notes.

Income Taxes

For the three months ended March 31, 2021 and 2020, respectively, no income tax expense or benefit was recognized. Our deferred tax assets are comprised primarily of net operating loss carryforwards. We maintain a full valuation allowance on our deferred tax assets since we have not yet achieved sustained profitable operations. As a result, we have not recorded any income tax benefit since our inception.

Net Loss

We recorded $2.6 million in net loss for the three months ended March 31, 2021, as compared to $1.2 million in net loss during the three months ended March 31, 2020. The increase in net loss was primarily due to increases of $889,000 in research and development expenses and $445,000 in general and administrative expenses and a decrease in licensing revenue of $100,000.

Liquidity and Capital Resources

Overview

For the period from January 11, 2018 (inception) through March 31, 2021, we have an accumulated deficit of $15.2 million and we do not expect to have positive cash flow from operations for the foreseeable future. As of March 31, 2021, we had cash and cash equivalents of $13.0 million which management expects will provide funding for our ongoing business activities into the third quarter of 2022; however, we have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect therefore there is substantial doubt about our ability to continue as a going concern. We expect to continue to incur significant and increasing operating losses at least for the foreseeable future. We do not expect to generate product revenue unless and until we successfully complete development, obtain regulatory approval for, and successfully commercialize ADAIR, or any other future products, including ADMIR. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of planned clinical trials and our expenditures on other research and development activities. We anticipate that our expenses will increase substantially as we:

•	conduct clinical trials and non-clinical studies;
•	scale up manufacturing capabilities with third-party contract manufacturer(s);
•	conduct ongoing stability studies of ADAIR;
•	seek to identify, acquire, develop and commercialize additional products, such as ADMIR;
•	integrate acquired technologies into a comprehensive regulatory and product development strategy;
•	maintain, expand and protect our intellectual property portfolio;
•	hire scientific, clinical, quality control and administrative personnel;
•	add operational, financial and management information systems and personnel, including personnel to support our drug development efforts;
•	seek regulatory approvals for any products that successfully complete clinical trials;
•

ultimately establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any drug candidates for which we may obtain regulatory approval, including through the license agreement with Medice; and

•	operate as a public company.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020

	(in thousands)
Net cash provided by (used in):
Operating activities	$(2,948)	$(766)
Investing activities	—	(2)
Financing activities	15,819	(29)
Net decrease in cash and cash equivalents	$12,871	$(797)

Cash Flows from Operating Activities

For the three months ended March 31, 2021 and 2020, $2.9 million and $766,000 were used in operating activities, respectively. The $2.2 million increase was primarily due to the $1.5 million increase in our net loss offset by a $793,000 increase in prepaid expenses and increased accounts payable and accrued expenses of $259,000. The net loss for the three months ended March 31, 2021 included non-cash expenses of $168,000 in non-cash stock compensation, $89,000 in revaluation of derivative liability and $18,000 amortization of finance lease right-of-use asset offset by $61,000 of other income from the forgiveness of the PPP note.

Cash Flows from Investing Activities

Net cash used in investing activities was $0 for the three months ended March 31, 2021 and $2,000 for the three months ended March 31, 2020.

Cash Flows from Financing Activities

Net cash provided by financing activities was $15.8 million during the three months ended March 31, 2021 related to the net proceeds from our IPO and 2021 Convertible Notes financings compared to $29,000 used in financing activities during the three months ended March 31, 2020 related to our finance lease.

Contractual Obligations and Other Commitments

As of March 31, 2021, there have been no changes to our contractual obligations and commitments since December 31, 2020. For a discussion of our contractual obligations, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Annual Report on Form 10K.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and may remain an emerging growth company for up to five years. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

•	reduced disclosure about our executive compensation arrangements;
•	no non-binding stockholder advisory votes on executive compensation or golden parachute arrangements; and

•	exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.

We have taken advantage of reduced reporting requirements in this report and may continue to do so until such time that we are no longer an emerging growth company. We will remain an “emerging growth company” until the earliest of (a) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more, (b) December 31, 2026, the last day of the fiscal year following the fifth anniversary of the completion of the our IPO, (c) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years or (d) the date on which we are deemed to be a large accelerated filer under the rules of the SEC. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period for complying with new or revised accounting standards. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to a smaller reporting company.

Item 4. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

Our Chief Executive Officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer has concluded that, as of such date, our disclosure controls and procedures, as defined above, are effective.

Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weaknesses relating to our internal controls over financial reporting as described in our Annual Report on Form 10-K. Except as otherwise disclosed herein, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material legal proceedings. From time to time, we may be subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Regardless of the outcome, litigation can have a material adverse effect on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, except as set forth below.

Public health crises such as pandemics or similar outbreaks could materially and adversely affect our preclinical and clinical trials, business, financial condition and results of operations.

In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a national emergency with respect to COVID-19. The COVID-19 pandemic continues affect the U.S. and global economies and may affect our operations and certain other third parties on which we rely, including by causing disruptions in the supply of our product candidates and the conduct of future clinical trials. Moreover, the COVID-19 pandemic may adversely affect the operations of the FDA and other health authorities, resulting in delays of reviews and approvals with respect to our product candidates. While the potential economic impact brought by, and the duration of the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. In addition, the loss of any of our employees as a result of COVID-19, or another pandemic, may adversely affect our operations. The ultimate impact of the COVID-19 pandemic is highly uncertain, and we do not yet know the full extent of potential delays or impacts that COVID-19 may have on our business, financing or clinical trial activities.

Some examples of potential disruptions that may result from the COVID-19 pandemic, include, but are not limited to:

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

The COVID-19 global pandemic continues to rapidly evolve. The extent to which the outbreak may affect our clinical trials, business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted at this time, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions, actions to contain the outbreak or treat its impact, such as social distancing and quarantines or lock-downs in the United States, and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease, and the ongoing worldwide vaccine rollout. Future developments in these and other areas present material uncertainty and risk with respect to our clinical trials, business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

10.1#	Employment Agreement, dated as of April 20, 2021, by and between the Company and David Baker

10.2#	Employment Agreement, dated as of May 10, 2021, by and between the Company and Leanne M. Kelly

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Unless otherwise indicated, exhibits are filed herewith.

#	Indicates a management contract or any compensatory plan, contract or arrangement.
*

This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALLON PHARMACEUTICALS, INC.

Date: May 13, 2021	By:	/s/ David Baker
Name: David Baker
Title: President and Chief Executive Officer