Form 10-Q
period 2021-06-30
Vallon Pharmaceuticals, Inc.
filed 2021-08-10
CIK 1824293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
June 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_________to_________
Commission File Number: 001-40034
____________________________________
VALLON PHARMACEUTICALS, INC.
(Exact Name of Registrant as Specified in its Charter)
____________________________________

Delaware	82-4369909
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 N. 18th Street, Suite 300, Philadelphia, PA 19103
(Address of principal executive offices, including zip code)
(267)-207-3606
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	VLON	NASDAQ Capital Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of August 6, 2021, 6,812,836 shares of the Registrant’s Common Stock were outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to management. Some of the statements in the sections captioned “Part I—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Quarterly Report contain forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:
•the likelihood of our clinical trials and non-clinical studies demonstrating safety and efficacy of our product candidates, and other positive results;
•the timing of initiation of our future clinical trials, and the reporting of data from our completed, current and future preclinical and clinical trials;
•the size of the market opportunity for our product candidates;
•our plans relating to commercializing our product candidates, if approved, including the geographic areas of focus and sales strategy;
•the success of competing therapies that are or may become available;
•our estimates of the number of patients in the United States who suffer from ADHD or narcolepsy and the number of patients that will enroll in our clinical trials;
•the beneficial characteristics, safety and efficacy of our product candidates;
•the timing or likelihood of regulatory filings and approval for our product candidates;
•our ability to obtain and maintain regulatory approval of our product candidates;
•our plans relating to the further development and manufacturing of our product candidates, including ADMIR;
•the expected potential benefits of strategic collaborations with third parties, including MEDICE Arzneimittel Putter GmbH & Co. KG (“Medice”), which is affiliated with one of our principal stockholders, Salmon Pharma, and represented by one member of our board of directors, and our ability to attract collaborators with development, regulatory and commercialization expertise;
•existing regulations and regulatory developments in the United States, the European Union, and other geographic territories;
•our plans and ability to obtain or protect intellectual property rights, including extensions of existing patent terms where available;
•our continued reliance on third parties to conduct additional clinical trials of our product candidates, and for the manufacture of our product candidates for preclinical studies and clinical trials;
•the need to hire additional personnel, and our ability to attract and retain such personnel;
•the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•our financial performance;
•the sufficiency of our existing capital resources to fund our future operating expenses and capital expenditure requirements;
•the impacts of the COVID-19 pandemic on our operations;
•our expectations regarding the period during which we will qualify as an emerging growth company under the JOBS Act; and
•our ability to maintain the listing of our common stock on The Nasdaq Capital Market.
Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, we have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which
ii

we operate and financial trends that we believe may affect our business, financial condition, results of operations and prospects, and these forward-looking statements are not guarantees of future performance or development. You should refer to the “Risk Factors” section of this Quarterly Report for a discussion of other important factors that may cause actual results to differ materially from those expressed or implied by the forward-looking statements.
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
iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Vallon Pharmaceuticals, Inc.
Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2021	December 31, 2020
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$10,460	$109
Prepaid expenses and other current assets	944	565
Total current assets	11,404	674
Other assets	243	279
Property and equipment, net	—	2
Total assets	$11,647	$955

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$886	$1,226
Accrued expenses	694	847
Note payable, current	—	47
Other current liabilities	91	105
Total current liabilities	1,671	2,225
Note payable, non-current	—	14
Other liabilities	123	170
Total liabilities	1,794	2,409

Commitments and contingencies (Note 9)

Stockholders' equity (deficit):
Common stock, $0.0001 par value; 250,000,000 shares authorized as of June 30, 2021 and December 31, 2020; 6,812,836 and 4,506,216 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in-capital	27,402	11,145
Accumulated deficit	(17,549)	(12,599)
Total stockholders’ equity (deficit)	9,853	(1,454)
Total liabilities and stockholders' equity (deficit)	$11,647	$955
See accompanying notes to unaudited interim financial statements.

Vallon Pharmaceuticals, Inc.
Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

License revenue-related party	$—	$—	$—	$100
Operating expenses:
Research and development	1,202	808	2,974	1,694
General and administrative	1,108	327	1,938	701
Total operating expenses	2,310	1,135	4,912	2,395
Loss from operations	(2,310)	(1,135)	(4,912)	(2,295)
Other income	—	—	61	—
Revaluation of derivative liability	—	—	(89)	—
Interest expense, net	(2)	(12)	(10)	(13)
Net loss	$(2,312)	$(1,147)	$(4,950)	$(2,308)
Net loss per share of common stock, basic and diluted	$(0.34)	$(0.25)	$(0.79)	$(0.51)
Weighted-average common shares outstanding, basic and diluted	6,812,836	4,506,216	6,264,854	4,506,216
See accompanying notes to unaudited interim financial statements.

Vallon Pharmaceuticals, Inc.
Statements of Changes in Stockholders’ Equity (Deficit)
(in thousands, except shares)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Balance, December 31, 2019	4,506,216	$—	$10,991	$(7,777)	$3,214
Stock-based compensation	—	—	35	—	35
Net loss	—	—	—	(1,161)	(1,161)
Balance, March 31, 2020	4,506,216	—	11,026	(8,938)	2,088
Stock-based compensation	—	—	28	—	28
Net loss	—	—	—	(1,147)	(1,147)
Balance, June 30, 2020	4,506,216	$—	$11,054	$(10,085)	$969

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
Balance, December 31, 2020	4,506,216	$—	$11,145	$(12,599)	$(1,454)
Issuance of common stock for convertible notes	54,906	—	439	—	439
Issuance of common stock for IPO, net of issuance expenses	2,250,000	—	15,104	—	15,104
Issuance of common stock for services	1,714	—	9	—	9
Issuance of Underwriters Warrants	—	—	399	—	399
Stock-based compensation	—	—	168	—	168
Net loss	—	—	—	(2,638)	(2,638)
Balance, March 31, 2021	6,812,836	—	27,264	(15,237)	12,027
Stock-based compensation	—	—	138	—	138
Net loss	—	—	—	(2,312)	(2,312)
Balance, June 30, 2021	6,812,836	$—	$27,402	$(17,549)	$9,853

See accompanying notes to unaudited interim financial statements.

Vallon Pharmaceuticals, Inc.
Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities:
Net loss	$(4,950)	$(2,308)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of finance lease right-of-use asset	36	37
Stock-based compensation expense	306	63
Revaluation of derivative liability	89	—
Forgiveness of PPP note	(61)	—
Non-cash interest, depreciation and other expense	2	1
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(379)	(17)
Accounts payable	(330)	262
Accrued expenses	(153)	128
Cash used in operating activities	(5,440)	(1,834)

Investing activities:
Purchase of property and equipment	—	(2)
Cash used in investing activities	—	(2)

Financing activities:
Proceeds from PPP loan	—	61
Proceeds from common stock, net of offering expenses	15,503	—
Proceeds from convertible notes	350	—
Payment of finance lease liability	(62)	(47)
Cash provided by financing activities	15,791	14

Net increase (decrease) in cash and cash equivalents	10,351	(1,822)
Cash and cash equivalents, at beginning of period	109	3,821
Cash and cash equivalents, at end of period	$10,460	$1,999
Supplemental disclosure of cash flows information:
Noncash financing activities:
Conversion of convertible notes to common stock	$350	$—
See accompanying notes to unaudited interim financial statements.

Vallon Pharmaceuticals, Inc.
Notes to Unaudited Interim Financial Statements
(in thousands, except share and per share data)
1.    ORGANIZATION AND DESCRIPTION OF BUSINESS
Vallon Pharmaceuticals, Inc. (Vallon or the Company), based in Philadelphia, PA was incorporated in Delaware on January 11, 2018, which is the date of inception.
The Company is a clinical-stage biopharmaceutical company focused on the development and commercialization of novel abuse-deterrent medications for CNS disorders. The Company’s lead investigational product candidate, ADAIR, is a proprietary, abuse-deterrent oral formulation of immediate-release dextroamphetamine (the main active ingredient in Adderall®) for the treatment of attention-deficit/hyperactivity disorder (ADHD) and narcolepsy. The Company plans to develop other abuse-deterrent products, which have potential for abuse in their current forms, beginning with the development of ADMIR, an abuse deterrent formulation of Ritalin, for which the Company is conducting formulation development work.
In February 2021, the Company completed an initial public offering (IPO) of its common stock, selling 2,250,000 shares at $8.00 per share. As a result of the IPO, the Company received approximately $15,500 in net proceeds, after deducting discounts and commissions of approximately $1,600 and estimated offering expenses of approximately $905 payable by the Company.
In January 2021, the Company entered into a Convertible Promissory Note Purchase Agreement with certain existing stockholders, including Salmon Pharma, an affiliate of Medice, and David Baker, our Chief Executive Officer, pursuant to which we issued convertible promissory notes (the 2021 Convertible Notes) for cash proceeds of $350. The 2021 Convertible Notes bear an interest rate of 7.0% per annum, non-compounding, and had a maturity date of September 30, 2021. The 2021 Convertible Notes were convertible into shares of our capital stock offered to investors in any subsequent equity financing after the date of their issuance in which we issued any of our equity securities (a Qualified Financing) and were convertible at a twenty percent (20%) discount to the price per share offered in such Qualified Financing. Such Qualified Financing included the IPO and as a result, the 2021 Convertible Notes converted into an aggregate of 54,906 shares of our common stock immediately prior to the closing of IPO.

2.    LIQUIDITY
These financial statements have been prepared on the basis that the Company is a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not generated any significant revenues from operations since inception and does not expect to do so in the foreseeable future. The Company has incurred operating losses since its inception and has incurred $17,549 in accumulated deficit through June 30, 2021. The Company has financed its working capital requirements to date through the issuance of common stock, convertible notes, short-term promissory notes, and a Paycheck Protection Program (PPP) promissory note.
In January 2021, the Company completed a $350 convertible note financing and in February 2021, the Company completed the IPO, raising net proceeds of $15,500. As of June 30, 2021, the Company had cash and cash equivalents of approximately $10,460, which management expects will provide funding for its ongoing business activities into the third quarter of 2022. However, the Company has based this estimate on assumptions that may prove erroneous, and it could use capital resources sooner than it expects, therefore, there is substantial doubt about the Company’s ability to continue as a going concern within one year of the date that these financial statements are being issued.
The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital to fund its business activities, including its research and development program. The Company’s objective is to develop and commercialize biopharmaceutical products that treat central nervous system disorders, but there can be no assurances that the Company will be successful in this regard. Therefore, the Company intends to raise capital through additional issuances of common stock and /or short-term notes. If the Company is not able to obtain additional financing on acceptable terms and in the amounts necessary to fully fund its future operating requirements, it may be forced to reduce or discontinue its operations entirely. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

3.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial periods and pursuant to the rules of the Securities and Exchange Commission. References in this Quarterly Report on Form 10-Q to “authoritative guidance” is meant to refer to GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Updates (ASU) of the Financial Accounting Standards Board (FASB). The December 31, 2020 balance sheet was derived from audited financial statements.
In the opinion of management, the unaudited interim financial statements furnished herein include all normal and recurring adjustments considered necessary to present fairly the Company’s financial position as of June 30, 2021, and the results of operations and stockholders’ equity (deficit) for the three and six months ended June 30, 2021 and 2020 and cash flows for the six months ended June 30, 2021 and 2020. Results of operations for the three and six months ended June 30, 2021, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2021. The unaudited interim financial statements, presented herein, do not contain the required disclosures under GAAP for annual financial statements. The accompanying unaudited interim financial statements should be read in conjunction with the annual audited financial statements and related notes as of and for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2021.
Recapitalization
Immediately prior to the closing of the IPO (Note 6), the Company effected a one-for-40 reverse stock split of its common stock. All share and per share amounts, excluding the number of authorized shares and par value, contained in these financial statements and accompanying notes, and this Quarterly Report on Form 10-Q give retroactive effect to the reverse split.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the unaudited interim financial statements and the reported amounts of expenses during the reporting period. Estimates and assumptions are primarily made in relation to the valuation of share options, the embedded derivative of convertible notes, warrant issuance, valuation allowances relating to deferred tax assets, revenue recognition, accrued expenses and estimation of the incremental borrowing rate for the finance lease. If actual results differ from the Company’s estimates, or to the extent these estimates are adjusted in future periods, the Company’s results of operations could either benefit from, or be adversely affected by, any such change in estimate.
Stock-based Compensation
The Company recognizes expense for employee and non-employee stock-based compensation in accordance with ASC Topic 718, Stock-Based Compensation (ASC 718). ASC 718 requires that such transactions be accounted for using a fair value-based method. The estimated fair value of the options is amortized over the vesting period, based on the fair value of the options on the date granted, and is calculated using the Black-Scholes option-pricing model. The Company accounts for forfeitures as incurred. In considering the fair value of the underlying stock when the Company granted options, the Company considered several factors including the fair values established by market transactions. Stock option-based compensation includes estimates and judgments of when stock options might be exercised and stock price volatility. The timing of option exercises is out of the Company's control and depends upon a number of factors including the Company's market value and the financial objectives of the option holders. These estimates can have a material impact on the stock compensation expense but will have no impact on the cash flows. The estimation of share-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from original estimates, such amounts are recorded as a cumulative adjustment in the period the estimates are revised. The Company uses the expected term, rather than the contractual term, for both employee and consultant options issued.
Recent Accounting Pronouncements
The Company considers the applicability and impact of all ASUs. ASUs not discussed below were assessed and determined to be either not applicable or are expected to have minimal impact on these financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principals in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending the existing guidance. For public business entities, the guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2020. Early adoption is permitted, including adoption in any interim period. The adoption of this standard, effective January 1, 2021, did not have a material impact on these financial statements.
4.    ACCRUED EXPENSES
Accrued expenses consist of the following:

	June 30, 2021	December 31, 2020
Research and development	$283	$259
General and administrative	144	156
Payroll and related	196	342
Licensing related	71	81
Other	—	9
Total accrued expenses	$694	$847
5.    PPP NOTE AND CONVERTIBLE NOTES
In May 2020, the Company issued a promissory note under the PPP (the PPP Note) totaling $61. The PPP Note had a stated interest rate of 1% and had a two-year maturity. Payments were required to be made over a 1.5-year period beginning November 1, 2020 unless forgiven. In January 2021, the Company was notified that the loan along with accumulated interest had been forgiven. As a result, the Company recorded income from the extinguishment of its obligation in accordance with ASC 405-20-40-1, disclosed in the amount of $61 included in other income on the accompanying Statements of Operations.
On January 11, 2021, the Company entered into a Convertible Promissory Note Purchase Agreement with certain existing stockholders, including Salmon Pharma, an affiliate of Medice, and David Baker, the Company’s Chief Executive Officer, pursuant to which the Company issued the 2021 Convertible Notes, for cash proceeds of $350. The 2021 Convertible Notes bore an interest rate of 7.0% per annum, non-compounding, and had a maturity date of September 30, 2021. The 2021 Convertible Notes converted into 54,906 shares of the Company’s common stock upon completion of the IPO. The Company identified the mandatory conversion into shares of the Company’s common stock as a redemption feature, which requires bifurcation from the 2021 Convertible Notes and treated it as a derivative liability under ASC 815 as the redemption feature was not clearly and closely related to the debt. The Company evaluated the fair value of the derivative liability. Upon the conversion of the 2021 Convertible Notes to common stock at the closing of the IPO, the embedded derivative liability was remeasured and removed from the balance sheet.
6.    STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock
On February 12, 2021, the Company completed the IPO of 2,250,000 shares of common stock at a public offering price of $8.00 per share. The gross proceeds from the IPO, before deducting underwriting discounts, commissions and other offering expenses payable by the Company, were $18,000. Underwriting discounts and expenses totaled $1,600 and the Company incurred approximately $905 of additional expenses related to completing the IPO, of which $494 were incurred as of December 31, 2020 and included prepaid expenses and other current assets on the Company’s balance sheet; thus aggregate net proceeds were approximately $15,500.
Common Stock Warrants
In connection with the IPO, the Company granted the underwriters warrants (the Underwriters' Warrants) to purchase an aggregate of 112,500 shares of common stock at an exercise price of $10.00 per share. The Underwriters’ Warrants have a five-year term and are not exercisable prior to August 12, 2021. All of the Underwriters’ Warrants were outstanding as of June 30, 2021. The warrants were classified as equity and the fair value of $399 is reflected as additional paid-in capital. The Black-Scholes option-pricing model was used to estimate the fair value of the warrants with the following weighted-average assumptions:

Volatility	85.0%
Expected term in years	2.5
Dividend rate	0.0%
Risk-free interest rate	0.155%
7.    STOCK-BASED COMPENSATION
The Company recorded stock-based compensation related to stock options issued under the Company’s 2018 Equity Incentive Plan (2018 Plan) in the following expense categories of its accompanying statements of operations for the three and six months ended June 30, 2021 and 2020 :

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$18	$18	$39	$53
General and administrative	120	10	267	10
Total	$138	$28	$306	$63
The Company has granted stock options to purchase its common stock to employees and consultants under the 2018 Plan, under which the Company may issue stock options, restricted stock and other equity-based awards. The Company has also granted certain stock options outside of the 2018 Plan. Stock options granted by the Company generally have a contractual life of up to 10 years. As of June 30, 2021, all equity awards granted from the 2018 Plan were in the form of stock options.
The Company measures equity-based awards granted to employees, and non-employees based on their fair value on the date of the grant and recognizes compensation expense for those awards over the requisite service period or performance-based period, which is generally the vesting period of the respective award. The measurement date for equity awards is the date of grant, and equity-based compensation costs are recognized as expense over the requisite service period, which is the vesting period or for certain performance-based awards. The Company records the expense for these awards if it concludes that it is probable that the performance condition will be achieved.
The table below represents the activity of stock options granted to employees and non-employees for the six months ended June 30, 2021:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding at December 31, 2020	266,250	$2.94	8.22
Granted	397,240	$3.87
Exercised	—	—
Forfeited	—	—
Outstanding at June 30, 2021	663,490	$3.50	9.07
Exercisable at June 30, 2021	206,380	$2.83	8.00

The Black-Scholes option-pricing model was used to estimate the grant date fair value of each stock option grant at the time of grant using the following weighted-average assumptions:

	For the Six Months Ended June 30,
	2021	2020
Volatility	83.50%	85.00%
Expected term in years	5.90	5.80
Dividend rate	0.00%	0.00%
Risk-free interest rate	0.99%	0.43%
Fair value of option on grant date	$3.87	$3.28
At June 30, 2021, the unrecognized compensation cost related to unvested stock options expected to vest was $1,046. This unrecognized compensation is expected to be recognized over a weighted-average amortization period of 2.94 years.
8.    RELATED PARTY TRANSACTIONS
In January 2020, the Company entered into a license agreement with Medice which grants Medice an exclusive license, with the right to grant sublicenses, to develop, use, manufacture, market and sell ADAIR throughout Europe. Medice is responsible for obtaining regulatory approval of ADAIR in the licensed territory. Under the license agreement, Medice paid Vallon a $100 upfront payment and is required to pay milestone payments upon first obtaining regulatory approval to market and sell ADAIR in any country, territory or region in the licensed territory and upon achieving certain annual net sales thresholds. Medice will also pay tiered royalties on annual net sales of ADAIR at rates in the low double-digits. The initial term of the license agreement will expire five years after the date on which Medice first obtains regulatory approval in any country, territory or region in the licensed territory.
In January 2021, the Company entered into a Convertible Promissory Note Purchase Agreement with certain existing stockholders, including Salmon Pharma, an affiliate of Medice, and David Baker, the Company’s Chief Executive Officer, pursuant to which the Company issued the 2021 Convertible Notes for cash proceeds of $350. The 2021 Convertible Notes bore an interest rate of 7.0% per annum, non-compounding, and had a maturity date of September 30, 2021. The 2021 Convertible Notes converted into 54,906 shares of the Company’s common stock upon completion of the IPO.
9.    COMMITMENTS AND CONTINGENCIES
Employment Agreements
The Company has entered into employment contracts with its officers that provide for severance and continuation of benefits in the event of termination of employment by the Company without cause or by the employee for good reason. In addition, in the event of termination of employment following a change in control, the vesting of certain equity awards may be accelerated.
COVID-19 Impact
The global COVID-19 pandemic continues to present uncertainty and unforeseeable new risks to the Company’s operations and business plan. The Company has closely monitored recent COVID-19 developments, including states’ lifting COVID-19 safety measures, drop in vaccination rates, and spread of various coronavirus strains such as the Delta variant. In light of these developments, the full impact of the COVID-19 pandemic on the Company’s business, operations and clinical development plans remains uncertain and will vary depending on the pandemic’s future impact on its clinical trial enrollment, clinical trial sites, CROs, third-party manufacturers, and other third parties with whom we do business, as well as any legal or regulatory consequences resulting therefrom. To the extent possible, the Company is conducting business as usual, with necessary or advisable modifications to employee travel and with most of its employees and consultants working remotely. The Company will continue to actively monitor the COVID-19 outbreak and may take further actions that alter its operations, including those that may be required by federal, state or local authorities, or that the Company determines are in the best interests of its employees and other third parties with whom the Company does business.

10.    FAIR VALUE MEASUREMENTS
The fair value of the embedded derivative liability identified in the 2021 Convertible Notes was a Level 3 fair value measurement. As of February 12, 2021, the embedded derivative was remeasured based upon the conversion price of $8.00 per share upon closing of the IPO. As such, an expense of $89 was recorded during the six months ended June 30, 2021.
The following table presents the activity for the liability measured at estimated fair value using unobservable inputs for the six months ended June 30, 2021:

Beginning balance as of January 1, 2021	$—
Additions during the six months ended June 30, 2021	89
Transfer out of Level 3	(89)
Balance as of June 30, 2021	$—

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
Overview
We are a clinical-stage biopharmaceutical company focused on the development and commercialization of novel medications for CNS disorders with a focus on abuse-deterrent medications. Our lead investigational product candidate, ADAIR, is a proprietary, abuse-deterrent oral formulation of immediate-release dextroamphetamine (the main active ingredient in Adderall®) for the treatment of attention-deficit/hyperactivity disorder (ADHD) and narcolepsy. According to the US Department of Health and Human Services’ 2018 National Survey on Drug Use and Health, over 5 million adolescents and adults misuse prescription stimulant medications on an annual basis. The misuse and abuse of prescription stimulants has substantial medical risk, including risk of irregular heartbeat, heart attack, seizures, hallucinations, hostile behavior and stroke, as well as increased risk of addiction. ADAIR is designed to deter attempts to crush and snort and to provide barriers to injection while still providing the expected therapeutic benefit when taken orally.
We are developing ADAIR for registration with the U.S. Food and Drug Administration through the Section 505(b)(2) regulatory pathway, which is expected to obviate the need for large Phase 2 and Phase 3 efficacy and safety studies. In July 2018, our Investigational New Drug (IND) application for ADAIR was approved by the FDA. We have completed three Phase 1 trials of ADAIR including a proof-of-concept intranasal human abuse potential study. We recently completed a 13-week preclinical toxicology study on the final formulation of ADAIR that showed no safety findings of concern. We are currently conducting a pivotal intranasal abuse study which we expect to complete by the end of 2021.
In January 2020, we entered into a license agreement with Medice, which grants Medice an exclusive license to develop, use, manufacture, market and sell ADAIR throughout Europe. Under the license agreement, Medice paid us a $0.1 million upfront payment and will pay milestone payments of up to $6.3 million in aggregate upon achieving certain regulatory and sales milestones. We are also entitled to low-double digit tiered royalties on net sales of ADAIR.
In addition to ADAIR, we have begun formulation development work on our second product candidate, ADMIR, an abuse deterrent formulation of methylphenidate (Ritalin®), for the treatment of ADHD. We also plan to utilize the Section 505(b)(2) regulatory pathway for registration of ADMIR .
In the future, we plan to use our abuse deterrent platform technology to develop other products that have potential for abuse in their current forms and will continue business development activities and seek partnering, licensing, merger and acquisition opportunities or other transactions to further develop our pipeline and drug-development capabilities.
The global COVID-19 pandemic continues to present uncertainty and unforeseeable new risks to our operations and business plan. We have closely monitored recent COVID-19 developments, including states’ lifting COVID-19 safety measures, drop in vaccination rates, and spread of various coronavirus strains such as the Delta variant. In light of these developments, the full impact of the COVID-19 pandemic on our business, operations and clinical development plans remains uncertain and will vary depending on the pandemic’s future impact on our clinical trial enrollment, clinical trial sites, CROs, third-party manufacturers, and other third parties with whom we do business, as well as any legal or regulatory consequences resulting therefrom. To the extent possible, we are conducting business as usual, with necessary or advisable modifications to employee travel and with most of our employees and consultants working remotely. We will continue to actively monitor the COVID-19 outbreak and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business.

Financial Operations Overview
Licensing Revenues - Related Party
To date, we have not generated any revenue from the sale of any products, and we do not expect to generate significant revenues unless or until we obtain regulatory approval of and commercialize ADAIR. Substantially all of our revenue to date has been generated by the Medice license agreement from which we received a $0.1 million license fee during the six months ended June 30, 2020. We do not expect to generate any additional revenue from the Medice license agreement in the near future.
Research and Development Expenses
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
Our research and development expenses have consisted primarily of in-process research and development expenses, costs incurred in preparing for and conducting the development program for ADAIR, working on commercial manufacturing of ADAIR and developing formulations for ADMIR. Research and development costs are expensed as incurred. These expenses include:
•employee -related expenses, such as salaries, bonuses and benefits, consultant-related expenses such as consultant fees and bonuses, stock-based compensation, overhead related expenses and travel related expenses for our research and development personnel;
•expenses incurred under agreements with contract research organizations (CROs), as well as consultants that support the implementation of our clinical and non-clinical studies;
•manufacturing and packaging costs in connection with conducting clinical trials and for stability and other studies required to support the NDA filing as well as manufacturing drug product for commercial launch;
•formulation, research and development expenses related to ADMIR; and other products we may choose to develop; and
•costs for sponsored research.
We typically use our employee, consultant and infrastructure resources across our research and development programs. Although we track certain outsourced development costs by product candidate, we do not allocate personnel costs or other internal costs to specific product candidates.
We plan to incur research and development expenses for the foreseeable future as we expect to continue the development of ADAIR and our other product candidates. At this time, due to the inherently unpredictable nature of preclinical and clinical development and the early stage of our other product candidates, we are unable to estimate with any certainty the costs we will incur and the timelines we will require in our continued development efforts.
General and Administrative Expenses
General and administrative expenses consist primarily of compensation and consulting related expenses for executives and other administrative personnel, professional fees and other corporate expenses, including legal and accounting fees, travel expenses, facilities-related expenses, and consulting services relating to our formation and corporate matters.
We anticipate that our general and administrative expenses will increase in the future as we support our continued research and development activities and operate as a public company. These increases will likely include increased costs related to the hiring of personnel, including compensation and employee-related expenses, including stock-based compensation, and fees to outside consultants, lawyers and accountants, among other expenses. Additionally, we anticipate increased costs associated with being a public company, including expenses related to services associated with maintaining compliance with The Nasdaq Capital Market and SEC requirements, directors and officers insurance, increased legal and accounting costs and investor relations costs. In addition, if ADAIR obtains regulatory approval for marketing, we expect that we would incur expenses associated with building a commercialization team if we have not sold or licensed the rights to commercialize ADAIR to a third party in territories not under the license agreement with Medice.
Other Income
Other income consists of income recognized as a result of the extinguishment of the promissory note issued to us under the Paycheck Protection Program (PPP) as a result of the forgiveness of the note.
Revaluation of Derivative Instruments
In January 2021, we entered into a Convertible Promissory Note Purchase Agreement pursuant to which we issued $350,000 in convertible promissory notes (the 2021 Convertible Notes). The 2021 Convertible Notes automatically converted into 54,906 shares of our common stock concurrently with the closing of the IPO. We identified the mandatory conversion into shares our common stock as a redemption feature, which requires bifurcation from the 2021 Convertible Notes and treated it as a derivative liability under ASC 815 as the redemption feature was not clearly and closely related to the debt. We evaluated the fair value of the derivative liability at issuance. Upon the conversion of the 2021 Convertible Notes to common stock at the closing of the IPO, the embedded derivative liability was remeasured and removed from the balance sheet.
Interest (Income) Expense, net
Interest (income) expense consists of interest earned on our cash and cash equivalents held with institutional banks and interest expense is primarily related to our finance lease of equipment utilized in the commercial scale manufacturing of ADAIR.
Results of Operations
Comparison of the Three Months Ended June 30, 2021 and 2020
The following table summarizes the results of our operations for the periods indicated (in thousands):

	Three Months Ended June 30,
	2021	2020
License revenue-from related party	$—	$—
Operating expenses:
Research and development	1,202	808
General and administrative	1,108	327
Total operating expenses	2,310	1,135
Loss from operations	(2,310)	(1,135)
Interest expense, net	(2)	(12)
Net loss	$(2,312)	$(1,147)
Research and Development Expenses
Research and development expenses were $1.2 million and $0.8 million for the three months ended June 30, 2021 and 2020, respectively. The $0.4 million increase in research and development expenses was primarily due to an increase of $0.5 million in expenses related to the registration development program of ADAIR offset by a decrease of $0.1 million in expenses related to the formulation work for ADMIR.
General and Administrative Expenses
General and administrative expenses were $1.1 million and $0.3 million for the three months ended June 30, 2021 and 2020, respectively. The $0.8 million increase was primarily related to increased costs for directors and officers insurance of $0.4 million, personnel expenses, including stock compensation, of $0.2 million, and public company expenses of $0.2 million.

Interest Expense, net
Interest expense, net was $2,000 and $12,000 for the three months ended June 30, 2021 and 2020, respectively.
Comparison of the Six Months Ended June 30, 2021 and 2020
The following table summarizes the results of our operations for the periods indicated (in thousands):

	Six Months Ended June 30,
	2021	2020
License revenue-from related party	$—	$100
Operating expenses:
Research and development	2,974	1,694
General and administrative	1,938	701
Total operating expenses	4,912	2,395
Loss from operations	(4,912)	(2,295)
Other income	61	—
Revaluation of derivative liability	(89)	—
Interest expense, net	(10)	(13)
Net loss	$(4,950)	$(2,308)
License Revenue – From Related Party
Licensing revenues were $0.1 million for the six months ended June 30, 2020 as a result of the upfront payment received under the terms of the Medice license agreement. No licensing revenues were recognized during the six months ended June 30, 2021.
Research and Development Expenses
Research and development expenses were $3.0 million and $1.7 million for the six months ended June 30, 2021 and 2020, respectively. The $1.3 million increase in research and development expenses was primarily due to increases of $1.4 million in expenses related to the registration development program of ADAIR offset by a decrease of $0.1 million in expenses related to the formulation work for ADMIR.
General and Administrative Expenses
General and administrative expenses were $1.9 million and $0.7 million for the six months ended June 30, 2021 and 2020, respectively. The $1.2 million increase was primarily related to increased costs for directors and officers insurance of $0.6 million, personnel expense, including non-cash stock compensation, of $0.4 million, and public company expenses of $0.2 million.
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
Revaluation of Derivative Liability
During the six months ended June 30, 2021, pursuant to ASC-815, we revalued the embedded derivative liability associated with the 2021 Convertible Notes, resulting in $89,000 in the fair value of the derivative liability associated with the 2021 Convertible Notes.
Interest Expense, net
Interest expense, net was $10,000 and $13,000 for the six months ended June 30, 2021 and 2020, respectively.

Liquidity and Capital Resources
Since inception, we have incurred losses and expect to continue to incur losses for the foreseeable future. We incurred net losses of $4.9 million and $2.3 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $17.5 million.
We have financed our working capital requirements to date through the issuance of common stock, convertible notes, short-term promissory notes, and a PPP promissory note. As of June 30, 2021, we had $10.5 million in cash and cash equivalents.
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$(5,440)	$(1,834)
Investing activities	—	(2)
Financing activities	15,791	14
Net increase (decrease) in cash and cash equivalents	$10,351	$(1,822)
Cash Flows from Operating Activities
For the six months ended June 30, 2021 and 2020, $5.4 million and $1.8 million were used in operating activities, respectively. The $3.6 million increase was primarily due to a $2.6 million increase in our net loss as well as increases in prepaid expenses, accounts payable and accrued expenses of $1.3 million, offset by $0.2 million increase in non-cash stock compensation expense.
Cash Flows from Investing Activities
Net cash used in investing activities was $2,000 for the six months ended June 30, 2020, which was related to the purchase of computer equipment.
Cash Flows from Financing Activities
Net cash provided by financing activities was $14,000 during the six-month period ended June 30, 2020, which was related to proceeds received from a PPP note of $61,000 offset by payments related to our finance lease of $47,000. Net cash provided by financing activities was $15.8 million for the six months ended June 30, 2021 and was primarily related to the net proceeds from our IPO and 2021 Convertible Notes financings.
2021 Convertible Note Financing
In January 2021, we entered into a Convertible Promissory Note Purchase Agreement with certain existing stockholders, including SALMON Pharma GmbH (Salmon Pharma), an affiliate of Medice, and David Baker, our Chief Executive Officer, pursuant to which we issued convertible promissory notes (the 2021 Convertible Notes) for cash proceeds of $350,000. The 2021 Convertible Notes bear an interest rate of 7.0% per annum, non-compounding, and had a maturity date of September 30, 2021. The 2021 Convertible Notes were convertible into shares of our capital stock offered to investors in any subsequent equity financing after the date of their issuance in which we issued any of our equity securities (a Qualified Financing) and were convertible at a twenty percent discount to the price per share offered in such Qualified Financing. Such Qualified Financing included the initial public offering of our common stock, consummated on February 12, 2021; therefore, the 2021 Convertible Notes converted into an aggregate of 54,906 shares of our common stock immediately prior to the closing of the IPO, as agreed upon among the parties thereto.
Future Funding Requirements
Although it is difficult to predict future liquidity requirements, we expect that our existing cash and cash equivalents will provide funding for our ongoing business activities into the third quarter of 2022; however, we have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect therefore there is substantial doubt about our ability to continue as a going concern. We expect to continue to incur significant and increasing operating losses at least for the foreseeable future. We do not expect to generate product revenue unless and until we successfully complete development, obtain regulatory approval for, and successfully commercialize ADAIR, or any other future products, including ADMIR. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of planned clinical trials and our expenditures on other research and development activities. We anticipate that our expenses will increase substantially as we:
•conduct clinical trials and non-clinical studies;
•scale up manufacturing capabilities with third-party contract manufacturer(s);
•conduct ongoing stability studies of ADAIR;
•seek to identify, acquire, develop and commercialize additional products, such as ADMIR;
•integrate acquired technologies into a comprehensive regulatory and product development strategy;
•maintain, expand and protect our intellectual property portfolio;
•hire scientific, clinical, quality control and administrative personnel;
•add operational, financial and management information systems and personnel, including personnel to support our drug development efforts;
•seek regulatory approvals for any products that successfully complete clinical trials;
•ultimately establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any drug candidates for which we may obtain regulatory approval, including through the license agreement with Medice; and
•operate as a public company.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
Critical Accounting Policies
The Company’s critical accounting policies are described in Note B, “Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2021. There have been no material changes to the significant accounting policies during the six months ended June 30, 2021, except for items mentioned in Note 3 of the unaudited interim financial statements in this Quarterly Report on Form 10-Q.
Emerging Growth Company Status
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and may remain an emerging growth company for up to five years. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:
•reduced disclosure about our executive compensation arrangements;
•no non-binding stockholder advisory votes on executive compensation or golden parachute arrangements; and
•exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.
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
Item 4. Controls and Procedures.
Management’s Evaluation of our Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of June 30, 2021. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures, as defined above, are effective.
Changes in Internal Control over Financial Reporting
We are taking actions to remediate the material weaknesses relating to our internal controls over financial reporting as described in our Annual Report on Form 10-K. Except as otherwise disclosed herein, there have been no changes in our internal control over financial reporting during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Some examples of potential disruptions that may result from the COVID-19 pandemic, include, but are not limited to:
•delays or difficulties in enrolling patients in our clinical trials;
•delays or difficulties in initiating or expanding clinical trials, including delays or difficulties with clinical site initiation and recruiting clinical site investigators and clinical site staff;
•increased rates of patients withdrawing from our clinical trials following enrollment as a result of contracting COVID-19 or other health conditions or being forced to quarantine;
•interruption of key clinical trial activities, such as clinical trial site data monitoring and efficacy, safety and translational data collection, processing and analyses, due to limitations on travel imposed or recommended by federal, state or local governments, employers and others or interruption of clinical trial subject visits, which may impact the collection and integrity of subject data and clinical study endpoints;
•delays or disruptions in preclinical experiments and IND-enabling studies due to restrictions of on-site staff and unforeseen circumstances at CROs and vendors, including any delays caused by the COVID-19 outbreak;
•interruption or delays in the operations of the FDA and comparable foreign regulatory agencies;
•interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems;
•delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;
•limitations on employee or other resources that would otherwise be focused on the conduct of our clinical trials and pre-clinical work, including because of sickness of employees or their families, the desire of employees to avoid travel or contact with large groups of people, an increased reliance on working from home, school closures or mass transit disruptions;
•changes in regulations as part of a response to the COVID-19 pandemic which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;

•delays in necessary interactions with regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government or contractor personnel; and
•refusal of the FDA to accept data from clinical trials in affected geographies outside the United States.
The COVID-19 global pandemic remains a public health threat and its ultimate impact on our business and the global economy is uncertain. The extent to which the outbreak may affect our clinical trials, business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted at this time, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions, actions to contain the outbreak or treat its impact, such as social distancing and quarantines or lock-downs in the United States, and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease, and the ongoing worldwide vaccine rollout. Future developments in these and other areas present material uncertainty and risk with respect to our clinical trials, business, financial condition and results of operations.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Vallon Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on February 16, 2021).

3.2	Amended and Restated Bylaws of Vallon Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.3 to the Current Report on form 8-K, filed with the SEC on February 16, 2021).

3.3
Certificate of Amendment to Amended and Restated Certificate of Incorporation of Vallon Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, filed with the SEC on February 16, 2021).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	iXBRL Instance Document

101.SCH	iXBRL Taxonomy Extension Schema Document

101.CAL	iXBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	iXBRL Taxonomy Extension Definition Linkbase Document

101.LAB	iXBRL Taxonomy Extension Label Linkbase Document

101.PRE	iXBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101)
____________________________________
Unless otherwise indicated, exhibits are filed herewith.
*This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, except to the extent specifically incorporated by reference into such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALLON PHARMACEUTICALS, INC.

Date: August 10, 2021	By:	/s/ Leanne M. Kelly
Name: Leanne M. Kelly
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)