Form 10-Q
period 2021-09-30
Vallon Pharmaceuticals, Inc.
filed 2021-11-12
CIK 1824293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
September 30, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of November 8, 2021, 6,812,836 shares of the Registrant’s Common Stock were outstanding.

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
•the expected potential benefits of strategic collaborations with third parties, including MEDICE Arzneimittel Putter GmbH & Co. KG (Medice), which is affiliated with one of our principal stockholders, Salmon Pharma, and represented by one member of our board of directors, and our ability to attract collaborators with development, regulatory and commercialization expertise;
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
Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, we have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which
ii

we operate and financial trends that we believe may affect our business, financial condition, results of operations and prospects, and these forward-looking statements are not guarantees of future performance or development. You should refer to the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2020 and this Quarterly Report for a discussion of other important factors that may cause actual results to differ materially from those expressed or implied by the forward-looking statements.
Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. If the forward-looking statements prove to be inaccurate; the inaccuracy may be material. In light of the significant uncertainties in these forward- looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. The forward-looking statements in this Quarterly Report represents our views as of the date of this Quarterly Report. We anticipate that subsequent events and developments will cause our views to change, however, except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein after we distribute this Quarterly Report, whether as a result of any new information, future events or otherwise. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report.
This Quarterly Report includes trademarks and registered trademarks of Vallon Pharmaceuticals, Inc. Products or service names of other companies mentioned in this Quarterly Report may be trademarks or registered trademarks of their respective owners.
As used in this Quarterly Report, unless the context requires otherwise, the “Company,” “we,” “us” and “our” refer to Vallon Pharmaceuticals, Inc.
iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Vallon Pharmaceuticals, Inc.
Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$5,884	$109
Marketable securities, available-for-sale	3,254	—
Prepaid expenses and other current assets	778	565
Total current assets	9,916	674
Other assets	224	279
Property and equipment, net	—	2
Total assets	$10,140	$955

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$488	$1,226
Accrued expenses	731	847
Note payable, current	—	47
Other current liabilities	94	105
Total current liabilities	1,313	2,225
Note payable, non-current	—	14
Other liabilities	98	170
Total liabilities	1,411	2,409

Commitments and contingencies (Note 10)

Stockholders' equity (deficit):
Common stock, $0.0001 par value; 250,000,000 shares authorized as of September 30, 2021 and December 31, 2020; 6,812,836 and 4,506,216 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in-capital	27,536	11,145
Accumulated other comprehensive loss	(1)	—
Accumulated deficit	(18,806)	(12,599)
Total stockholders’ equity (deficit)	8,729	(1,454)
Total liabilities and stockholders' equity (deficit)	$10,140	$955
See accompanying notes to unaudited interim financial statements.

Vallon Pharmaceuticals, Inc.
Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

License revenue-related party	$—	$—	$—	$100
Operating expenses:
Research and development	215	733	3,189	2,427
General and administrative	1,038	300	2,976	1,001
Total operating expenses	1,253	1,033	6,165	3,428
Loss from operations	(1,253)	(1,033)	(6,165)	(3,328)
Other income	—	—	61	—
Revaluation of derivative liability	—	—	(89)	—
Interest expense, net	(4)	(12)	(14)	(25)
Net loss	(1,257)	(1,045)	(6,207)	(3,353)
Other comprehensive loss:
Unrealized loss on investments	(1)	—	(1)	—
Total comprehensive loss	$(1,258)	$(1,045)	$(6,208)	$(3,353)

Net loss per share of common stock, basic and diluted	$(0.18)	$(0.23)	$(0.96)	$(0.74)
Weighted-average common shares outstanding, basic and diluted	6,812,836	4,506,216	6,449,522	4,506,216
See accompanying notes to unaudited interim financial statements.

Vallon Pharmaceuticals, Inc.
Statements of Changes in Stockholders’ Equity (Deficit)
(in thousands, except shares)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity (Deficit)
	Shares	Amount
Balance, December 31, 2019	4,506,216	$—	$10,991	$—	$(7,777)	$3,214
Stock-based compensation	—	—	35	—	—	35
Net loss	—	—	—	—	(1,161)	(1,161)
Balance, March 31, 2020	4,506,216	—	11,026	—	(8,938)	2,088
Stock-based compensation	—	—	28	—	—	28
Net loss	—	—	—	—	(1,147)	(1,147)
Balance, June 30, 2020	4,506,216	—	11,054	—	(10,085)	969
Stock-based compensation	—	—	52	—	—	52
Net loss	—	—	—	—	(1,045)	(1,045)
Balance September 30, 2020	4,506,216	$—	$11,106	$—	$(11,130)	$(24)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity (Deficit)
	Shares	Amount
Balance, December 31, 2020	4,506,216	$—	$11,145	$—	$(12,599)	$(1,454)
Issuance of common stock for convertible notes	54,906	—	439	—	—	439
Issuance of common stock for IPO, net of issuance expenses	2,250,000	—	15,104	—	—	15,104
Issuance of common stock for services	1,714	—	9	—	—	9
Issuance of Underwriters Warrants	—	—	399	—	—	399
Stock-based compensation	—	—	168	—	—	168
Net loss	—	—	—	—	(2,638)	(2,638)
Balance, March 31, 2021	6,812,836	—	27,264	—	(15,237)	12,027
Stock-based compensation	—	—	138	—	—	138
Net loss	—	—	—	—	(2,312)	(2,312)
Balance, June 30, 2021	6,812,836	—	27,402	—	(17,549)	9,853
Stock-based compensation	—	—	134	—	—	134
Unrealized loss on investments	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(1,257)	(1,257)
Balance September 30, 2021	6,812,836	$—	$27,536	$(1)	$(18,806)	$8,729

See accompanying notes to unaudited interim financial statements.

Vallon Pharmaceuticals, Inc.
Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities:
Net loss	$(6,207)	$(3,353)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of finance lease right-of-use asset	55	55
Amortization of marketable securities premiums	11	—
Stock-based compensation expense	440	115
Revaluation of derivative liability	89	—
Forgiveness of PPP note	(61)	—
Non-cash interest, depreciation and other expense	2	1
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(213)	(282)
Accounts payable	(729)	273
Accrued expenses	(116)	293
Cash used in operating activities	(6,729)	(2,898)

Investing activities:
Purchase of marketable securities	(3,266)	—
Purchase of property and equipment	—	(2)
Cash used in investing activities	(3,266)	(2)

Financing activities:
Proceeds from PPP loan	—	61
Proceeds from common stock, net of offering expenses	15,503	—
Proceeds from convertible notes	350	—
Payment of finance lease liability	(83)	(58)
Cash provided by financing activities	15,770	3

Net increase (decrease) in cash and cash equivalents	5,775	(2,897)
Cash and cash equivalents, at beginning of period	109	3,821
Cash and cash equivalents, at end of period	$5,884	$924
Supplemental disclosure of cash flows information:
Noncash financing activities:
Conversion of convertible notes to common stock	$350	$—
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
The Company is a clinical-stage biopharmaceutical company focused on the development and commercialization of novel abuse-deterrent medications for CNS disorders. The Company’s lead investigational product candidate, ADAIR, is a proprietary, abuse-deterrent oral formulation of immediate-release dextroamphetamine (the main active ingredient in Adderall®) for the treatment of attention-deficit/hyperactivity disorder (ADHD) and narcolepsy. The Company plans to develop other abuse-deterrent products, which have potential for abuse in their current forms, beginning with the development of ADMIR, an abuse deterrent formulation of Ritalin, for which the Company has completed formulation development work.
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

2.    LIQUIDITY
These financial statements have been prepared on the basis that the Company is a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not generated any significant revenues from operations since inception and does not expect to do so in the foreseeable future. The Company has incurred operating losses since its inception and has incurred $18,806 in accumulated deficit through September 30, 2021. The Company has financed its working capital requirements to date through the issuance of common stock, convertible notes, short-term promissory notes, and a Paycheck Protection Program (PPP) promissory note.

In January 2021, the Company completed a $350 convertible note financing and in February 2021, the Company completed the IPO, raising net proceeds of $15,500. As of September 30, 2021, the Company had cash, cash equivalents and marketable securities of approximately $9,138, which management expects will provide funding for its ongoing business activities into the third quarter of 2022.
The Company’s ability to continue as a going concern is dependent on its ability to raise substantial additional capital to fund its business activities, including its research and development program. The Company intends to raise capital through additional issuances of common stock and /or short-term notes, but there can be no assurances any such financing will be available when needed or that the Company’s research and development efforts will be successful. If the Company is not able to obtain additional financing on acceptable terms and in the amounts necessary to fully fund its future operating requirements, it may be forced to reduce or discontinue its operations entirely. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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
In the opinion of management, the unaudited interim financial statements furnished herein include all normal and recurring adjustments considered necessary to present fairly the Company’s financial position as of September 30, 2021, and the results of operations and stockholders’ equity (deficit) for the three and nine months ended September 30, 2021 and 2020 and cash flows for the nine months ended September 30, 2021 and 2020. Results of operations for the three and nine months ended September 30, 2021, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2021. The unaudited interim financial statements, presented herein, do not contain the required disclosures under GAAP for annual financial statements. The accompanying unaudited interim financial statements should be read in conjunction with the annual audited financial statements and related notes as of and for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2021.
Recapitalization
Immediately prior to the closing of the IPO (Note 7), the Company effected a one-for-40 reverse stock split of its common stock. All share and per share amounts, excluding the number of authorized shares and par value, contained in these financial statements and accompanying notes, and this Quarterly Report on Form 10-Q give retroactive effect to the reverse split.
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
Marketable Securities

Marketable securities consist of debt securities that are designated as available-for-sale. Marketable debt securities are recorded at fair value and unrealized holding gains or losses are reported as a component of accumulated other comprehensive income (loss).

Realized gains or losses resulting from the sale of these securities are determined based on the specific identification of the securities sold. An impairment charge is recognized when the decline in the fair value of a debt security below the amortized cost basis is determined to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the duration and severity of any decline in fair value below the amortized cost basis, any adverse changes in the financial condition of the issuers and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

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
4.    MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS

Marketable Securities

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of September 30, 2021
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Debt securities:
Corporate bonds	$2,316	$1	$(1)	$2,316
Municipal bonds	939	—	(1)	938
Total	$3,255	$1	$(2)	$3,254

Fair Value Measurements

Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase consistency and comparability in fair value measurements and related disclosures, ASC 820, Fair Value Measurement, establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The three levels of fair value hierarchy defined by ASC 820 are described below:
Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liabilities.
Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

As of September 30, 2021, all of the Company’s marketable securities were classified as Level 2 assets.

The Company recognizes transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. The carrying amounts reported in the balance sheets for cash and cash equivalents, marketable securities, prepaid expenses and other current assets, accounts payable, accrued expenses, and note payable approximate their fair value based on the short-term maturity of these instruments.

The fair value of the embedded derivative liability identified in the 2021 Convertible Notes was a Level 3 fair value measurement. As of February 12, 2021, the embedded derivative was remeasured based upon the conversion price of $8.00 per share upon closing of the IPO. As such, an expense of $89 was recorded during the nine months ended September 30, 2021.
The following table presents the activity for the liability measured at estimated fair value using unobservable inputs for the nine months ended September 30, 2021:

Beginning balance as of January 1, 2021	$—
Additions during the nine months ended September 30, 2021	89
Transfer out of Level 3	(89)
Balance as of September 30, 2021	$—

The following table summarizes the estimated fair value of our investments in marketable debt securities with state contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of September 30, 2021
Due in 1 year	$3,134
Due in 1-5 years	120
Due in 5-10 years	—
Due after 10 years	—
Total	$3,254
5.    ACCRUED EXPENSES
Accrued expenses consist of the following:

	September 30, 2021	December 31, 2020
Research and development	$187	$259
General and administrative	185	156
Payroll and related	292	342
Licensing related	67	81
Other	—	9
Total accrued expenses	$731	$847
6.    PPP NOTE AND CONVERTIBLE NOTES
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
7.    STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock
On February 12, 2021, the Company completed the IPO of 2,250,000 shares of common stock at a public offering price of $8.00 per share. The gross proceeds from the IPO, before deducting underwriting discounts, commissions and other offering expenses payable by the Company, were $18,000. Underwriting discounts and expenses totaled $1,600 and the Company incurred approximately $905 of additional expenses related to completing the IPO, of which $494 were incurred as of December 31, 2020 and included prepaid expenses and other current assets on the Company’s balance sheet; thus, aggregate net proceeds were approximately $15,500.
Common Stock Warrants
In connection with the IPO, the Company granted the underwriters warrants (the Underwriters' Warrants) to purchase an aggregate of 112,500 shares of common stock at an exercise price of $10.00 per share. The Underwriters’ Warrants have a five-year term and are not exercisable prior to August 12, 2021. All of the Underwriters’ Warrants were outstanding as of September 30, 2021. The warrants were classified as equity and the fair value of $399 is reflected as additional paid-in capital. The Black-Scholes option-pricing model was used to estimate the fair value of the warrants with the following weighted-average assumptions:

Volatility	85.0%
Expected term in years	2.5
Dividend rate	0.0%
Risk-free interest rate	0.155%
8.    STOCK-BASED COMPENSATION
The Company recorded stock-based compensation related to stock options issued under the Company’s 2018 Equity Incentive Plan (2018 Plan) in the following expense categories of its accompanying statements of operations for the three and nine months ended September 30, 2021 and 2020 :

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$22	$29	$61	$82
General and administrative	112	23	379	33
Total	$134	$52	$440	$115
The Company has granted stock options to purchase its common stock to employees and consultants under the 2018 Plan, under which the Company may issue stock options, restricted stock and other equity-based awards. The Company has also granted certain stock options outside of the 2018 Plan. Stock options granted by the Company generally have a contractual life of up to 10 years. As of September 30, 2021, all equity awards granted from the 2018 Plan were in the form of stock options.
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
The table below represents the activity of stock options granted to employees and non-employees for the nine months ended September 30, 2021:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding at December 31, 2020	266,250	$2.94	8.22
Granted	397,240	$3.87
Exercised	—	—
Forfeited	—	—
Outstanding at September 30, 2021	663,490	$3.50	8.81
Exercisable at September 30, 2021	159,600	$2.92	8.01

The Black-Scholes option-pricing model was used to estimate the grant date fair value of each stock option grant at the time of grant using the following weighted-average assumptions:

	For the Nine Months Ended September 30,
	2021	2020
Volatility	83.50%	85.00%
Expected term in years	5.90	5.80
Dividend rate	0.00%	0.00%
Risk-free interest rate	0.99%	0.64%
Fair value of option on grant date	$3.87	$4.72
At September 30, 2021, the unrecognized compensation cost related to unvested stock options expected to vest was $912. This unrecognized compensation is expected to be recognized over a weighted-average amortization period of 2.82 years.
9.    RELATED PARTY TRANSACTIONS
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
10.    COMMITMENTS AND CONTINGENCIES
Employment Agreements
The Company has entered into employment contracts with its officers that provide for severance and continuation of benefits in the event of termination of employment by the Company without cause or by the employee for good reason. In addition, in the event of termination of employment following a change in control, the vesting of certain equity awards may be accelerated.
COVID-19 Impact
The global COVID-19 pandemic continues to present uncertainty and unforeseeable new risks to the Company’s operations and business plan. The Company has closely monitored recent COVID-19 developments, including the lifting of COVID-19 safety measures, the drop in vaccination rates, the implementation of, and reaction to, vaccine mandates, the spread of various coronavirus strains such as the Delta variant, and supply chain and labor shortages. In light of these developments, the full impact of the COVID-19 pandemic on the Company’s business, operations and clinical development plans remains uncertain and will vary depending on the pandemic’s future impact on the Company’s clinical trial enrollment, clinical trial sites, CROs, third-party manufacturers, and other third parties with whom we do business, as well as any legal or regulatory consequences resulting therefrom. To the extent possible, the Company is conducting business as usual, with necessary or advisable modifications to employee travel and with most of its employees and consultants working remotely. The Company will continue to actively monitor the COVID-19 pandemic and may take further actions that alter its operations, including those that may be required by federal, state or local authorities, or that the Company determines are in the best interests of its employees and other third parties with whom the Company does business.
11. SUBSEQUENT EVENTS
On November 1, 2021, the Company was named as a defendant in a putative class action lawsuit filed in the California Superior Court, County of Los Angeles, styled Rendon v. Vallon, Inc., et al. The complaint brings one claim for violation of California’s Unruh Civil Rights Act (“Unruh Act”), alleging that the Company’s website is not compatible with software used by vision-impaired individuals. In the Complaint, Plaintiffs seek: (a) a declaration that the Company violated the Unruh Act; (b) an injunction ordering the Company to ensure its website is in compliance with the Unruh Act; and (c) statutory damages of $4, plus reasonable attorneys’ fees. The complaint expressly limits the total amount of recovery sought, including statutory damages, attorneys’ fees and costs, and cost of injunctive relief, to not exceed $75. The Company believes the claim to be without merit.

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
We are developing ADAIR for registration with the U.S. Food and Drug Administration through the Section 505(b)(2) regulatory pathway, which is expected to obviate the need for large Phase 2 and Phase 3 efficacy and safety studies. In July 2018, our Investigational New Drug (IND) application for ADAIR was approved by the FDA. We have completed three Phase 1 trials of ADAIR including a proof-of-concept intranasal human abuse potential study. We recently completed a 13-week preclinical toxicology study on the final formulation of ADAIR that showed no safety findings of concern. We are currently conducting the SEAL Study, a pivotal intranasal abuse study; we expect the final patient visit and completion of treatment to occur in the first quarter of 2022.
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
In addition to ADAIR, we have completed formulation development work and selected the final formulation of our second product candidate, ADMIR, an abuse deterrent formulation of methylphenidate (Ritalin®), for the treatment of ADHD. We also plan to utilize the Section 505(b)(2) regulatory pathway for registration of ADMIR .
In the future, we plan to use our abuse deterrent platform technology to develop other products that have potential for abuse in their current forms and will continue business development activities and seek partnering, licensing, merger and acquisition opportunities or other transactions to further develop our pipeline and drug-development capabilities.
The global COVID-19 pandemic continues to present uncertainty and unforeseeable new risks to our operations and business plan. We have closely monitored recent COVID-19 developments, including the lifting of COVID-19 safety measures, the drop in vaccination rates, the implementation of, and reaction to, vaccine mandates, the spread of various coronavirus strains such as the Delta variant, and supply chain and labor shortages. In light of these developments, the full impact of the COVID-19 pandemic on our business, operations and clinical development plans remains uncertain and will vary depending on the pandemic’s future impact on our clinical trial enrollment, clinical trial sites, CROs, third-party manufacturers, and other third parties with whom we do business, as well as any legal or regulatory consequences resulting therefrom. To the extent possible, we are conducting business as usual, with necessary or advisable modifications to employee travel and with most of our employees and consultants working remotely. We will continue to actively monitor the COVID-19 pandemic and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business.

Financial Operations Overview
Licensing Revenues - Related Party
To date, we have not generated any revenue from the sale of any products, and we do not expect to generate significant revenues unless or until we obtain regulatory approval of and commercialize ADAIR. Substantially all of our revenue to date has been generated by the Medice license agreement from which we received a $0.1 million license fee during the nine months ended September 30, 2020. We do not expect to generate any additional revenue from the Medice license agreement in the near future.
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
Interest Expense, net
Interest expense, net, consists of interest earned on our cash, cash equivalents and marketable securities held with institutional banks, the amortization of discounts and accretion of premiums on marketable securities and interest expense on our finance lease of equipment utilized in the commercial scale manufacturing of ADAIR.
Results of Operations
Comparison of the Three Months Ended September 30, 2021 and 2020
The following table summarizes the results of our operations for the periods indicated (in thousands):

	Three Months Ended September 30,
	2021	2020
License revenue-from related party	$—	$—
Operating expenses:
Research and development	215	733
General and administrative	1,038	300
Total operating expenses	1,253	1,033
Loss from operations	(1,253)	(1,033)
Interest expense, net	(4)	(12)
Net loss	$(1,257)	$(1,045)
Research and Development Expenses
Research and development expenses were $0.2 million and $0.7 million for the three months ended September 30, 2021 and 2020, respectively. The $0.5 million decrease in research and development expenses was primarily due to a decrease of $0.5 million in expenses related to the registration development program of ADAIR.
General and Administrative Expenses
General and administrative expenses were $1.0 million and $0.3 million for the three months ended September 30, 2021 and 2020, respectively. The $0.7 million increase was primarily related to increased costs for directors and officers insurance of $0.4 million, personnel expenses, including stock compensation, of $0.2 million, and public company expenses of $0.1 million.

Interest Expense, net
Interest expense, net, was $4,000 and $12,000 for the three months ended September 30, 2021 and 2020, respectively.
Comparison of the Nine Months Ended September 30, 2021 and 2020
The following table summarizes the results of our operations for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2021	2020
License revenue-from related party	$—	$100
Operating expenses:
Research and development	3,189	2,427
General and administrative	2,976	1,001
Total operating expenses	6,165	3,428
Loss from operations	(6,165)	(3,328)
Other income	61	—
Revaluation of derivative liability	(89)	—
Interest expense, net	(14)	(25)
Net loss	$(6,207)	$(3,353)
License Revenue – From Related Party
Licensing revenues were $0.1 million for the nine months ended September 30, 2020 as a result of the upfront payment received under the terms of the Medice license agreement. No licensing revenues were recognized during the nine months ended September 30, 2021.
Research and Development Expenses
Research and development expenses were $3.2 million and $2.4 million for the nine months ended September 30, 2021 and 2020, respectively. The $0.8 million increase in research and development expenses was primarily due to increases of $0.9 million in expenses related to the registration development program of ADAIR offset by a decrease of $0.1 million in expenses related to the formulation work for ADMIR.
General and Administrative Expenses
General and administrative expenses were $3.0 million and $1.0 million for the nine months ended September 30, 2021 and 2020, respectively. The $2.0 million increase was primarily related to increased costs for directors and officers insurance of $1.0 million, personnel expense, including non-cash stock compensation, of $0.6 million, and public company expenses of $0.3 million.
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
Revaluation of Derivative Liability
During the nine months ended September 30, 2021, pursuant to ASC-815, we revalued the embedded derivative liability associated with the 2021 Convertible Notes, resulting in an $89,000 decrease in the fair value of the derivative liability associated with the 2021 Convertible Notes.

Interest Expense, net
Interest expense, net, was $14,000 and $25,000 for the nine months ended September 30, 2021 and 2020, respectively.
Liquidity and Capital Resources
Since inception, we have incurred losses and expect to continue to incur losses for the foreseeable future. We incurred net losses of $6.2 million and $3.4 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $18.8 million.
We have financed our working capital requirements to date through the issuance of common stock, convertible notes, short-term promissory notes, and a PPP promissory note. As of September 30, 2021, we had $5.9 million in cash and cash equivalents.
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$(6,729)	$(2,898)
Investing activities	(3,266)	(2)
Financing activities	15,770	3
Net increase (decrease) in cash and cash equivalents	$5,775	$(2,897)
Cash Flows from Operating Activities
For the nine months ended September 30, 2021 and 2020, $6.7 million and $2.9 million were used in operating activities, respectively. The $3.8 million increase was primarily due to a $2.8 million increase in our net loss as well as increases in accounts payable and accrued expenses of $1.4 million, offset by a $0.1 million decrease in prepaid expenses and a $0.3 million increase in non-cash stock compensation expense.
Cash Flows from Investing Activities
Net cash used in investing activities was $3.2 million for the nine months ended September 30, 2021, which was related to the purchase of marketable securities. Net cash used in investing activities was $2,000 for the nine months ended September 30, 2020, which was related to the purchase of computer equipment.
Cash Flows from Financing Activities
Net cash provided by financing activities was $3,000 during the nine-month period ended September 30, 2020, which was related to proceeds received from a PPP note of $61,000, offset by payments related to our finance lease of $58,000. Net cash provided by financing activities was $15.8 million for the nine months ended September 30, 2021 and was primarily related to the net proceeds from our IPO and 2021 Convertible Notes financings.
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

Future Funding Requirements
Although it is difficult to predict future liquidity requirements, we expect that our existing cash and cash equivalents will provide funding for our ongoing business activities into the third quarter of 2022. Substantial additional financing will be required by the Company to fund its research and development activities. No assurance can be given that any such financing will be available when needed or that the Company’s research and development efforts will be successful. If the we are not able to obtain additional financing on acceptable terms and in the amounts necessary to fully fund our future operating requirements, we may be forced to reduce or discontinue our operations entirely. Therefore, there is substantial doubt about our ability to continue as a going concern. We expect to continue to incur significant and increasing operating losses at least for the foreseeable future. We do not expect to generate product revenue unless and until we successfully complete development, obtain regulatory approval for, and successfully commercialize ADAIR, or any other future products, including ADMIR. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of planned clinical trials and our expenditures on other research and development activities. We anticipate that our expenses will increase substantially as we:
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
Critical Accounting Policies
The Company’s critical accounting policies are described in Note B, “Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2021. There have been no material changes to the significant accounting policies during the nine months ended September 30, 2021, except for items mentioned in Note 3 of the unaudited interim financial statements in this Quarterly Report on Form 10-Q.
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
Item 4. Controls and Procedures.
Management’s Evaluation of our Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of September 30, 2021. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures, as defined above, are effective.
Changes in Internal Control over Financial Reporting
We are taking actions to remediate the material weaknesses relating to our internal controls over financial reporting as described in our Annual Report on Form 10-K. Except as otherwise disclosed herein, there have been no changes in our internal control over financial reporting during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
On November 1, 2021, we were named as a defendant in a putative class action lawsuit filed in the California Superior Court, County of Los Angeles, styled Rendon v. Vallon, Inc., et al. The complaint brings one claim for violation of California’s Unruh Civil Rights Act (“Unruh Act”), alleging that our website is not compatible with software used by vision-impaired individuals. In the Complaint, Plaintiffs seek: (a) a declaration that we violated the Unruh Act; (b) an injunction ordering us to ensure our website is in compliance with the Unruh Act; and (c) statutory damages of $4,000, plus reasonable attorneys’ fees. The complaint expressly limits the total amount of recovery sought, including statutory damages, attorneys’ fees and costs, and cost of injunctive relief, to not exceed $74,999. We believe the claim to be without merit.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, except as set forth below.
Public health crises such as pandemics or similar outbreaks could materially and adversely affect our preclinical and clinical trials, business, financial condition and results of operations.
In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a national emergency with respect to COVID-19. The COVID-19 pandemic continues to affect the U.S. and global economies and may affect our operations and certain other third parties on which we rely, including by causing disruptions in the supply of our product candidates and the conduct of future clinical trials. Moreover, the COVID-19 pandemic may adversely affect the operations of the FDA and other health authorities, resulting in delays of reviews and approvals with respect to our product candidates. While the potential economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. In addition, the loss of any of our employees as a result of COVID-19, or another pandemic, may adversely affect our operations. The ultimate impact of the COVID-19 pandemic is highly uncertain, and we do not yet know the full extent of potential delays or impacts that COVID-19 may have on our business, financing or clinical trial activities.
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
•delays or disruptions in preclinical experiments and IND-enabling studies due to restrictions of on-site staff and unforeseen circumstances at CROs and vendors, including any delays caused by the COVID-19 pandemic;
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
•limitations on employee or other resources that would otherwise be focused on the conduct of our clinical trials and pre-clinical work, including because of sickness of employees or their families, the desire of employees to avoid travel or contact with large groups of people, an increased reliance on working from home, school closures or mass transit disruptions or the refusal of employees to comply with COVID-19 vaccine mandates;
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
The COVID-19 global pandemic remains a public health threat and its ultimate impact on our business and the global economy is uncertain. The extent to which the pandemic may affect our clinical trials, business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted at this time, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions, actions to contain the pandemic or treat its impact, such as social distancing and quarantines or lock-downs in the United States, and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease, and the ongoing worldwide vaccine rollout and implementation of vaccine mandates. Future developments in these and other areas present material uncertainty and risk with respect to our clinical trials, business, financial condition and results of operations.

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

VALLON PHARMACEUTICALS, INC.

Date: November 12, 2021	By:	/s/ Leanne M. Kelly
Name: Leanne M. Kelly
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)