Form 10-K
period 2021-12-31
Vallon Pharmaceuticals, Inc.
filed 2022-02-14
CIK 1824293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-K
________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number 001-40034
VALLON PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	82-4369909

(State or other jurisdiction of incorporation and organization)	(I.R.S. Employer Identification No.)

100 N. 18th Street, Suite 300, Philadelphia, PA 19103	(267) 607-8255
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	VLON	NASDAQ Capital Market
Securities registered pursuant to Section 12(g) of the Act: None.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No   ☒
As of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $22.9 million based on the last reported sale price of the registrant’s common stock on the Nasdaq Capital Market on June 30, 2021.
As of February 11, 2022, 6,812,836 shares of the Registrant’s Common Stock were outstanding.

VALLON PHARMACEUTICALS, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this Annual Report) contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to management. Some of the statements in the sections captioned “Item 1. Business,” “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Annual Report contain forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements contained in this Annual Report include, but are not limited to, statements about:
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
•the expected potential benefits of strategic collaborations with third parties, including MEDICE Arzneimittel Pütter GmbH & Co. KG (Medice), who is affiliated with one of our principal stockholders, SALMON Pharma GmbH (Salmon Pharma), and represented by one member of our board of directors, and our ability to attract collaborators with development, regulatory and commercialization expertise;
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

•our anticipated use of our existing resources and the proceeds from this offering; and
•our ability to maintain the listing of our common stock on The Nasdaq Capital Market.
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
RISK FACTOR SUMMARY
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
Risks Relating to Our Business and Industry
•We anticipate future losses and negative cash flow, and it is uncertain if or when we will become profitable.
•We are a clinical-stage company with no approved products and a lack of operating history, which makes it difficult to assess our future viability.
•As a result of our limited operating history, we may not be able to correctly estimate our future revenues, operating expenses, need for investment capital, or stability of operations, which could lead to cash shortfalls.
•We do not currently have any drug products for sale, and only one clinical stage product under development, ADAIR. Our prospects currently depend largely on the success of ADAIR, which is still in clinical development, and we may not be able to generate revenues from ADAIR.
•If serious adverse or unacceptable side effects are identified during the development of ADAIR or any potential future products, such as ADMIR, we may need to abandon or limit our development of some of such products.
•If ADAIR does not achieve broad market acceptance, the revenues that we generate from its sales will be limited.
•If we obtain approval to commercialize ADAIR, or any other future product, such as ADMIR, outside of the U.S., a variety of risks associated with international operations could materially adversely affect our business.
•If the government or third-party payors fail to provide adequate coverage and payment rates for ADAIR or any future products, such as ADMIR, we may develop, license or acquire, if any, our revenue and prospects for profitability will be limited.

•If we are unable to establish sales, marketing, and distribution capabilities or to enter into agreements with third parties to market and sell ADAIR or any other future product, such as ADMIR, we may not be successful in commercializing ADAIR or any other future product if and when they are approved.
Risk Relating to Finances and Capital Requirements
•We will require substantial additional funding, which may not be available to us on acceptable terms, or at all, and, if not so available, may require us to delay, limit, reduce or cease our operations.
•We will continue to incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.
Risks Relating to Regulatory Matters
•We may not receive regulatory approval for ADAIR or any future product, such as ADMIR, or its or their approvals may be delayed, which would have a material adverse effect on our business and financial condition.
•Even if ADAIR or any other proposed product that we develop, such as ADMIR, receives marketing approval, we will continue to face extensive regulatory requirements and the product may still face future development and regulatory difficulties.
•The abuse, misuse or off-label use of our products may harm our image in the marketplace, result in injuries that lead to product liability suits or result in costly investigations, fines or sanctions by regulatory bodies if we are deemed to have engaged in the promotion of these uses, any of which could be costly to our business.
Risks Relating to Intellectual Property
•We have filed multiple patent applications and have two issued patents by the U.S. Patent and Trademark Office (U.S. PTO) and one issued patent by the European Patent Office. These or any other patent applications may not result in issued patents, and as a result we may have limited protection of our proprietary technology in the marketplace.
•If we are unable to obtain and maintain patent protection for our technology and products or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be impaired.
•Because it is difficult and costly to protect our proprietary rights, we may not be able to ensure their protection.
Risks Relating to Securities Markets and Our Common Stock
•If we cannot continue to satisfy the listing requirements of The Nasdaq Capital Market and other rules, including the director independence requirements, our securities may be delisted, which could negatively impact the price of our securities and stockholders’ ability to sell them.
•Our stock may be subject to substantial price and volume fluctuations due to a number of factors, many of which are beyond our control and may prevent our stockholders from reselling our common stock at a profit.
MARKET, INDUSTRY AND OTHER DATA
This Annual Report on Form 10-K contains estimates, projections and other information concerning our industry, our business and the markets for our drug candidates, including data regarding the estimated size of such markets and the incidence of certain medical conditions. We obtained the industry, market and similar data set forth in this report from our internal estimates and research and from independent industry publications, governmental publications, reports by market research firms or other independent sources that we believe to be reliable sources. In some cases, we do not expressly refer to the sources from which this data is derived. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. Our internal data and estimates are based upon information obtained from trade and business organizations and other contacts in the industry in which we operate, and our management’s understanding of industry conditions. While we believe our internal research is reliable, it has not been verified by an independent source. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. We are responsible for all of the disclosure contained in this report, and we believe these industry publications and third-party research, surveys and studies are reliable. While we are not aware of any misstatements regarding any third-party information presented in this report, their estimates, in particular, as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties, and are subject to change based on various factors, including those discussed under the section entitled “Risk Factors” in this report, and elsewhere in this report.

PART I
Item 1.    BUSINESS
Overview
We are a clinical-stage biopharmaceutical company primarily focused on the development and commercialization of proprietary biopharmaceutical products. We are developing novel medications for central nervous system (CNS) disorders with a focus on abuse-deterrent medications. Our lead investigational product candidate, ADAIR, is a proprietary, abuse-deterrent oral formulation of immediate-release dextroamphetamine (the main active ingredient in Adderall®) for the treatment of attention-deficit/hyperactivity disorder (ADHD) and narcolepsy. According to the US Department of Health and Human Services’ 2018 National Survey on Drug Use and Health, over five million adolescents and adults misuse prescription stimulant medications on an annual basis. The misuse and abuse of prescription stimulants has substantial medical risk, including risk of irregular heartbeat, heart attack, seizures, hallucinations, hostile behavior and stroke, as well as increased risk of addiction. ADAIR is designed to deter attempts to crush and snort and to provide barriers to injection while still providing the expected therapeutic benefit when taken orally.
We are developing ADAIR for registration with the U.S. Food and Drug Administration (FDA) through the Section 505(b)(2) regulatory pathway, which is expected to obviate the need for large Phase 2 and Phase 3 efficacy and safety studies. In July 2018, our Investigational New Drug (IND) application for ADAIR was approved by the FDA. We have completed three Phase 1 trials of ADAIR including a proof-of-concept intranasal human abuse potential study. We have also completed a 13-week preclinical toxicology study on the final formulation of ADAIR that showed no safety findings of concern. We are currently conducting the SEAL study, a pivotal intranasal abuse study, and have completed its patient enrollment and treatment phases. The SEAL study enrolled 55 subjects who successfully passed the qualification phase with a total of 53 completing the study. We expect to report top-line results of the SEAL study in the first quarter of 2022. Additionally, we continue to conduct preclinical studies and manufacturing work and evaluate the potential for any additional studies to support the submission of a New Drug Application (NDA) for ADAIR to the FDA.
In January 2020, we entered into a license agreement (the Medice License Agreement) with Medice, which grants Medice an exclusive license to develop, use, manufacture, market and sell ADAIR throughout Europe. Under the Medice License Agreement, Medice paid us a $0.1 million upfront payment and will pay milestone payments of up to $6.3 million in aggregate upon achieving certain regulatory and sales milestones. We are also entitled to low-double digit tiered royalties on net sales of ADAIR.
In addition to ADAIR, we completed formulation development work and selected the final formulation of our second product candidate, ADMIR, an abuse deterrent formulation of methylphenidate (Ritalin®), for the treatment of ADHD. We also plan to utilize the Section 505(b)(2) regulatory pathway for registration of ADMIR.
In the future, we plan to use our abuse deterrent platform technology to develop other products that have potential for abuse in their current forms and will continue business development activities and seek partnering, licensing, merger and acquisition opportunities or other transactions to further develop our pipeline and drug-development capabilities.
The global COVID-19 pandemic continues to present uncertainty and unforeseeable new risks to our operations and business plan. We have closely monitored recent COVID-19 developments, including states’ lifting COVID-19 safety measures, drops in vaccination rates, and the spread of various coronavirus strains such as the Delta and Omicron variants. In light of these developments, the full impact of the COVID-19 pandemic on our business, operations and clinical development plans remains uncertain and will vary depending on the pandemic’s future impact on our clinical trial enrollment, clinical trial sites, clinical research organizations (CROs), third-party manufacturers, and other third parties with whom we do business, as well as any legal or regulatory consequences resulting therefrom. To the extent possible, we are conducting business as usual, with necessary or advisable modifications to employee travel and with most of our employees and consultants working remotely. We will continue to actively monitor the COVID-19 situation and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business.
Reverse Split
In February 2021, we filed a certificate of amendment to our amended and restated certificate of incorporation with the Secretary of State of the State of Delaware, which effected a one-for-40 reverse stock split (the reverse split) of our issued and outstanding shares of common stock. As a result of the reverse split, every 40 shares of common stock issued and outstanding were reclassified into one share of common stock. No fractional shares were issued in connection with the reverse split and any fractional shares were rounded up to the nearest whole share.

All share and per share amounts contained in this Annual Report on Form 10-K give retroactive effect to the reverse split.
Medice License Agreement
On January 6, 2020, we entered into a license agreement with Medice, who is affiliated with one of our principal stockholders, Salmon Pharma, and represented by one member of our board of directors, which grants Medice an exclusive license, with the right to grant sublicenses, to develop, use, manufacture, market and sell ADAIR throughout Europe. Medice currently markets several ADHD products in Europe and is the ADHD market leader in Europe based on branded prescription market share. Medice is responsible for obtaining regulatory approval of ADAIR in the licensed territory. Under the license agreement, Medice paid us a minimal upfront payment and will pay milestone payments of up to $6.3 million in the aggregate upon first obtaining regulatory approval to market and sell ADAIR in any country, territory or region in the licensed territory and upon achieving certain annual net sales thresholds. For the term of the license agreement, Medice will also pay tiered royalties on annual net sales of ADAIR at rates between 10% and 20%. The initial term of the license agreement will expire five years after the date on which Medice first obtains regulatory approval in any country, territory or region in the licensed territory. Medice has the option to extend the term of the license agreement for additional periods of five years each. Medice has the right to terminate the license agreement at any time upon twelve months’ prior written notice to us. We have the right to terminate the license agreement immediately upon notice if Medice challenges the validity, enforceability or patentability of any patent right comprising the licensed intellectual property. Either party may terminate the license agreement if the other party materially breaches its obligations under the license agreement, provided that the terminating party gives the breaching party notice of the breach and a specified opportunity to cure the breach, or upon the other party’s bankruptcy.
Intellectual Property
We strive to pursue, maintain and defend patent rights developed internally and to protect the technology, inventions and improvements that are commercially important to the development of our business. We currently have two issued U.S. patents directed to specific ADAIR formulations (i.e., composition of matter) and one pending patent application for ADAIR that is under examination with the U.S. PTO. The U.S. patents will expire in 2037. We have one issued European patent which expires in 2038. Our international PCT application has entered national phase is under examination in several foreign countries and territories, including Australia, Brazil, Canada, China, and Japan. We also rely on know-how relating to our proprietary technology and product candidates and continuing innovation to develop, strengthen and maintain our proprietary position. We also plan to rely on data exclusivity, market exclusivity and patent term extensions when available.
Employees
As of February 4, 2022, we had three full-time employee and had engaged six consultants. We have no collective bargaining agreements with our employees and none are represented by labor unions. We consider our current relations with our employees to be good.
Facilities
Our executive offices are located at 100 N. 18th Street, Suite 300, Philadelphia, PA 19103. We believe that our facilities are adequate to meet our current needs. Should we be required to obtain additional space in the future, we believe we can obtain the required facilities at competitive rates.
Legal Proceedings
We are not currently a party to any legal proceedings.
Corporate Information
We were incorporated under the laws of the State of Delaware in January 2018, and completed our organization, formation and initial capitalization activities effective in June 2018. Our telephone number is 267-607-8255, and our email address is info@vallon-pharma.com. Our website address is https://www.vallon-pharma.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, proxy and information statements and amendments to those reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act), are available through the “Investors” portion of our website after we file such material with the SEC. The information contained on, or that can be accessed through, our website is not part of this Annual Report and is not incorporated by reference. We have included our website address herein solely as an inactive textual reference. Our filings with the SEC may be accessed through the SEC’s Interactive Data Electronic Applications system at https://www.sec.gov.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the Securities Act), as modified by the Jumpstart Our Business Startups Act of 2012 (the JOBS Act). Emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. Therefore, we may not be subject to the same new or revised accounting standards as other public companies that are not “emerging growth companies.” For as long as we continue to be an emerging growth company, we also intend to take advantage of certain other exemptions from various reporting requirements that are applicable to other public companies including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a nonbinding advisory stockholder vote on executive compensation and any golden parachute payments not previously approved, exemption from the requirement of auditor attestation in the assessment of our internal control over financial reporting and exemption from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis). We will remain an emerging growth company until the earliest of (i) the end of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of the second fiscal quarter, (ii) the end of the fiscal year in which we have total annual gross revenues of $1.07 billion or more during such fiscal year, (iii) the date on which we issue more than $1 billion in non-convertible debt in a three-year period, or (iv) the end of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement filed under the Securities Act.
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
We do not expect to generate any significant revenues until we successfully complete development of our first product, including obtaining all required regulatory approvals, and we are able to successfully commercialize the product through sales and licensing. As of the date of this report, our product candidates are still in development and have not been approved by the FDA.
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
We were incorporated on January 11, 2018, and our operations to date have been limited to organizing and staffing our company, acquiring rights to ADAIR, preparing and filing an IND application for ADAIR, conducting four Phase I studies and working on the commercial formulation and manufacturing of ADAIR. We have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. For example, to execute our business plan, we will need to successfully:
•obtain adequate financing on terms that are acceptable to us;
•execute product development activities;
•obtain required regulatory approvals for the development and commercialization of ADAIR or any other future product, such as ADMIR;
•maintain, leverage, and expand our intellectual property portfolio;
•build and maintain robust sales, distribution, and marketing capabilities, either on our own or in collaboration with strategic partners;
•gain market acceptance for ADAIR or any other future product, such as ADMIR;

•develop and maintain any strategic relationships we elect to enter into; and
•manage our spending as costs and expenses increase due to clinical trials, regulatory approvals, and commercialization.
If we are unsuccessful in accomplishing these objectives, we may not be able to develop ADAIR or any other future product, such as ADMIR, raise capital, expand our business, or continue our operations.
Further, our lack of operating history makes it difficult to evaluate our business and prospects. Our prospects must be considered in light of the risks, uncertainties, expenses, and difficulties frequently encountered by companies in their early stages of development, particularly companies in the biopharmaceutical industry. As a young business, we may encounter unforeseen expenses, difficulties, complications, delays, and other known and unknown factors. We will need to expand our capabilities to support commercial activities. We may not be successful in adding such capabilities. The historical information in this report may not be indicative of our future financial condition and future performance. We expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Accordingly, stockholders should not rely upon our past results of as an indication of future operating performance.
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
Even if approved, we may be unable to successfully commercialize ADAIR and we may never generate meaningful revenues. Our ability to generate revenues from ADAIR will depend on our ability to:
•hire, train, deploy, and support our sales force, including any contract sales force engaged;
•create market demand for ADAIR through our own marketing and sales activities, and any other promotional arrangements we may later establish;
•obtain sufficient quantities of ADAIR from our third-party manufacturers as required to meet commercial demand at launch and thereafter;
•establish and maintain agreements with wholesalers, distributors and group purchasing organizations on commercially reasonable terms; and

•maintain patent protection and regulatory exclusivity for ADAIR.
In addition, if the market for ADAIR develops less rapidly than we anticipate, we may not have the ability to shift our resources to the development of alternative products.
If serious adverse or unacceptable side effects are identified during the development of ADAIR or any potential future products, such as ADMIR, we may need to abandon or limit our development of such products.
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
Additionally, if one or more of our current or potential future products, including ADAIR or ADMIR, receive marketing approval and we or others later identify undesirable side effects caused by this product, a number of potentially significant negative consequences could result, including:
•regulatory authorities may require the addition of unfavorable labeling statements, specific warnings, or a contraindication;
•regulatory authorities may suspend or withdraw their approval of the product, or require it to be removed from the market;
•we may be required to change the way the product is administered, conduct additional clinical trials, or change the labeling of the product; or
•our reputation may suffer.
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
The commercial success of ADAIR, if approved by the FDA, will depend upon its acceptance by the medical community, our ability to ensure that the drug is included in hospital formularies, and coverage and reimbursement for ADAIR by third-party payors, including government payors. The degree of market acceptance of ADAIR or any other product we may license or acquire will depend on a number of factors, including, but not necessarily limited to:
•the efficacy and safety as demonstrated in clinical trials;
•the timing of market introduction of such proposed product as well as competitive products;
•the clinical indications for which the drug is approved;
•acceptance by physicians and patients of the drug as a safe and effective treatment;
•the safety of such proposed product seen in a broader patient group, including its use outside the approved indications;
•the availability, cost, and potential advantages of alternative treatments, including less expensive generic drugs;
•the availability of adequate reimbursement and pricing by third-party payors and government authorities;

•the relative convenience and ease of administration of the proposed product for clinical practices;
•the product labeling or product insert required by the FDA or regulatory authority in other countries;
•the approval, availability, market acceptance, and reimbursement for a companion diagnostic, if any;
•the prevalence and severity of adverse side effects;
•the effectiveness of our sales and marketing efforts;
•limitations or warnings contained in the product’s FDA-approved labeling;
•changes in the standard of care for the targeted indications for ADAIR or any future product, such as ADMIR, which could reduce the marketing impact of any superiority claims that we could make following FDA approval; and
•potential advantages over, and availability of, alternative treatments.
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
If ADAIR, or any other future product, such as ADMIR, is approved for commercialization outside the U.S., such as pursuant to the license agreement with Medice, who is affiliated with one of our principal stockholders, Salmon Pharma, and represented by one member of our board of directors, we will likely enter into agreements with third parties to market such product outside the U.S. We expect that we will be subject to additional risks related to entering into or maintaining international business relationships, including:
•different regulatory requirements for drug approvals in foreign countries;
•differing U.S. and foreign drug import and export rules, particularly regarding controlled substances and scheduled products, such as ADAIR;
•reduced protection for intellectual property rights in foreign countries;
•unexpected changes in tariffs, trade barriers, and regulatory requirements;
•different reimbursement systems;
•economic weakness, including inflation, or political instability in particular foreign economies and markets;
•compliance with tax, employment, immigration, and labor laws for employees living or traveling abroad;
•foreign taxes, including withholding of payroll taxes;
•foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
•workforce uncertainty in countries where labor unrest is more common than in the United States;
•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;

•potential liability resulting from development work conducted by these distributors; and
•business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters.
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
Factors that may inhibit our efforts to commercialize our products, if any, on our own include, but are not necessarily limited to:
•our inability to recruit, train, and retain adequate numbers of effective sales and marketing personnel;
•the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe any future products;
•the lack of complementary or other products to be offered by sales personnel, which may put us at a competitive disadvantage from the perspective of sales efficiency relative to companies with more extensive product lines; and
•unforeseen costs and expenses associated with creating an independent sales and marketing organization.
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
The manufacture of biopharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls and the use of specialized processing equipment. We have entered into an agreement to complete pre-commercial manufacturing development activities with one contract manufacturer and expect to contract with them for the commercial manufacture of ADAIR. However, we have not yet negotiated and signed a commercial supply agreement. The inability of a third-party manufacturer to successfully manufacture ADAIR may materially harm our business and financial condition, and frustrate future development and any commercialization efforts for this product.
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
We also expect to rely on third-party manufacturers or third-party collaborators for the manufacture of commercial supply of any product for which our collaborators or we obtain marketing approval. We may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including, but not necessarily limited to:
•reliance on the third party for regulatory compliance and quality assurance;
•the possible breach of the manufacturing agreement by the third party;
•manufacturing delays if our third-party manufacturers give greater priority to the supply of other products over ADAIR or any other future product, such as ADMIR, or otherwise do not satisfactorily perform according to the terms of the agreement between us;
•the possible misappropriation of our proprietary information, including our trade secrets and know-how; and
•the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.
All of our contract manufacturers must comply with strictly enforced federal, state, and foreign regulations, including current Good Manufacturing Practice (cGMP) requirements enforced by the FDA through its facilities inspection program. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturers for compliance with cGMP regulations for manufacture of ADAIR or any other future product, such as ADMIR. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations or similar regulatory requirements outside the U.S. could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, suspension of production, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products. Any manufacturing defect or error discovered after products have been produced and distributed could result in even more significant consequences, including costly recall procedures, re-stocking costs, damage to our reputation, and potential for product liability claims.
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
An important part of our business strategy is to continue to develop a pipeline of product candidates and products by acquiring or in-licensing products, businesses or technologies that we believe are a strategic fit with our business. Future in-licenses or acquisitions, however, may entail numerous operational and financial risks, including:
•exposure to unknown liabilities;
•disruption of our business and diversion of our management’s time and attention to develop acquired products or technologies;
•difficulty or inability to secure financing to fund development activities for such acquired or in-licensed technologies in the current economic environment;
•incurrence of substantial debt or dilutive issuances of securities to pay for acquisitions;
•higher than expected acquisition and integration costs;
•increased amortization expenses;
•difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel;
•impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership; and
•inability to retain key employees of any acquired businesses.
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
Our key employees currently include Mr. David Baker, our President and Chief Executive Officer, Ms. Leanne Kelly, our Chief Financial Officer and Ms. Penny Toren, our Senior Vice President, Regulatory Affairs & Program Management, who is responsible for regulatory affairs, and consulting arrangements with individuals such as our Chief Medical Officer, Dr. Timothy Whitaker, who is responsible for overseeing clinical development of our product candidates. Our future growth and success depend on our ability to recruit, retain, manage, and motivate our employees and key consultants. The loss of the services of our Chief Executive Officer, or any of our key employees or the inability to hire or retain experienced management personnel could adversely affect our ability to execute our business plan and harm our operating results. Although we have employment agreements in place with management, these agreements are terminable at will with minimal notice.
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
Currently, our full-time employees consist of David Baker, our President and Chief Executive Officer, Leanne Kelly, our Chief Financial Officer, and Penny Toren, our Senior Vice President, Regulatory Affairs. Our key consultants consist of Dr. Timothy Whitaker, our Chief Medical Officer, as well as consultants for bookkeeping, pre-clinical and formulation development, chemistry manufacturing and controls (CMC), and clinical operations. Currently, consulting arrangements with individuals, such as Dr. Whitaker, only require them to devote an average of approximately 10 to 20 hours per week to our business. In addition, our consultants and advisors may have other clients or projects that grow in scope or they may acquire new clients and projects that require more of their time that may come at our expense. We also currently rely on consultants for clinical operations, statistical support, and preclinical development. If the execution of our business plan demands more time than is currently committed by any of our officers, directors, consultants or advisors, they will be under no obligation to commit such additional time, and their failure to do so may adversely affect our ability to carry on our business and successfully execute our business plan.
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
The use of ADAIR and any other proposed product we may license or acquire in clinical trials and the sale of any products for which we obtain marketing approval expose us to the risk of product liability claims. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing, or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, or a breach of warranties. Product liability claims might be brought against us by consumers, health care providers, or others using, administering, or selling our products. If we cannot successfully defend ourselves against these claims, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:
•withdrawal of clinical trial participants;
•termination of clinical trial sites or entire trial programs;
•decreased demand for any proposed product or products that we may develop;
•initiation of investigations by regulators;
•impairment of our business reputation;
•costs of related litigation;
•substantial monetary awards to patients or other claimants;
•loss of revenues; and
•reduced resources of our management to pursue our business strategy.
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
Increased scrutiny of our environmental, social or governance responsibilities have and will likely continue to result in additional costs and risks and may adversely impact our reputation, employee retention and willingness of customers and suppliers to do business with us.
There is an increasing focus from certain customers, consumers, employees and other stakeholders concerning environmental, social and governance (ESG) matters, including corporate citizenship and sustainability. Additionally, public interest and legislative pressure related to public companies’ ESG practices continues to grow. If our ESG practices fail to meet regulatory requirements or stakeholders’ evolving expectations and standards for responsible corporate citizenship in areas including environmental stewardship, support for local communities, Board of Director and employee diversity, human capital management, employee health and safety practices, corporate governance and transparency and employing ESG strategies in our operations, our brand, reputation and employee retention may be negatively impacted, and customers and suppliers may be unwilling to do business with us.
If we fail to adopt ESG standards or practices as quickly as stakeholders desire, fail, or be perceived to fail, in our achievement of such initiatives or goals, or fail in fully and accurately reporting our progress on such initiatives and goals, our reputation, business, financial performance and growth may be adversely impacted. In addition, we could be criticized for the scope of such initiatives or goals or perceived as not acting responsibly in connection with these matters. Our business could be negatively impacted by such matters. Any such matters, or related corporate citizenship and sustainability matters, could have a material adverse effect on our business.
Risks Relating to Finances and Capital Requirements
We will require substantial additional funding, which may not be available to us on acceptable terms, or at all, and, if not so available, may require us to delay, limit, reduce or cease our operations.
Our operations have consumed substantial amounts of cash since our inception. As of December 31, 2021, we had an accumulated deficit of $21.9 million and our net loss was $9.3 million for the year ended December 31, 2021. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our business will require additional capital for implementation of our long-term business plan and product development and commercialization.
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
Our future funding requirements will depend on many factors, including, but not limited to:
•the progress, timing, scope, and costs of our clinical trials, including the ability to timely enroll patients in our potential future clinical trials;
•the outcome, timing, and cost of regulatory approvals by the FDA and comparable regulatory authorities, including the potential that the FDA or comparable regulatory authorities may require that we perform more studies than those that we currently expect;
•the number and characteristics of ADAIR or any other future product, such as ADMIR, that we may in-license and develop;
•our ability to successfully commercialize ADAIR or any other future product, such as ADMIR;

•the amount of sales and other revenues from ADAIR or any other future product, such as ADMIR, that we may commercialize, if any, including the selling prices for such potential product and the availability of adequate third-party reimbursement;
•selling and marketing costs associated with our potential products, including the cost and timing of expanding our marketing and sales capabilities;
•the terms and timing of any potential future collaborations, licensing or other arrangements that we may establish;
•cash requirements of any future acquisitions and/or the development of other products;
•the costs of operating as a public company;
•the cost and timing of completion of commercial-scale, outsourced manufacturing activities;
•the time and cost necessary to respond to technological and market developments;
•any disputes which may occur between us and Arcturus, employees, collaborators or other prospective business partners; and
•the costs of filing, prosecuting, defending, and enforcing any patent claims and other intellectual property rights.
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
As a public company, we incur significant legal, accounting, and other expenses under the Securities Exchange Act of 1934, as amended (Exchange Act), the Sarbanes-Oxley Act, and other applicable securities rules and regulations. In addition, we are subject to the requirements of The Nasdaq Capital Market.
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

While we anticipate maintaining the integrity of our internal controls over financial reporting and all other aspects of Section 404, we cannot be certain that a material weakness will not be identified when we test the effectiveness of our control systems in the future. If a material weakness is identified, we could be subject to sanctions or investigations by the U.S. Securities and Exchange Commission (the SEC), or other regulatory authorities, which would require additional financial and management resources, costly litigation or a loss of public confidence in our internal controls, which could have an adverse effect on the market price of our stock. See the risk factor entitled “Financial reporting obligations of being a public company in the United States require well defined disclosure and financial controls and procedures that we did not have as a private company and that are expensive and time-consuming requiring our management to devote substantial time to compliance matters.” in this report for more information on our internal controls over financial reporting.
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
Our ability to utilize our net operating loss (NOL) carryforwards may be limited.
As of December 31, 2021, we had NOL carryforwards available to reduce future taxable income, if any, for federal and state income tax purposes of $20.1 million and $20.4 million, respectively. The federal net operating loss carryforwards do not expire. If not utilized, the state and local losses begin to expire in the year ending December 31, 2038. Our ability to utilize NOL carryforward amounts to reduce taxable income in future years may be limited for various reasons, including if future taxable income is insufficient to recognize the full benefit of such NOL carryforward amounts prior to their expiration. Additionally, our ability to fully utilize these U.S. tax assets can also be adversely affected by “ownership changes” within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended (the Code), in a three-year period. Any ownership change is generally defined as a greater than 50% increase in equity ownership by “5% stockholders,” as that term is defined for purposes of Section 382 of the Code in any three-year period. Further, we may experience an ownership change in the future as a result of further shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Changes in tax laws and regulations or in our operations may impact our effective tax rate and may adversely affect our business, financial condition and operating results.
Changes in tax laws in any jurisdiction in which we operate, or adverse outcomes from any tax audits that we may be subject to in any such jurisdictions, could result in an unfavorable change in our effective tax rate in the future, which could adversely affect our business, financial condition, and operating results.
The report of our independent registered public accounting firm included a “going concern” explanatory paragraph.
The report of our independent registered public accounting firm on our financial statements as of and for the year ended December 31, 2021 included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. We have financed our working capital requirements to date by raising capital through private placements of shares of our common stock, issuing of short-term and convertible notes, and the proceeds from our initial public offering (IPO) completed in February 2021. If we are unable to raise sufficient capital as and when needed, our business, financial condition and results of operations will be materially and adversely affected, and we will need to significantly modify our operational plans to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets, and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. The inclusion of a going concern explanatory paragraph by our independent registered public accounting firm, our lack of cash resources and our potential inability to continue as a going concern may materially adversely affect our share price and our ability to raise new capital, enter into critical contractual relations with third parties and otherwise execute our development strategy.
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
In addition, later discovery of previously unknown adverse events or other problems with ADAIR or any other future product, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:
•restrictions on such products, operations, manufacturers, or manufacturing processes;
•restrictions on the labeling or marketing of a product;
•restrictions on product distribution or use;
•requirements to conduct post-marketing studies or clinical trials;
•warning letters;
•withdrawal of the products from the market;
•refusal to approve pending applications or supplements to approved applications that we submit;
•recall of products;

•fines, restitution, or disgorgement of profits;
•suspension or withdrawal of marketing or regulatory approvals;
•suspension of any ongoing clinical trials;
•refusal to permit the import or export of ADAIR or any other future product, such as ADMIR;
•product seizure; or
•injunctions or the imposition of civil or criminal penalties.
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
The products we market will be approved by the FDA for specific treatments. We will train our marketing and direct sales force to not promote our products for uses outside of the FDA-approved indications for use, known as “off-label uses.” We cannot, however, prevent a physician from using our products off-label, when in the physician’s independent professional medical judgement, he or she deems it appropriate. There may be increased risk of injury to patients if physicians attempt to use our products off-label. Furthermore, the use of our products for indications other than those approved by the FDA or approved by any foreign regulatory body may not effectively treat such conditions, which could harm our reputation in the marketplace among physicians and patients. In addition, although ADAIR is very difficult to manipulate into a form that can be snorted, it is not impossible to do so, as was shown by a third-party drug laboratory, hired by us in preparation for human abuse studies, that was able to develop a time-consuming and laborious process to convert ADAIR into a form that could be insufflated. In addition, although ADAIR is difficult to solubilize into a form that can be injected, sophisticated drug abusers may be able to develop methods to manipulate ADAIR into a form that can be injected. We cannot assure stockholders that users of ADAIR or such other products we may develop in the future will not manipulate our products with the intention of abusing our products. Such abuse of our products may harm our image in the marketplace and damage our reputation.
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
•the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs, such as Medicare and Medicaid;
•federal civil and criminal false claims laws and civil monetary penalty laws, including the federal False Claims Act, which impose criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government; the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH) and their respective implementing regulations, which impose obligations on covered healthcare providers, health plans, and healthcare clearinghouses, as well as their business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
•the federal Open Payments program, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services (CMS) information related to “payments or other transfers of value” made to physicians, which is defined to include doctors, dentists, optometrists, podiatrists and chiropractors, and teaching hospitals and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by the physicians and their immediate family members. Data collection began on August 1, 2013 with requirements for manufacturers to submit reports to CMS by March 31, 2014 and 90 days after the end each subsequent calendar year. Disclosure of such information was made by CMS on a publicly available website beginning in September 2014; and
•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thereby complicating compliance efforts.
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
In light of widely publicized events concerning the safety risk of certain drug products, the FDA, members of Congress, the Government Accountability Office, medical professionals and the general public have raised concerns about potential drug safety issues. These events have resulted in the withdrawal of drug products, revisions to drug labeling that further limit use of the drug products and the establishment of risk management programs. The Food and Drug Administration Amendments Act of 2007 (FDAAA) grants significant expanded authority to the FDA, much of which is aimed at improving the safety of drug products before and after approval. In particular, this law authorizes the FDA to, among other things, require post-approval studies and clinical trials, mandate changes to drug labeling to reflect new safety information and require risk evaluation and mitigation strategies for certain drugs, including certain currently approved drugs. It also significantly expands the federal government’s clinical trial registry and results databank, which we expect will result in significantly increased government oversight of clinical trials. Under the FDAAA, companies that violate these and other provisions of this law are subject to substantial civil monetary penalties, among other regulatory, civil and criminal penalties. The increased attention to drug safety issues may result in a more cautious approach by the FDA in its review of data from our preclinical studies and clinical trials. Data from preclinical studies and clinical trials may receive greater scrutiny, particularly with respect to safety, which may make the FDA or other regulatory authorities more likely to require additional preclinical studies and/or clinical trials. If the FDA requires us to conduct additional preclinical studies or clinical trials prior to approving ADAIR, our ability to obtain approval of this proposed product will be delayed. If the FDA requires us to provide additional preclinical studies and/or clinical data following the approval of ADAIR, the indications for which this proposed product is approved may be limited or there may be specific warnings or limitations on dosing, and our efforts to commercialize ADAIR may be otherwise adversely impacted.
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
We may not be able to continue existing clinical trials, or initiate new clinical trials, for our proposed product if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the U.S. Some of our competitors have ongoing clinical trials for proposed products that treat the same indications as our proposed product, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ proposed products. Available therapies for the indications we are pursuing can also affect enrollment in our clinical trials. Patient enrollment is affected by other factors including, but not necessarily limited to:
•the severity of the disease under investigation;
•the eligibility criteria for the study in question;
•the perceived risks and benefits of the proposed product under study;
•the efforts to facilitate timely enrollment in clinical trials;
•the patient referral practices of physicians;
•the ability to monitor patients adequately during and after treatment; and

•the availability of other approved drugs to treat the same condition, thereby creating competition for our clinical trial enrollment and reducing the incentive for prospective patients to participate in our trials.
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
In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA) changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and introduced a new reimbursement methodology based on average sales prices for drugs. In addition, this legislation authorized Medicare Part D prescription drug plans to limit the number of drugs that will be covered in any therapeutic class. As a result of this legislation and the expansion of federal coverage of drug products, we expect that there will be additional pressure to contain and reduce costs. These cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for any approved products and could seriously harm our business. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates, and any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors.
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
At this time, we are unsure of the full impact that the Affordable Care Act will have on our business. There have been judicial and political challenges to certain aspects of the Affordable Care Act. For example, since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements of the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the

Affordable Care Act. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The Tax Cuts and Jobs Act of 2017 (Tax Act) included a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain Affordable Care Act-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share. The Bipartisan Budget Act of 2018 (the BBA) among other things, amends the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole,” by increasing from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. In July 2018, CMS published a final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas (Texas District Court Judge) ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. While the Texas District Court Judge, as well as the Trump Administration and CMS, have stated that the ruling will have no immediate effect, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA and our business.
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
Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials are conducted in accordance with the general investigational plan and protocols for the trial and in accordance with good laboratory practice, as appropriate. Moreover, the FDA requires us to comply with standards, commonly referred to as good clinical practices (GCPs) for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Regulatory authorities enforce these requirements through periodic inspections of trial sponsors, clinical investigators, and trial sites. If we or any of our clinical research organizations fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure investors that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.
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
If the FDA does not conclude that ADAIR is sufficiently bioequivalent, or demonstrate comparable bioavailability to its reference listed drug (RLD), or if the FDA otherwise does not conclude that ADAIR satisfies the requirements of Section 505(b)(2) of the FDCA, approval pathway, the approval pathway for this proposed product will likely take significantly longer, cost significantly more and entail significantly greater complications and risks than anticipated, and the FDA may not approve this proposed product.
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
If we, our drug products or the manufacturing facilities for our drug products fail to comply with applicable regulatory requirements, a regulatory agency may:
•issue warning letters or untitled letters;
•seek an injunction or impose civil or criminal penalties or monetary fines;
•suspend or withdraw marketing approval;
•suspend any ongoing clinical trials;
•refuse to approve pending applications or supplements to applications;
•suspend or impose restrictions on operations, including costly new manufacturing requirements;
•seize or detain products, refuse to permit the import or export of products or request that we initiate a product recall; or
•refuse to allow us to enter into supply contracts, including government contracts.
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
We have invested resources conducting Laboratory Manipulation and Extraction Studies (Category 1), and may spend substantial additional resources conducting Pharmacokinetic Studies (Category 2) and Clinical Abuse Potential Studies (Category 3) to support ADAIR’s abuse-deterrence characteristics, and we believe such studies are consistent with the April 2015 final FDA guidance on opioid medications (the 2015 FDA Guidance), as no guidance exists on stimulants. However, we have not yet received regulatory approval to market ADAIR and additional data may emerge that could change the FDA’s position on the proposed product label, and there can be no assurance that ADAIR or our other current or any future product, such as ADMIR, will receive FDA-approved product labeling that describes abuse-deterrent features of such product given the current absence of specific FDA guidance on development of abuse-deterrent amphetamines. Our failure to achieve FDA approval of product labeling containing information on abuse-deterrence characteristics of ADAIR will prevent or substantially limit our promotion of the abuse-deterrent features of ADAIR. This type of limitation would make it difficult for us to differentiate ADAIR from other amphetamine-containing products, may cause us to lower the price of our product to the extent that there are competing products with abuse-deterrent claims on their product labels and as a result, our product would be less competitive in the market. The FDA closely regulates promotional materials and other promotional activities, even if the FDA initially approves product labeling that includes a description of the abuse- deterrent characteristics of ADAIR and therefore the FDA may object to our marketing claims and product advertising campaigns. This could lead to the issuance of warning letters or untitled letters, suspension or withdrawal of our product from the market, recalls, fines, disgorgement of money, operating restrictions, injunctions, and civil or criminal prosecution. Any of these consequences would harm the commercial success of ADAIR or any other future product.
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
Even if any of our proposed products receive marketing approval, we or others may later identify undesirable side-effects caused by the product or problems with our third-party manufacturers or manufacturing processes, and in either event a number of potentially significant negative consequences could result, including:
•regulatory authorities may suspend or withdraw their approval of the product;
•regulatory authorities may require the addition of labeling statements, such as warnings or contraindications or distribution and use restrictions;
•regulatory authorities may require us to issue specific communications to healthcare professionals, such as “Dear Doctor” letters;
•regulatory authorities may issue negative publicity regarding the affected product, including safety communications;
•we may be required to change the way the product is administered, conduct additional clinical trials or restrict the distribution or use of the product;
•we could be sued and held liable for harm caused to patients; and

•our reputation may suffer.
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
Post-marketing safety data collection and adverse event reporting (ADR) are critical elements of FDA’s oversight of drugs and therapeutic biologics available to the American public. The testing that helps to establish the safety of products, such as drugs and therapeutic biologics, is typically conducted on small groups before FDA approves the products for sale. Some problems can remain unknown, only to be discovered when a product is used by a large number of people. An adverse event is any unanticipated experience or side effect associated with the use of a drug or therapeutic biologic in humans, whether or not it is considered related to the product. An adverse event could occur:
•with use in professional practice;
•from overdose whether accidental or intentional;
•from abuse;
•from withdrawal; and
•due to lack of expected effectiveness.
During inspections, FDA investigators will review a company’s post-marketing adverse event information to ensure compliance with federal laws and regulations.
Our marketed products are subject to ADR which require that we report to the FDA events related to our products. The timing of our obligation to report under the ADR regulations is triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events of which we become aware within the prescribed timeframe. We may also fail to recognize that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our products. If we fail to comply with our reporting obligations, the FDA could take action, including warning letters, untitled letters, administrative actions, criminal prosecution, imposition of civil monetary penalties, revocation of our device clearances or approvals, seizure of our products, or delay in clearance or approval of future products.
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
Pursuant to our amended and restated certificate of incorporation, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for any state law claims for (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim of or based on a breach of a fiduciary duty owed by any director, officer or other employee of ours to us or our stockholders; (3) any action asserting a claim pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation; or (4) any action asserting a claim governed by the internal affairs doctrine (Delaware Forum Provision). The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act or the Exchange Act. Our amended and restated certificate of incorporation further provide that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (Federal Forum Provision). In addition, our amended and restated certificate of incorporation provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the Delaware Forum Provision and the Federal Forum Provision; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.
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
Risks Relating to Intellectual Property
We have filed multiple patent applications and have two issued patents by the U.S. PTO and one issued patent by the European Patent Office. These or any other patent applications may not result in issued patents, and as a result we may have limited protection of our proprietary technology in the marketplace.
We have had two patents granted and one additional patent application directed to ADAIR for ADHD and narcolepsy filed in the United States, have had one patent granted in Europe, and we are seeking patent protection for ADAIR internationally in several foreign countries and territories, including Australia, Brazil, Canada, China, and Japan. The U.S. patents will expire in 2037 and the European patent will expire in 2038. It is impossible to predict whether or how our PCT application will result in any issued patent. Even if the pending application issues, it may issue with claims significantly narrower than those we currently seek.
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
Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the Leahy-Smith America Invents Act (the Leahy-Smith Act) was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The U.S. PTO recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.
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
The degree of future protection for our proprietary rights is uncertain, because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:
•our licensors might not have been the first to make the inventions covered by each of our pending patent applications and issued patents;
•our licensors might not have been the first to file patent applications for these inventions;
•others may independently develop similar or alternative technologies or duplicate ADAIR or any future product, such as ADMIR;
•it is possible that none of the pending patent applications licensed to us will result in issued patents;
•the issued patents covering ADAIR or any future product, such as ADMIR, may not provide a basis for market exclusivity for active products, may not provide us with any competitive advantages, or may be challenged by third parties;
•we may not develop additional proprietary technologies that are patentable; or
•patents of others may have an adverse effect on our business.
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
•infringement and other intellectual property claims, which, with or without merit, can be expensive and time consuming to litigate and can divert management’s attention from our core business;

•substantial damages for past infringement which we may have to pay if a court decides that our product infringes on a competitor’s patent;
•a court prohibiting us from selling or licensing our product unless the patent holder licenses the patent to us, which it would not be required to do;
•if a license is available from a patent holder, we may have to pay substantial royalties or grant cross licenses to our patents; and
•redesigning our processes so they do not infringe, which may not be possible or could require substantial funds and time.
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
Prior to our February 2021 IPO, there had been no public market for our common stock. Our common stock only recently began trading on The Nasdaq Capital Market, but we can provide no assurance that we will be able to develop and sustain an active trading market for our common stock. Even if an active trading market is developed, it may not be sustained. The lack of an active market may impair stockholders’ ability to sell their shares at the time they wish to sell them or at a price that they consider reasonable. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses or technologies using our shares as consideration, which, in turn, could materially adversely affect our business.
If we cannot continue to satisfy the listing requirements of The Nasdaq Capital Market and other rules, including the director independence requirements, our securities may be delisted, which could negatively impact the price of our securities and stockholders’ ability to sell them.
Although common stock is listed on The Nasdaq Capital Market, we may be unable to continue to satisfy the listing requirements and rules, including the director independence requirements and certain financial metrics for our stockholders’ equity and market value of listed securities or net income from continuing operations. If we are unable to satisfy The Nasdaq Capital Market criteria for maintaining our listing, our securities could be subject to delisting. If The Nasdaq Capital Market delists our securities, we could face significant consequences, including:
•a limited availability for market quotations for our securities;
•reduced liquidity with respect to our securities;
•a determination that our common stock is a “penny stock,” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in reduced trading;
•activity in the secondary trading market for our common stock;
•limited amount of news and analyst coverage; and
•a decreased ability to issue additional securities or obtain additional financing in the future.
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
The market prices for securities of biotechnology and biopharmaceutical companies have historically been highly volatile, and the market has from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. In particular, the trading prices for pharmaceutical, biopharmaceutical and biotechnology companies have been highly volatile as a result of the COVID-19 pandemic.

The market price of our common stock is likely to be highly volatile and may fluctuate substantially due to many factors, including:
•results from, and any delays in, our clinical trials for our product candidates, including ADAIR and ADMIR, or any other future clinical development programs, including any delays related to the COVID-19 pandemic;
•announcements concerning the progress of our efforts to obtain regulatory approval for and commercialize ADAIR or any future product, including ADMIR, including any requests we receive from the FDA for additional studies or data that result in delays in obtaining regulatory approval or launching such proposed product, if approved;
•market conditions in the biopharmaceutical and biotechnology sectors or the economy as a whole;
•price and volume fluctuations in the overall stock market;
•the failure of ADAIR or any future product, such as ADMIR, if approved, to achieve commercial success;
•announcements of the introduction of new products by us or our competitors;
•developments concerning product development results or intellectual property rights of others;
•litigation or public concern about the safety of our potential products;
•actual fluctuations in our quarterly operating results, and concerns by investors that such fluctuations may occur in the future;
•deviations in our operating results from the estimates of securities analysts or other analyst comments;
•additions or departures of key personnel;
•health care reform legislation, including measures directed at controlling the pricing of biopharmaceutical products, and third-party coverage and reimbursement policies;
•developments concerning current or future strategic collaborations; and
•discussion of us or our stock price by the financial and scientific press and in online investor communities.
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
As of January 31, 2022, our executive officers, directors, beneficial owners of 5% of more of our capital stock and their respective affiliates will, in the aggregate, beneficially own approximately 54.4% of our outstanding common stock, including Medice, through its affiliated entity, Salmon Pharma, and Arcturus Therapeutics, Ltd. (Arcturus), our largest stockholders, assuming no exercise of the underwriters’ option to purchase additional shares.

If Salmon Pharma, Arcturus or any member of our board or management acquires additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our common stock.
Salmon Pharma and Arcturus’s large ownership stake may allow it to exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that stockholders’ do not support, including amendments to our amended and restated certificate of incorporation, election of our board of directors, removal of any of our directors, adoption of measures that could delay or prevent a change in control or impede a merger, takeover, or other business combination involving us, and approval of other major corporate transactions. In addition, Salmon Pharma and Arcturus’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price. Accordingly, our stockholders other than Salmon Pharma and Arcturus may be unable to influence management and exercise control over our business.
Our charter documents and Delaware law may inhibit a takeover that stockholders consider favorable.
Certain provisions of our amended and restated certificate of incorporation and our amended and restated bylaws and applicable provisions of Delaware law may delay or discourage transactions involving an actual or potential change in control or change in our management, including transactions in which stockholders might otherwise receive a premium for their shares, or transactions that our stockholders might otherwise deem to be in their best interests. The provisions in our amended and restated certificate of incorporation and amended and restated bylaws:
•limit who may call stockholder meetings;
•do not provide for cumulative voting rights;
•provide that all vacancies may be filled only by the affirmative vote of a majority of directors then in office, even if less than a quorum;
•provide that the Court of Chancery of the State of Delaware will be the exclusive forum for certain legal claims; and
•provide that the federal district courts of the United States of American will be the exclusive forum for legal claims under the Securities Act.
In addition, once we become a publicly traded corporation, Section 203 of the Delaware General Corporation Law may limit our ability to engage in any business combination with a person who beneficially owns 15% or more of our outstanding voting stock unless certain conditions are satisfied. This restriction lasts for a period of three years following the share acquisition. These provisions may have the effect of entrenching our management team and may deprive stockholders’ of the opportunity to sell their shares to potential acquirers at a premium over prevailing prices. This potential inability to obtain a control premium could reduce the price of our common stock. See Exhibit 4.5 “Description of Capital Stock” for additional information.
Financial reporting obligations of being a public company in the United States require well defined disclosure and financial controls and procedures that are expensive and time-consuming requiring our management to devote substantial time to compliance matters.
As a publicly traded company, we incur significant legal, accounting and other expenses that we did not incur as a privately held company prior to the completion of our IPO in February 2021. These reporting obligations associated with being a public company in the United States require significant expenditures and place significant demands on our management and other personnel, including costs resulting from our reporting obligations under the Exchange Act and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended, and the listing requirements of The Nasdaq Capital Market. These rules require the establishment and maintenance of effective disclosure and financial controls and procedures, internal control over financial reporting and changes in corporate governance practices, among many other complex rules that are often difficult to implement, monitor and maintain compliance with. Moreover, despite recent reforms made possible by the JOBS Act, the reporting requirements, rules, and regulations may make some activities more time-consuming and costly, particularly after we are no longer an “emerging growth company.” In addition, we expect these rules and regulations to make it more difficult and more expensive for us to maintain director and officer liability insurance. Our management and other personnel need to devote a substantial amount of time to ensure that we comply with all of these requirements and to keep pace with new regulations, otherwise we may fall out of compliance and risk becoming subject to litigation or being delisted, among other potential problems.

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
Item 1B.    UNRESOLVED STAFF COMMENTS
None.
Item 2.    PROPERTIES
Our executive offices are located at 100 N. 18th Street, Suite 300, Philadelphia, PA 19103. We believe that our facilities are adequate to meet our current needs. Should we be required to obtain additional space in the future, we believe we can obtain the required facilities at competitive rates.
Item 3.    LEGAL PROCEEDINGS
We are not currently a party to any material legal proceedings.
Item 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on The Nasdaq Capital Market under the symbol “VLON”. As of February 4, 2022, there were 7 holders of record of our common stock. As of such date, there were 6,812,836 shares of our common stock outstanding. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Securities Authorized for Issuance Under Equity Compensation Plans
See Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” for information relating to our equity compensation plans.
Recent Sales of Unregistered Securities
2021 Convertible Note Financing
On January 11, 2021, we entered into a Convertible Promissory Note Purchase Agreement with certain existing stockholders, including Salmon Pharma, an affiliate of Medice, and David Baker, our Chief Executive Officer, pursuant to which we issued convertible promissory notes (the 2021 Convertible Notes) for cash proceeds of $350,000. The 2021 Convertible Notes bear an interest rate of 7.0% per annum, non-compounding, and had a maturity date of September 30, 2021. The 2021 Convertible Notes were convertible into shares of our capital stock offered to investors in any subsequent equity financing after the date of their issuance in which we issued any of our equity securities (a Qualified Financing), and were convertible at a twenty percent (20%) discount to the price per share offered in such Qualified Financing. Such Qualified Financing included the IPO of our common stock, consummated on February 12, 2021; therefore, the 2021 Convertible Notes converted into an aggregate of 54,906 shares of our common stock immediately prior to the closing of the IPO, as agreed upon among the parties thereto.
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
Use of Proceeds from Registered Securities
On February 9, 2021, our Registration Statement on Form S-1 (File No. 333-249636) relating to the IPO of our common stock was declared effective by the SEC. Pursuant to such Registration Statement, we sold an aggregate of 2,250,000 shares of our common stock at a price of $8.00 per share for aggregate cash proceeds of approximately $15.5 million, which amount is net of $1.6 million in underwriter’s discounts, commissions and expenses, and $0.9 million of other expenses incurred in connection with the offering.
There has been no material change in the expected use of the net proceeds from our IPO, as described in our final prospectus filed with the SEC on February 11, 2021 pursuant to Rule 424(b) under the Securities Act.
Purchases of Equity Securities By the Issuer and Affiliated Purchasers
Neither we nor any affiliated purchaser or anyone acting on our behalf or on behalf of an affiliated purchaser made any purchases of shares of our common stock during the year ended December 31, 2021.
Item 6.    [Reserved]

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes beginning on page F-1 of this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the section entitled “Item 1A. Risk Factors” and “Special Note Regarding Forward-Looking Statements” of this Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
We are a clinical-stage biopharmaceutical company primarily focused on the development and commercialization of proprietary biopharmaceutical products. We are developing novel medications for central nervous system (CNS) disorders with a focus on abuse-deterrent medications. Our lead investigational product candidate, ADAIR, is a proprietary, abuse-deterrent oral formulation of immediate-release dextroamphetamine (the main active ingredient in Adderall®) for the treatment of attention-deficit/hyperactivity disorder (ADHD) and narcolepsy. According to the US Department of Health and Human Services’ 2018 National Survey on Drug Use and Health, over 5 million adolescents and adults misuse prescription stimulant medications on an annual basis. The misuse and abuse of prescription stimulants has substantial medical risk, including risk of irregular heartbeat, heart attack, seizures, hallucinations, hostile behavior and stroke, as well as increased risk of addiction. ADAIR is designed to deter attempts to crush and snort and to provide barriers to injection while still providing the expected therapeutic benefit when taken orally.
We are developing ADAIR for registration with the U.S. Food and Drug Administration (the FDA) through the Section 505(b)(2) regulatory pathway, which is expected to obviate the need for large Phase 2 and Phase 3 efficacy and safety studies. In July 2018, our Investigational New Drug (IND) application for ADAIR was approved by the FDA. We have completed three Phase 1 trials of ADAIR including a proof-of-concept intranasal human abuse potential study. In the second quarter of 2021, we completed a 13-week preclinical toxicology study on the final formulation of ADAIR that showed no safety findings of concern. We are currently conducting the SEAL study, a pivotal intranasal abuse study, and have recently completed its patient enrollment and treatment phases. The SEAL study enrolled 55 subjects who successfully passed the qualification phase with a total of 53 completing the study. We expect to report top-line results of the SEAL study in the first quarter of 2022. Additionally, we continue to conduct preclinical studies and manufacturing work and continue to evaluate the potential for any additional studies to support the submission of a New Drug Application (NDA) for ADAIR to the FDA.
In January 2020, we entered into the Medice License Agreement, which grants Medice an exclusive license to develop, use, manufacture, market and sell ADAIR throughout Europe. Under the license agreement, Medice paid us a $0.1 million upfront payment and will pay milestone payments of up to $6.3 million in aggregate upon achieving certain regulatory and sales milestones. We are also entitled to low-double digit tiered royalties on net sales of ADAIR.
In addition to ADAIR, we completed formulation development work and selected the final formulation of our second product candidate, ADMIR, an abuse deterrent formulation of methylphenidate (Ritalin®), for the treatment of ADHD. We also plan to utilize the Section 505(b)(2) regulatory pathway for registration of ADMIR.
In the future, we plan to use our abuse deterrent platform technology to develop other products that have potential for abuse in their current forms and will continue business development activities and seek partnering, licensing, merger and acquisition opportunities or other transactions to further develop our pipeline and drug-development capabilities.
The global COVID-19 pandemic continues to present uncertainty and unforeseeable new risks to our operations and business plan. We have closely monitored recent COVID-19 developments, including states’ lifting COVID-19 safety measures, drops in vaccination rates, and the spread of various coronavirus strains such as the Delta and Omicron variants. In light of these developments, the full impact of the COVID-19 pandemic on our business, operations and clinical development plans remains uncertain and will vary depending on the pandemic’s future impact on our clinical trial enrollment, clinical trial sites, clinical research organizations (CROs), third-party manufacturers, and other third parties with whom we do business, as well as any legal or regulatory consequences resulting therefrom. To the extent possible, we are conducting business as usual, with necessary or advisable modifications to employee travel and with most of our employees and consultants working remotely. We will continue to actively monitor the COVID-19 situation and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business.
Critical Accounting Policies
Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
While our significant accounting policies are described in more detail in the notes to our financial statements, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.
Marketable Securities
Marketable securities consist of debt securities that are designated as available-for-sale. Marketable debt securities are recorded at fair value and unrealized holding gains or losses are reported as a component of accumulated other comprehensive income (loss). The amortization of discounts and premiums on marketable securities is included in interest expense, net on the statements of operations and comprehensive loss.
Realized gains or losses resulting from the sale of these securities are determined based on the specific identification of the securities sold. An impairment charge is recognized when the decline in the fair value of a debt security below the amortized cost basis is determined to be other-than-temporary. We consider various factors in determining whether to recognize an impairment charge, including the duration and severity of any decline in fair value below the amortized cost basis, any adverse changes in the financial condition of the issuers and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.
Revenue Recognition
We account for revenue in accordance with Financial Accounting Standards Board Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers. This standard applies to all contracts with customers with the exception of contracts that are within the scope of other standards, such as leases, insurance and financial instruments. Under ASC Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to be entitled in exchange for those goods or services.
We perform the following five steps to recognize revenue under ASC Topic 606: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only recognize revenue when it is probable that we will collect the consideration to which we are entitled in exchange for the goods or services that will be transferred to the customer.
To date, our revenues have been generated by a single license agreement (the Medice License Agreement) with Medice (Note 13).  The Medice License Agreement included an exclusive license to develop, use, manufacture, market and sell ADAIR throughout Europe, a non-refundable up-front payment, regulatory and sales milestones and royalty payments.
Stock-based Compensation
We recognize expense for employee and non-employee stock-based compensation in accordance with ASC Topic 718, Compensation - Stock Compensation. ASC Topic 718 requires that such transactions be accounted for using a fair value-based method. The estimated fair value of the options is amortized over the vesting period, based on the fair value of the options on the date granted, and is calculated using the Black-Scholes option-pricing model. We account for forfeitures as incurred.
Estimating the fair value of option shares issued under the employee stock purchase plan requires the input of subjective assumptions, including the estimated fair value of our common stock, the expected life of the option, stock price volatility, the risk-free interest rate and expected dividends. The assumptions used in our Black-Scholes option-pricing model represent management's best estimates and involve a number of variables, uncertainties and assumptions and the application of management's judgment, as they are inherently subjective. If any assumptions change, our stock-based compensation expense could be materially different in the future.
These assumptions used in our Black-Scholes option-pricing model are estimated as follows:
•Expected Term. Due to the lack of sufficient company-specific historical data, the expected term of employee options is determined using the "simplified" method, as prescribed in SEC’s Staff Accounting Bulletin (SAB) No. 107, whereby the expected life equals the arithmetic average of the vesting term and the original contractual term of the option. The expected term of nonemployee options is equal to the contractual term.

•Expected Volatility. The expected volatility is based on historical volatilities of similar entities within our industry which were commensurate with the expected term assumption as described in SAB No. 107.
•Risk-Free Interest Rate. The risk-free interest rate is based on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected term.
•Expected Dividends. The expected dividend yield is 0% because we have not historically paid, and do not expect for the foreseeable future to pay, a dividend on our common stock.
Leases
We account for leases in accordance with Accounting Standards Update (ASU) 2016-02, Leases (Topic 842) and ASU 2018-10, Codification Improvements to Topic 842, Leases, and ASU 2018-11, Leases (Topic 842): Targeted Improvements, both of which clarify and enhance the certain amendments made in ASU 2016-02. The ASUs increase transparency and comparability among entities by recognizing for all leases lease assets and lease liabilities on the balance sheet and disclosing key information about lease arrangements. We entered into one lease for manufacturing equipment for ADAIR which we determined was a finance lease.
Financial Operations Overview
Revenue
To date, we have not generated any revenues from product sales. All of our revenue to date has been derived from the Medice License Agreement. We do not expect to generate significant product revenue until we obtain approval and commercialize ADAIR. Under the terms of the Medice License Agreement, we received $0.1 million in licensing revenues in connection with the initial signing of the license agreement in the first quarter of 2020.
Research and Development Expenses
Research and development expenses include personnel costs associated with research and development activities, including third party contractors to perform research, conduct clinical trials and manufacture drug supplies and materials. We accrue for costs incurred by external service providers, including contract research organizations and clinical investigators, based on its estimates of service performed and costs incurred.
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
Interest Expense, net
Interest expense, net, consists of interest earned on our cash, cash equivalents and marketable securities held with institutional banks, the amortization of discounts and premiums on marketable securities and interest expense on our finance lease of equipment utilized in the commercial scale manufacturing of ADAIR.
Recently Issued Accounting Pronouncements
We consider the applicability and impact of all ASUs. ASUs not discussed below were assessed and determined to be either not applicable or are expected to have minimal impact on the financial statements.
On January 1, 2021, we adopted ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principals in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending the existing guidance. The adoption of this standard did not have a material impact on our financial statements.
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
Results of Operations
Comparison of the Years Ended December 31, 2021 and 2020
The following table sets forth our results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020 (in thousands):

	Year Ended December 31,
	2021	2020
License revenue – from related party	$—	$100
Operating expenses:
Research and development	5,187	3,707
General and administrative	4,072	1,181
Total operating expenses	9,259	4,888
Loss from operations	(9,259)	(4,788)
Other income	61	—
Change in fair value of derivative liability	(89)	—
Interest expense, net	(16)	(34)
Net loss	$(9,303)	$(4,822)
License Revenue – From Related Party
Licensing revenues were $0.1 million for the year ended December 31, 2020 as a result of the upfront payment received under the terms of the Medice License Agreement. No licensing revenues were recognized during the year ended December 31, 2021.
Research and Development Expenses
Research and development expenses were $5.2 million and $3.7 million for the years ended December 31, 2021 and 2020, respectively. The $1.5 million increase in research and development expenses was primarily due to increases of $1.5 million in expenses related to the registration development program of ADAIR and $0.1 million in consulting fees, offset by a decrease of $0.1 million in expenses related to the formulation work for ADMIR.
General and Administrative Expenses
General and administrative expenses were $4.1 million and $1.2 million for the years ended December 31, 2021 and 2020, respectively. The $2.9 million increase was primarily related to increased costs for directors and officers insurance of $1.3 million, personnel expense, including non-cash stock compensation, of $1.0 million, and public company expenses of $0.5 million.
Other Income
In May 2020, we issued a promissory note under the PPP totaling $61,000. As of December 31, 2020, we had utilized the entire proceeds from such note for payroll costs (greater than 75%), costs related to health care benefits and rent payments. In January 2021, we were notified that the note along with accumulated interest had been forgiven. As a result, we recorded income from the extinguishment of the obligation in accordance with ASC 405-20-40-1.
Revaluation of Derivative Liability
During the year ended December 31, 2021, pursuant to ASC 815, we revalued the embedded derivative liability associated with the 2021 Convertible Notes, resulting in an $89,000 decrease in the fair value of the derivative liability associated with the 2021 Convertible Notes.
Interest Expense, net
Interest expense, net, was $16,000 and $34,000 for the years ended December 31, 2021 and 2020, respectively.

Liquidity and Capital Resources
Since inception, we have incurred losses and expect to continue to incur losses for the foreseeable future. We incurred net losses of $9.3 million and $4.8 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $21.9 million.
We have financed our working capital requirements to date through the issuance of common stock, convertible notes, short-term promissory notes, and a PPP promissory note. As of December 31, 2021, we had $3.7 million in cash and cash equivalents.
The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020
Net cash provided by (used in):
Operating activities	(8,312)	$(3,706)
Investing activities	(3,842)	(2)
Financing activities	15,747	(4)
Net increase (decrease) in cash and cash equivalents	$3,593	$(3,712)
Cash Flows from Operating Activities
For the years ended December 31, 2021 and 2020, $8.3 million and $3.7 million were used in operating activities, respectively. The $4.6 million increase was primarily due to a $4.5 million increase in our net loss, a $0.5 million increase in non-cash stock compensation expense, as well as increases in accrued and prepaid expenses of $0.1 million, offset by a $0.3 million decrease in accounts payable.
Cash Flows from Investing Activities
Net cash used in investing activities was $3.8 million for the year ended December 31, 2021, which was related to the purchase of marketable securities. Net cash used in investing activities was $2,000 for the year ended December 31, 2020, which was related to the purchase of computer equipment.
Cash Flows from Financing Activities
Net cash provided by financing activities was $4,000 during the year ended December 31, 2020, which was related to proceeds received from a PPP note of $61,000, offset by payments related to our finance lease of $65,000. Net cash provided by financing activities was $15.8 million for the year ended December 31, 2021 and was primarily related to the net proceeds from our IPO and 2021 Convertible Notes financings.
2021 Convertible Note Financing
In January 2021, we entered into a Convertible Promissory Note Purchase Agreement with certain existing stockholders, including Salmon Pharma, an affiliate of Medice, and David Baker, our Chief Executive Officer, pursuant to which we issued convertible promissory notes (the 2021 Convertible Notes) for cash proceeds of $350,000. The 2021 Convertible Notes bear an interest rate of 7.0% per annum, non-compounding, and had a maturity date of September 30, 2021. The 2021 Convertible Notes were convertible into shares of our capital stock offered to investors in any subsequent equity financing after the date of their issuance in which we issued any of our equity securities (a Qualified Financing) and were convertible at a twenty percent discount to the price per share offered in such Qualified Financing. Such Qualified Financing included the IPO of our common stock, consummated on February 12, 2021; therefore, the 2021 Convertible Notes converted into an aggregate of 54,906 shares of our common stock immediately prior to the closing of the IPO, as agreed upon among the parties thereto.
Future Funding Requirements
Although it is difficult to predict future liquidity requirements, we expect that our existing cash and cash equivalents will provide funding for our ongoing business activities into the third quarter of 2022. We will require substantial additional financing to fund our research and development activities. No assurance can be given that any such financing will be available when needed or that our research and development efforts will be successful. If the we are not able to obtain additional financing on acceptable terms and in the amounts necessary to fully fund our future operating requirements, we may be forced to reduce or discontinue our operations entirely. Therefore, there is substantial doubt about our ability to continue as a going concern. We expect to continue to incur significant and increasing operating losses at least for the foreseeable future. We do not expect to generate product revenue unless and until we successfully complete development, obtain regulatory approval for, and successfully commercialize ADAIR, or any other future products, including ADMIR. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of planned clinical trials and our expenditures on other research and development activities. We anticipate that our expenses will increase substantially as we:
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
Off-Balance Sheet Arrangements
We have not entered into any off-balance sheet arrangements.
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
Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The term disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected.
Our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a 15(e) and 15d 15(e) under the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance of the reliability of financial reporting and of the preparation of financial statements for external reporting purposes, in accordance with U.S. generally accepted accounting principles.
Internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and disposition of assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with the authorization of its management and directors; and (3) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on its financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures included in such controls may deteriorate.
Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Management’s assessment included documentation, evaluating and testing the design and operating effectiveness of its internal controls over financial reporting.
Based on management’s processes and assessment, as described above, management has concluded that, as of December 31, 2021, our internal control over financial reporting was effective.
Remediation of Material Weakness in Internal Control Over Financial Reporting
The closing of our IPO occurred on February 12, 2021. As a newly public company under the Exchange Act, we were not required to evaluate the effectiveness of our internal controls over financial reporting until the end of the fiscal year after we file our Annual Report on Form 10-K for the year ended December 31, 2020. Although our management did not conduct an evaluation of our internal control over financial reporting, in connection with the audit of our financial statements for the years ended December 31, 2020, 2019 and 2018, we became aware of material weaknesses in our internal controls over financial reporting for those periods.
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

We have remediated the material weaknesses by hiring additional accounting and finance staff, and implementing new controls, processes and technologies to formalize internal controls frameworks and procedures.
Attestation Report of the Registered Public Accounting Firm
This Annual Report does not include an attestation report of our registered public accounting firm due to an exemption provided by the JOBS Act for “emerging growth companies.”
Changes in Internal Control Over Financial Reporting
We have taken actions and remediated the material weaknesses relating to our internal controls over financial reporting as described above. Except as otherwise disclosed herein, there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    OTHER INFORMATION
None.
Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE MANAGEMENT
The following table sets forth certain information about our directors, director nominees, our executive officers, and a key consultant.

Name	Age	Position
Executive Officers
David Baker	58	President, Chief Executive Officer and Director (Principal Executive Officer)
Leanne Kelly	45	Chief Financial Officer (Principal Financial and Accounting Officer)
Penny S. Toren	55	Senior Vice President, Regulatory Affairs & Program Management

Non-Employee Directors and Director Nominee
Ofir Levi(1)(3)	47	Director, Chairman of the Board
Joseph Payne(1)(2)(3)	50	Director
Richard Ammer	51	Director
Marella Thorell(1)(2)	54	Director

Key Consultant
Timothy Whitaker, M.D.	63	Chief Medical Officer
(1)Member of the audit committee.
(2)Member of the compensation committee.
(3)Member of the nominating and corporate governance committee.
Executive Officers
David Baker has served as our President and Chief Executive Officer since January 15, 2019, and as a member of the board of directors from that time until August 23, 2019, and upon the consummation of the IPO of our common stock on February 12, 2021, he was again appointed as a director. Prior to being appointed our President and Chief Executive Officer, he served as a consultant to our company since January 15, 2018. He previously served as the Interim Chief Executive Officer and Chief Commercial Officer of Alcobra Ltd (now known as Arcturus), where he oversaw the development of ADAIR. Prior to joining Alcobra Ltd., he worked at Shire Pharmaceuticals for 10 years, including as Vice President of Commercial Strategy and New Business in the Neuroscience Business Unit. In that role, Mr. Baker led the commercial assessment of neuroscience licensing opportunities, managed commercial efforts on pipeline CNS products, and led the long-term strategic planning process. Previously, he served as Global General Manager for Shire’s Vyvanse® where he led the launch of Vyvanse and led global expansion efforts including successful establishment of a partnership in Japan and launches in Canada and Brazil. Prior to that, Mr. Baker served as Vice President of Marketing for all of Shire’s ADHD products. From 1990 through 2004, Mr. Baker worked at Merck & Co., where he held positions of increasing responsibility in marketing, sales, market research, and business development. In addition to his knowledge and experience with CNS medications, Mr. Baker’s expertise includes therapeutics for osteoporosis, migraine, and hyperlipidemia. He has been directly involved with the marketing of five medications with annual sales in excess of $1 billion each. Mr. Baker graduated Magna Cum Laude with a bachelor’s degree in Economics and Computer Science from Duke University. He earned a Master of Business Administration in Marketing from Duke’s Fuqua School of Business. Mr. Baker also serves on the board of directors of Benchworks, Inc., a private healthcare advertising agency.
We believe Mr. Baker’s extensive experience in the biopharmaceuticals industry and his in-depth understanding of our business, strategy and management team qualifies him to serve on our board of directors.
Leanne M. Kelly has served as our Chief Financial Officer since May 2021. She brings over 20 years of experience leading private and publicly traded companies across life science, technology and e-Commerce sectors with a foundation in public accounting. Prior to joining Vallon, she most recently served as the Controller and Executive Director, Global Financial Reporting at OptiNose, Inc, a $50 million revenue specialty pharmaceutical company. Over the course of her career, she has held Senior Vice President of Finance, Controller and Chief Financial Officer positions in private and public companies such as

Flower Orthopedics, Iroko Pharmaceuticals, LLC, and Genaera Corporation. Ms. Kelly began her career as an auditor with KPMG LLP. While serving in those roles, Ms. Kelly's work included multi-million dollar financings, M&A diligence and support. She also has experience in financial oversight, internal and external financial reporting, forecasting, and financial analysis, as well as investor and public relations. Ms. Kelly received her Bachelor of Science degree in Business Economics with a concentration in Accounting from Lehigh University, and is a licensed CPA (inactive status) in the state of Pennsylvania.
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
Non-Executive Directors
Ofir Levi has served as a member of our board of directors since inception and has served as the Chairman of the board of directors since our inception. He is an accomplished biotech entrepreneur with over 16 years of experience establishing, managing and investing in early to late stage life science companies. He was a research consultant for Adamas Health Care Fund from its inception in 2014 until January 2020 where he led a research team that conducts deep scientific analysis of publicly traded pharmaceutical and biotechnology companies. Prior to his engagement with Adamas Health Care Fund, Dr. Levi was the founder and CEO at Bioassociate Ltd., an expertise-based consulting, research and analysis company focused on the pharmaceutical, biotechnology and life science sectors. Until 2011, Dr. Levi was the CEO of Radmor Biocap LLC, a company that invested and managed seed and early stage companies, pharmaceutical development, clinical diagnostics and medical devices. Led by Dr. Levi, Radmor signed several license agreements with leading universities around the world for novel technologies, and established companies developing these technologies. Dr. Levi completed his Ph.D. studies in Prof. Daniel Michaelson’s neurobiology lab at Tel-Aviv University. During the four years of his Ph.D. studies, he led a research group in both in-house research and several international collaborations. Dr. Levi’s PhD thesis focused on neurogenesis processes in Alzheimer’s Disease.
We believe Dr. Levi’s extensive experience as an investor and entrepreneur in the biopharmaceuticals industry and his in-depth understanding of our business, strategy and management team qualifies him to serve on our board of directors.
Joseph Payne joined our board of directors on June 22, 2018 in connection with the Asset Purchase Agreement, as the designated director nominee of Arcturus pursuant to the terms of the 2018 Voting Agreement (as hereinafter defined), which agreement terminated upon the filing of the registration statement in connection with the IPO of our common stock. He also serves on the board of directors of Arcturus since November 2017. Mr. Payne previously served as President and Chief Executive Officer of Arcturus and on its board of directors from March 2013 to February 2018. Prior to joining Arcturus, Mr. Payne served as Senior Manager of Nitto Denko Corporation, a life sciences research company, from June 2009 until February 2013. Mr. Payne’s background includes over 20 years of drug discovery experience at Arcturus, Nitto Denko Corporation, Kalypsys Inc., Merck Research Labs, Bristol-Myers Squibb Co. and DuPont Pharmaceuticals Co. Mr. Payne received a bachelor’s degree in Chemistry, magna cum laude from Brigham Young University, a Master of Science in Synthetic Organic Chemistry from the University of Calgary and an Executive Training Certificate from MIT Sloan School of Management.
We believe Mr. Payne’s extensive experience in the biopharmaceuticals industry and as a chief executive officer of a biopharmaceutical company qualifies him to serve on our board of directors.
Richard Ammer, M.D., Ph.D. joined our board of directors in July 2019 in connection with the July 2019 private placement. Since 2003, Dr. Ammer served as general manager and since 2012 as managing owner of MEDICE Arzneimittel Pütter GmbH & Co. KG, a family-owned mid-sized pharmaceutical enterprise, where he is responsible for search and development, medical and regulatory affairs, manufacturing, market access and international marketing and distribution. Since 2008, Dr. Ammer has served as a board member and Vice President of the German Pharmaceutical Association with a focus on research and development. Dr. Ammer graduated with a degree in medicine from Technical University, Munich, and internship at Harvard Medical School, Boston. Dr. Ammer pursued his clinical and scientific education in internal medicine at Massachusetts General Hospital in Boston from 1996 until 2000, the German Heart Center from 2000 until 2001, and the University Hospital in

Muenster 2001, where he has been responsible for patients undergoing cardiac and renal care. He also established a nation-wide network of excellence and competence on cardiac arrhythmias, sponsored by the federal ministry of science (BMBF), for which he served as its general manager from 2002 to 2004. His research on atrial fibrillation, for which he obtained his PhD in 2000 from Technical University, Munich, was awarded by the European Society in Cardiology with the Young Investigator Award in Basic Science in 2001. Dr. Ammer also studied business administration and economics at University St. Gallen from 1992 until 1996, and at Harvard Extension School from 1996 until 1998 and obtained a PhD in 2005 from University St. Gallen. Since 2001, Dr. Ammer has also served as lecturer at University St. Gallen, Switzerland.
We believe Dr. Ammer’s extensive experience in the biopharmaceuticals industry and as a chief executive officer of a biopharmaceutical company qualifies him to serve on our board of directors.
Marella Thorell has served as a director and as the chairperson of our audit committee since February 12, 2021. Ms. Thorell has more than 30 years of accomplishments in finance and operations having successfully led multiple M&A, licensing, and fundraising transactions. She currently serves as the Chief Accounting Officer of Centessa Pharmaceuticals plc (Nasdaq: CNTA) and previously served as Head of Finance. Prior to that, Ms. Thorell was the Chief Financial Officer of Palladio Biosciences, leading their finance operations and capital strategy and execution. Before joining Palladio, she served in various capacities at Realm Therapeutics, PLC, (Nasdaq: RLM), including Chief Financial Officer, Chief Operating Officer and Executive Director. In this role, she led accounting and financial reporting operations and helped transition Realm’s focus to drug development following a strategic overhaul. She was also responsible for divesting domestic and international operating businesses and in-licensing and out-licensing assets. Earlier in her career Ms. Thorell worked for Campbell Soup Company (NYSE: CPB) in finance and operational roles of increasing responsibility and at Ernst & Young, LLP where she earned a C.P.A. Ms. Thorell also serves on the Board of Essa Pharm (Nasdaq: EPIX) and on the Board of Living Beyond Breast Cancer (lbbc.org). Ms. Thorell earned a B.S. in Business from Lehigh University, magna cum laude.
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
Composition of Our Board of Directors
Our amended and restated certificate of incorporation and amended and restated bylaws provide that the number of directors on our board shall be determined from time to time by resolution of the Board or our stockholders, and the current size of our Board is five members.
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
Our board of directors is divided into three classes with staggered three-year terms. At each annual meeting of stockholders, the directors whose terms then expire will be subject to re-election to serve until the third annual meeting following re-election. As a result, only one class of directors will be elected at each annual meeting of our stockholders, with the other classes continuing for the remainder of their respective three-year terms. Our directors are divided among the three classes as follows:
•the Class I directors are David Baker and Ofir Levi, and their term expires at the annual meeting of stockholders to be held in 2022;
•the Class II directors are Richard Ammer and Marella Thorell, and their term expires at the annual meeting of stockholders to be held in 2022; and
•the Class III directors are Joseph Payne, and his term expires at the annual meeting of stockholders to be held in 2023.
With respect to the Class I directors, their terms were originally scheduled to expire at last year’s annual meeting. Because we did not hold an annual meeting of stockholders in 2021, the Class I directors will continue to serve as directors through this year’s annual meeting, whereby both Class I and Class II directors will be subject to re-election. Upon re-election, each Class I director will serve a term expiring at our annual meeting of stockholders in 2024, while each Class II director will serve the full three-year term.
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

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)	Non-Equity Incentive Compensation(2)	All Other Compensation ($)(3)	Total ($)
David Baker	2021	391,553	259,136	150,000	12,000	812,689
President and Chief Executive Officer	2020	330,000	122,999	206,250	9,900	669,149

Leanne M. Kelly	2021	177,604	259,136	55,772	6,347	498,859
Chief Financial Officer

Penny S. Toren	2021	256,871	64,784	30,174	7,544	359,373
Senior Vice President, Regulatory Affairs & Program Management	2020	235,000	57,399	58,750	7,050	358,199
(1)Reflects the aggregate grant date fair value of stock options granted during the fiscal year calculated in accordance with FASB ASC Topic 718. These amounts do not necessarily correspond to the actual value that may be realized by the executive in connection with the option awards.The assumptions made in valuing the option awards reported in this column are described in our audited financial statements (Note B. Summary of Significant Accounting Policies - [3] Stock-based compensation and Note F, Equity incentive plan).
(2)The amounts in this column represent performance bonuses earned by the named executive officers in the year shown based upon the achievement of pre-established performance objectives. See "— Non-Equity Incentive Plan Compensation" below.
(3)The amounts reflect matching contributions to the named executive officers’ accounts under our SIMPLE IRA plan.
Elements of Compensation
2021 Base Salaries
Effective as of April 1, 2021, Mr. Baker’s annual salary was increased to $400,000. Effective as of March 1, 2021, Ms. Toren’s annual salary was increased to $251,450. Ms. Kelly’s base salary, which was negotiated in connection with her appointment as Chief Financial Officer on May 10, 2021, was set at $275,000.
Non-Equity Incentive Plan Compensation
Each of our named executive officers is eligible to receive an annual performance bonus based on the achievement of corporate and personal objectives as determined by our board of directors or compensation committee. Each executive officer is assigned a target bonus expressed as a percentage of base salary. For 2021, the target bonus opportunities for Mr. Baker, Ms. Kelly (prorated to her May 10, 2021 start date) and Ms. Toren, expressed as a percentage of base salary, were 50%, 35% and 20%, respectively. Actual performance bonus payments depend on the extent to which we achieve pre-established corporate objectives for the year, along with an overall assessment of each officer’s personal performance, as determined by our board of directors or compensation committee. For 2021, the corporate objectives, consisted primarily of: (i) IPO completion; (ii) execution of the SEAL study; (iii) determination of ADMIR ; (iv) execution of key non-clinical studies; and (v) manufacture of ADAIR. In the first quarter of 2022, our compensation committee assessed our level of achievement of these objectives. Based on this assessment, our compensation committee determined that our performance relative to the corporate objectives warranted a payout of 75% of the target bonus opportunity, subject to adjustments for personal performance. Actual bonus amounts paid with respect to 2021 are reflected in the "Non-Equity Incentive Plan Compensation" column of the Summary Compensation Table above.
In addition, pursuant to her employment agreement, Ms. Toren is entitled to receive a one-time performance bonus of $130,000 related to the development and commercialization of ADAIR, which will vest in installments on the following dates: (i) $25,000 on the date the FDA completes its 30-day review period of our IND application for ADAIR , which occurred in July 2018 (ii) $25,000 on the date that we successfully complete the human abuse liability study for ADAIR , (iii) $30,000 on the date that we submit an NDA filing for ADAIR , and (iv) $50,000 on the later of the date when the FDA approves the NDA and the date we engage in exclusive collaboration for commercialization of the product.

Option Awards Granted During 2021
On May 14, 2021, each of Mr. Baker and Ms. Toren was granted a non-qualified stock option to purchase 100,000 and 25,000 shares of our common stock, respectively, with an exercise price of $3.66 per share, which was equal to the closing price of our common stock on the date of grant. Subject to the executive's continued employment on each applicable vesting date, 25% of the shares underlying these options vest on May 14, 2022, with the remainder vesting in equal quarterly installments thereafter through May 14, 2025.
Additionally, on May 14, 2021, in conjunction with the commencement of her employment with the Company, Ms. Kelly was granted non-qualified options to purchase 100,000 shares of our common stock, with an exercise price of $3.66 per share, which was equal to the closing price of our common stock on the date of grant. Subject to Ms. Kelly's continued employment on each applicable vesting date, 70,000 shares underlying these options will vest as follows: (i) 17,500 shares on May 14, 2022, and (ii) the remainder vesting in equal quarterly installments thereafter through May 14, 2025. An additional 30,000 shares underlying these options will vest, if at all, following the achievement of certain performance conditions related to regulatory submissions to the FDA for ADAIR, subject to Ms. Kelly’s continued employment.
Qualified Retirement Plan
We offer our employees, including our named executive officers, retirement and certain other benefits, including participation in the tax-qualified SIMPLE IRA retirement plan sponsored by the Company in the same manner as all of our other employees. Pursuant to the SIMPLE IRA program, employees are eligible to contribute to an individual SIMPLE IRA account on a tax-deferred basis. If an employee participates in the SIMPLE IRA plan, we make a matching contribution to the employee’s SIMPLE IRA account in an amount up to 3% of the employee’s base salary (subject to applicable IRS compensation limits). In 2021, Mr. Baker, Ms. Kelly and Ms. Toren contributed to the SIMPLE IRA and received a related matching contribution. Participants are fully vested in both their own contribution and the matching contributions at all times.
We do not maintain any deferred compensation, pension, or profit-sharing plans.
Employment Agreements
We have entered into an employment agreement with each of our named executive officers. The employment agreements provide that the executive will receive a base salary and be eligible to receive an annual cash bonus contingent upon the attainment of certain company milestones and/or individual objectives. Pursuant to the employment agreements, each executive's base salary and target bonus will be reviewed periodically by our compensation committee or board of directors. The employment agreements also provide for certain termination benefits, which are described below in the section entitled "Potential Payments Upon a Termination or Change in Control."
Our named executive officers are also entitled to participate in all of our retirement and group welfare plans available to our senior level executives as a group or our employees generally, subject to the terms and conditions applicable to such plans. Further, each such executive's employment agreement contains restrictive covenants relating to non-disclosure of confidential information, mutual non-disparagement, assignment of inventions, non-competition and non-solicitation provisions.
Potential Payments Upon a Termination or Change in Control
David Baker
Pursuant to his employment agreement with us, if Mr. Baker’s employment were terminated by us without cause or terminated by Mr. Baker for good reason, in either case not in connection with a change in control, then Mr. Baker is entitled to the following severance benefits:
• continued base salary for a period of 12 months, plus a pro-rated bonus for the year of termination, based on actual performance results for the entire year, and provided he was employed for at least six months during that year; and
•subsidized premiums for COBRA continuation coverage for a period of 12 months (or such earlier date that he obtains alternative coverage).
Pursuant to his employment agreement with us, if Mr. Baker’s employment were terminated by us without cause or terminated by Mr. Baker for good reason,in either case withing the one-year period following a change in control, then Mr. Baker would be entitled to the following severance benefits:
•continued base salary for a period of 18 months, plus a lump sum payment equal to 150% of his target bonus, without proration, for the fiscal year of termination;

•subsidized premiums for COBRA continuation coverage for a period of 18 months (or such earlier date that he obtains alternative coverage); and
•accelerated vesting of all outstanding stock-based awards held by the executive as of the date of termination, with any performance awards deemed satisfied at the “target” performance level, and any stock options remaining outstanding for their full term.
Leanne M. Kelly
Pursuant to her employment agreement with us, if Ms. Kelly’s employment were terminated by us without cause or terminated by Ms. Kelly for good reason, in either case not in connection with a change in control, then Ms. Kelly would be entitled to the following severance benefits:
•continued base salary for a period of nine months, plus a pro-rated bonus for the year of termination, based on actual performance results for the entire year, and provided she was employed for at least six months during that year; and
•subsidized premiums for COBRA continuation coverage for a period of nine months (or such earlier date that she obtains alternative coverage).
Pursuant to her employment agreement with us, if Ms.Kelly’s employment were terminated by us without cause or terminated by Ms. Kelly for good reason, in ether case within the one-year period following a change in control transaction, then Ms. Kelly would be entitled to the following severance benefits:
•continued base salary for a period of 12 months, plus a lump sum payment equal to 100% of her target bonus, without proration, for the fiscal year of termination;
•subsidized premiums for COBRA continuation coverage for a period of 12 months (or such earlier date that she obtains alternative coverage); and
•accelerated vesting of all outstanding stock-based awards held by the executive as of the date of termination, with any performance awards deemed satisfied at the “target” performance level, and any stock options remaining outstanding for their full term.
Penny S. Toren
Pursuant to her employment agreement with us, if Ms. Toren’s employment were terminated by us without cause or terminated by Ms. Toren for good reason, then Ms. Toren would be entitled to the following severance benefits:
•continued base salary for a period equal to two months, plus an additional one month for every whole year of service performance by Ms. Toren for the Company and its affiliates, up to a maximum of six months.
Outstanding Equity Awards at Fiscal Year-End
Stock Option Awards
The following table sets forth the outstanding stock option awards as of December 31, 2021 held by our named executive officers, on an award-by-award basis, setting forth the total number of shares underlying each stock option award that are (i)

exercisable, but not yet exercised, (ii) unexercisable and not yet exercised, and (iii) total aggregate amount underlying each award.

Name	Number of securities underlying unexercised, but vested stock options (1)	Number of securities underlying unexercised, but unvested stock options (time based) (1)	Number of securities underlying unexercised, but unvested stock options (performance based) (1)(2)	Total securities underlying the stock options		Option exercise price	Option expiration date
David Baker	46,875	—	—	46,875	(3)	$1.84	10/1/2028
Chief Executive Officer	61,250	—	—	61,250	(3)	$2.20	2/5/2029
	—		37,500	37,500		$4.72	5/22/2030
	—	100	—	100,000	(4)	$3.66	5/14/2031

Leanne Kelly	—	70	30,000	100,000	(5)	$3.66	5/14/2031
Chief Financial Officer

Penny Toren	7,813	—	39,062	46,875	(6)	$1.84	10/1/2028
SVP, Regulatory Affairs and Project Management	3,334	2	—	5,000	(7)	$3.82	10/11/2029
	—		17,500	17,500		$4.72	5/22/2030
	—	25	—	25,000	(4)	$3.66	5/14/2031
__________________
(1)All stock option awards were granted under our 2018 Equity Incentive Plan.
(2)The stock option award will vest upon satisfaction of certain performance milestones.
(3)The stock option award is fully vested.
(4)The stock options award will vest 25% on the first anniversary of the vesting start date (May 14, 2021) and 6.25% (1/16th of such shares) for each subsequent full quarter that the executive remains employed with us.
(5)70% of the stock option award will vest 25% on the first anniversary of the vesting start date (May 14, 2021) and 6.25% (1/16th of such shares) for each subsequent full quarter that the executive remains employed with us. The remaining 30% of the stock option award will vest upon the satisfaction of certain performance milestones.
(6)The stock option award vests as to one-sixth of the underlying shares of common stock upon the date of grant, then upon satisfaction of certain performance milestones.
(7)The stock option award vests as to one-third of the underlying shares of common stock on each of October 11, 2020, October 11, 2021 and October 11, 2022.
Stock Awards
We have not granted any stock awards to any of our named executive officers.
Director Compensation and Compensation Table
Our director compensation program is designed to enhance our ability to attract and retain highly qualified directors and to align their interests with the long-term interests of our shareholders. The program generally includes a cash component, which is designed to compensate non-employee directors for their service on our board of directors and an equity component, which is designed to align the interests of non-employee directors and shareholders. Directors who are employees of the Company receive no additional compensation for their service on our board of directors.
The compensation committee annually reviews compensation paid to our non-employee directors and makes recommendations for adjustments, as appropriate, to the full board of directors. As part of this annual review, the committee considers the significant time commitment and skill level required by each non-employee director in serving on our board of directors and its various committees. The compensation committee seeks to maintain a market competitive director compensation program and benchmarks our director compensation program against those maintained by our peer group.
For 2021, each of our non-employee directors was eligible to receive an annual retainer of $25,000, and the chair of the audit committee was eligible to receive an additional retainer of $10,000. The annual retainer was payable in cash, or at the election of a director, in the form of an equivalent amount of stock options. In addition, each non-employee director serving in 2021 received an initial stock option grant to purchase 15,000 shares, which generally vests in quarterly or monthly installments over two years.

In January 2022, the board of directors, upon recommendation of the compensation committee, increased the annual retainer for each non-employee director to $30,000, increased the annual retainer for the chair of the audit committee to $15,000, and provided an annual retainer for the chair of the compensation committee of $10,000 and for the chair of the nominating and governance committee of $5,000. Going forward, non-employee directors who are first appointed or elected to the board will receive an initial stock option grant to purchase 15,000 shares, which generally will vest in quarterly installments over two years.
The following table provides information on compensation paid to our non-employee directors in 2021:

Name	Fees Earned or Paid in Cash (US$)	Option Awards ($)(1)(7)		Total
Richard Ammer	$—	$62,607	(2)(3)	$62,607
Ofir Levi	—	111,964	(4)	111,964
Joseph Payne	—	72,609	(2)(5)	72,609
Marella Thorell	30,973	80,235	(6)	111,208
_________________
(1)Reflects the aggregate grant date fair value of stock options granted during the fiscal year calculated in accordance with FASB ASC Topic 718. These amounts do not necessarily correspond to the actual value that may be realized by the executive in connection with the option awards.The assumptions made in valuing the option awards reported in this column are described in our audited financial statements (Note B. Summary of Significant Accounting Policies - [3] Stock-based compensation and Note F, Equity incentive plan).
(2)Options to purchase 15,000 shares of common stock were granted on May 14, 2021 and vest monthly over a 24-month period.
(3)Options to purchase 10,204 shares of common stock were granted on May 14, 2021 of which 25% vested immediately and an additional 25% vested on each of June 30, 2021, September 30, 2021 and December 31, 2021.
(4)Options to purchase 30,000 shares of common stock were granted on May 14, 2021 which vest monthly over a 24-month period. An additional 15,000 options to purchase common stock were grantedon May 14, 2021 of which 25% vested immediately and an additional 25% vested on each of June 30, 2021, September 30, 2021 and December 31, 2021.
(5)Options to purchase 14,286 were granted on May 14, 2021 of which 25% vested immediately and an additional 25% vested on each of June 30, 2021, September 30, 2021 and December 31, 2021.
(6)Ms. Thorell joined our board of directors effective February 12, 2021 and was granted 15,000 options which vest monthly over a period of 24 months.
(7)The following table shows the aggregate number of outstanding shares of common stock underlying outstanding options held by our non-employee directors as of December 31, 2021:

Name	Outstanding Option Awards
Richard Ammer	45,000
Ofir Levi	25,204
Joseph Payne	29,286
Marella Thorell	15,000
Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth certain information known to us regarding beneficial ownership of our capital stock as of December 31, 2021, as adjusted to reflect the sale of common stock offered by us in this offering, for:
•each person or group of affiliated persons known by us to be the beneficial owner of more than five percent of our capital stock;
•each of our named executive officers;
•each of our directors and our director nominees; and
•all of our executive officers, and directors and director nominees as a group.
We have determined beneficial ownership in accordance with the rules and regulations of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power, and includes securities that the individual or entity has the right to acquire, such as through the exercise of stock options, within 60 days of December 31, 2021. Except as noted by footnote, and subject to community property laws where applicable, we believe, based on the information provided to us, that the persons and entities named in the table below have sole voting and investment power with respect to all common stock shown as beneficially owned by them.
The percentage of beneficial ownership in the table below is based on 6,812,836 shares of common stock deemed to be outstanding as of December 31, 2021.

Unless otherwise indicated, the address for each beneficial owner is c/o Vallon Pharmaceuticals, Inc., 100 N. 18th Street, Suite 300, Philadelphia, PA 19103.

	Common Stock Beneficially Owned
	Number of Shares and Nature of Beneficial Ownership	Percentage of Total Common Stock
Name and Address of Beneficial Owner
Greater than 5% Stockholders
SALMON Pharma GmbH(1)	1,523,797	22.4%
Arcturus Therapeutics, Inc. (fka successor to Arcturus Therapeutics Ltd.)(2)	843,750	12.4%
Tomer Feingold(4)(11)(12)	509,781	7.5%
Dov Malnik(3)(4)(11)(12)	509,781	7.5%
Directors, Director Nominees and Named Executive Officers(5)
David Baker(6)	128,468	1.9%
Leanne Kelly(7)	6,250	*
Ofir Levi(8)	223,125	3.3%
Richard Ammer(9)	1,539,626	22.6%
Joseph Payne(10)	881,161	12.9%
Marella Thorell(11)	7,500	*
All directors, director nominees, and executive officers as a group (6 persons)	2,786,130	39.8%
________________
*Represents beneficial ownership of less than one percent of our outstanding common stock.
(1)SALMON Pharma GmbH’s address is Sankt-Jakobs-Strasse 90, CH-9002 Basel, Switzerland.
(2)Arcturus Therapeutics Ltd.’s address is 10628 Science Center Drive, Suite 250, San Diego, California 92121.
(3)Mr. Malnik has granted Ariel Malnik a power of attorney to vote and dispose of the shares held individually by Mr. Malnik.
(4)On March 3, 2020, the Securities and Exchange Commission filed an action against Tomer Feingold and Dov Malnik in the U.S. District Court for the Southern District of New York (SEC v. Feingold, et al., Civ. Action No. 20-cv-01881) alleging violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, Section 14(e) of the Exchange Act and Rule 14e-3 thereunder and requesting other equitable relief. Adamas is named as a relief defendant in the action. As of November 23, 2021, the action has been settled with regard to Mr. Malnik. Vallon Pharmaceuticals, Inc. is not a named party or identified in this action.
(5)The address for each of our executive officers, directors and director nominees is c/o Vallon Pharmaceuticals, 100 N. 18th Street, Suite 300, Philadelphia, PA 19103.
(6)Consists of (i)7,843 shares of common stock and (ii) 120,625 shares of common stock issuable pursuant to stock options exercisable within 60 days of December 31, 2021.
(7)Consists of 6,250 shares of common stock.
(8)Consists of (i) 196,875 shares of common stock and (ii) 26,250 shares of common stock issuable pursuant to stock options exercisable within 60 days of December 31, 2021.
(9)Consists of (i) 1,523,797 shares of common stock held by SALMON Pharma GmbH (“Salmon Pharma”), of which Dr. Ammer is an affiliate and may be deemed to have shared voting and dispositive power over the shares beneficially owned by Salmon Pharma but disclaims such beneficial ownership except to the extent of his pecuniary interest therein, if any, and (ii) 15,829 shares of common stock issuable pursuant to stock options exercisable within 60 days of December 31, 2021.
(10)Consists of 843,750 shares of common stock held by Arcturus, of which Mr. Payne is an affiliate and may be deemed to have shared voting and dispositive power over the shares beneficially owned by Arcturus but disclaims such beneficial ownership except to the extent of his pecuniary interest therein, if any, (ii) 17,500 shares of common stock and (iii) 19,911 shares of common stock issuable pursuant to stock options exercisable within 60 days of December 31, 2021.
(11)Includes 7,500 shares of common stock issuable pursuant to stock options exercisable within 60 days of December 31, 2021.
(12)On December 30, 2020, we entered into the 2020 Voting Agreement with Dov Malnik and Tomer Feingold, pursuant to which, following the date of effectiveness of this registration statement, at every meeting of our stockholders, and at every adjournment or postponement thereof, Messrs. Malnik and Feingold (in their capacity as stockholders) shall have the right to vote all common stock held by them collectively constituting no more than 9.99% of the total number of shares of common stock issued and outstanding as of the record date for voting on the matters presented at such meeting or taking action by written consent. The common stock held or otherwise beneficially owned by Messrs. Malnik and Feingold in excess of the Share Voting Cap shall be voted at every meeting of the stockholders of the Company, and at every adjournment or postponement thereof, and on every action or approval by written consent of the stockholders, in a manner that is proportionate to the manner in which all other holders of the issued and outstanding shares of Common Stock vote in respect of each matter presented at any such meeting and in respect of each action taken by written consent. See the section entitled “Certain Relationships and Related Party Transactions—2020 Voting Agreement”.
Equity Compensation Information
Our 2018 Equity Incentive Plan is our sole equity incentive plan approved and adopted by our stockholders, and provides for the issuance of shares of our common stock to our officers and other employees, directors and consultants.

The following table presents information as of December 31, 2021 with respect to compensation plans or arrangements under which shares of our common stock may be issued.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	690,365		$3.57	657	(3)
Equity compensation plans not approved by security holders	18,125	(2)	$4.72	—
Total	708,490		$3.60
________________
(1)Includes shares of our common stock under our 2018 Equity Incentive Plan. For a description of this plan, refer to Note F to the financial statements included in this Annual Report on Form 10-K.
(2)The 18,125 stock options referenced above were granted to an advisor in January 2020 and May 2020 outside of the 2018 Equity Incentive Plan, and are subject to separate stock option award agreements.
(3)Excludes 70,000 shares of common stock issuable upon the exercise of options for which the Company can, at its discretion, issue cash in lieu of shares to the extent the authorized option pool is depleted when exercised.
Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The following is a summary of each transaction or series of similar transactions since January 1, 2019, to which we have been a party that:
•The amount involved exceeded or exceeds $120,000 or is greater than 1% of our total assets as of December 31, 2020 and 2019; and
•any of our directors or executive officers, any holder of 5% of our capital stock or any member of their immediate family had or will have a direct or indirect material interest.
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
2020 Voting Agreement
On December 30, 2020, we entered into the 2020 Voting Agreement with Dov Malnik and Tomer Feingold, pursuant to which at every meeting of our stockholders and at every adjournment or postponement thereof, Messrs. Malnik and Feingold (in their capacity as stockholders) shall have the right to vote all common stock held by them collectively constituting no more than 9.99% of the total number of shares of common stock issued and outstanding as of the record date for voting on the matters presented at such meeting or taking action by written consent (Share Voting Cap). The common stock held or otherwise beneficially owned by Messrs. Malnik and Feingold in excess of the Share Voting Cap (Excess Shares) shall be voted at every meeting of the stockholders of the Company, and at every adjournment or postponement thereof, and on every action or approval by written consent of the stockholders, in a manner that is proportionate to the manner in which all other holders of the issued and outstanding shares of common stock vote in respect of each matter presented at any such meeting and in respect of each action taken by written consent. Furthermore, each of Messrs. Malnik and Feingold executed an irrevocable proxy for the voting of the Excess Shares in accordance with the 2020 Voting Agreement. The 2020 Voting Agreement terminates on the earliest to occur of (i) the date following the effective date of the 2020 Voting Agreement on which Messrs. Malnik and Feingold collective beneficial ownership of our common stock falls below 9.99%, (ii)the third anniversary of the effectiveness of our registration statement relating to the IPO, or (iii) with respect to either Messrs. Malnik or Feingold, the date on which any proceeding before or brought by the SEC against such stockholder has been terminated or otherwise concluded.
Equity Financings
2019 Convertible Note Financing
In April 2019, we entered into a Convertible Promissory Note Purchase Agreement (the 2019 Contrvertible Notes) with certain existing stockholders and Salmon Pharma, an affiliate of Medice, pursuant to which we issued the 2019 Convertible Notes for cash proceeds of $1,150,000. The 2019 Convertible Notes bore an interest rate of 7.0% per annum, non-compounding, and had a maturity date of January 1, 2020. The terms of the 2019 Convertible Notes included a mandatory conversion upon a qualified financing, such as the July 2019 Financing discussed below, and were convertible into shares of our capital stock that are offered to investors in a subsequent equity financing at a discount to the price per share offered in such subsequent financing.
In July 2019, upon the closing of the July 2019 Financing, the 2019 Convertible Notes converted into an aggregate of 383,849 shares of our common stock at a conversion price of $3.04 per share.
2019 Private Placement
In July 2019, we entered into a Stock Purchase Agreement with Salmon Pharma (the July 2019 Financing), pursuant to which we sold and issued 1,309,861 shares of our common stock for aggregate cash proceeds of $5.0 million.
2021 Convertible Note Financing
In January 2021, we entered into a Convertible Promissory Note Purchase Agreement with certain existing stockholders, including Salmon Pharma and David Baker, our Chief Executive Officer, pursuant to which we issued convertible promissory notes for cash proceeds of $350,000. The 2021 Convertible Notes bear an interest rate of 7.0% per annum, non-compounding, and had a maturity date of September 30, 2021. The 2021 Convertible Notes were convertible into shares of our capital stock offered to investors in any subsequent equity financing, or Qualified Financing, after the date of their issuance in which we issued any of our equity securities and were convertible at a 20.0% discount to the price per share offered in such Qualified Financing.
On February 12, 2021, we consummated the IPO of our common stock, which was considered a Qualified Financing. Accordingly, the 2021 Convertible Notes converted into an aggregate of 54,906 shares of our common stock immediately prior to the closing of the IPO at a conversion price of $6.40 per share.
The following table sets forth the principal amounts under the 2019 Convertible Notes and 2021 Convertible Notes, or the Convertible Notes, acquired by 5% holders in the financing transaction described above, and the number of shares of common stock such Convertible Notes converted into in connection with the July 2019 Financing and IPO.

Participants	Principal Amount under the Convertible Notes	Shares of Common Stock upon Conversion of Convertible Notes
Greater than 5% Stockholders(1)
Tomer Feingold	$200,000	66,812
Dov Malnik	$200,000	66,812
SALMON Pharma GmbH(2)	$800,000	213,936
__________________
(1)Additional details regarding these stockholders and their equity holdings are provided in this report under the caption “Principal Stockholders.”
(2)Dr. Ammer is affiliated with Salmon Pharma.
Review, Approval or Ratification of Transactions with Related Parties
Our written related party transactions policy states that our employees, officers and directors, and any members of the immediate family of and any entity affiliated with any of the foregoing persons are not permitted to enter into a material related party transaction with us without the review and approval of our Audit Committee. The policy provides that the our general counsel, or, if we do not then have a general counsel, our principal executive, financial, or accounting officer (each a Designated Officer), must be notified of any request for us to enter into a transaction with such parties in which the amount involved exceeds $120,000 as well as of the facts and circumstances of the proposed transaction. Should an employee of the Company become aware of a related party transaction, regardless of whether such employee is a party to such transaction, such employee will report the Related Party Transaction to the Designated Officer. The Designated Officer shall report such Related Party Transaction to the Committee for review. In approving or rejecting any such proposal, our Audit Committee considers the relevant facts and circumstances available and deemed relevant to the committee, including, but not limited to, (i) whether the transaction was undertaken in the ordinary course of business; (ii) whether the related party transaction was initiated by us, a subsidiary, or the related party; (iii) whether the transaction with the related party is proposed to be, or was, entered into on terms no less favorable to the company than terms that could have been reached with an unrelated third party; (iv) the purpose of, and the potential benefits to us of, the Related Party Transaction; (v) the approximate dollar value of the amount involved in the related party transaction, particularly as it relates to the related party; (vi) the related party’s interest in the related party transaction; (vii) whether the related party transaction would impair the independence of an otherwise independent director; and (viii) any other information regarding the related party transaction or the related party that would be material to investors in light of the circumstances of the particular transaction.
Employment Agreements
We have entered into employment agreements with certain of our executive officers. See “Item 11-Executive Compensation.”
Equity Grants
We have granted stock options to certain of our executive officers and members of our board of directors. See “Item 11-Executive Compensation.”
Indemnification and Limitation on Liability
Section 145 of the Delaware General Corporation Law (DGCL) authorizes a corporation to indemnify its directors and officers against liabilities arising out of actions, suits and proceedings to which they are made or threatened to be made a party by reason of the fact that they have served or are currently serving as a director or officer to a corporation. The indemnity may cover expenses (including attorneys’ fees) judgments, fines and amounts paid in settlement actually and reasonably incurred by the director or officer in connection with any such action, suit or proceeding. Section 145 permits corporations to pay expenses (including attorneys’ fees) incurred by directors and officers in advance of the final disposition of such action, suit or proceeding. In addition, Section 145 provides that a corporation has the power to purchase and maintain insurance on behalf of its directors and officers against any liability asserted against them and incurred by them in their capacity as a director or officer, or arising out of their status as such, whether or not the corporation would have the power to indemnify the director or officer against such liability under Section 145.
We have adopted provisions in our amended and restated certificate of incorporation and our amended and restated bylaws that limit or eliminate the personal liability of our directors to the fullest extent permitted by the DGCL, as it now exists or may in the future be amended. Consequently, a director will not be personally liable to us or our stockholders for monetary damages or breach of fiduciary duty as a director, except for liability for:
•any breach of the director’s duty of loyalty to us or our stockholders;
•any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;
•any unlawful payments related to dividends or unlawful stock purchases, redemptions or other distributions; or
•any transaction from which the director derived an improper personal benefit.
These limitations of liability do not alter director liability under the federal securities laws and do not affect the availability of equitable remedies such as an injunction or rescission.
In addition, our bylaws provide that:
•we will indemnify our directors, officers and, in the discretion of our board of directors, certain employees to the fullest extent permitted by the DGCL, as it now exists or may in the future be amended; and
•we will advance reasonable expenses, including attorneys’ fees, to our directors and, in the discretion of our board of directors, to our officers and certain employees, in connection with legal proceedings relating to their service for or on behalf of us, subject to limited exceptions.
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
Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is EisnerAmper LLP, Iselin, New Jersey, Auditor Firm ID: 274.
The following table represents aggregate fees incurred for EisnerAmper LLP services during the years ended December 31, 2021 and 2020 by us.

	December 31,
	2021	2020
Audit Fees (1)	$180,760	$171,984
Audit Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees (4)	—	—
Total	$180,760	$171,984
(1)Audit Fees represent the aggregate fees billed for professional services rendered by our independent registered public accounting firm for the audit of our annual financial statements, review of financial statements included in our quarterly reports or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years as well as the issuance of consents in connection with registration statement filings with the SEC and comfort letters in connection with securities offerings.
(2)Audit Related Fees represent the aggregate fees billed for assurance and related professional services rendered by our independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees" .
(3)Tax Fees represent the aggregate fees billed for professional services rendered by our independent registered public accounting firm for tax compliance, tax advice and tax planning services.
(4)All Other Fees represent the aggregate fees billed for all other products and services rendered by our independent registered public accounting firm other than the services reported in the other categories
The Audit Committee will approve in advance the engagement and fees of the independent registered public accounting firm for all audit services and non-audit services, based upon independence, qualifications and, if applicable, performance. The Audit Committee may form and delegate to subcommittees of one or more members of the Audit Committee the authority to grant pre-approvals for audit and permitted non-audit services, up to specific amounts. All audit services provided by EisnerAmper LLP for the periods presented were ratified by our board of directors.

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
From time to time, our audit committee may pre-approve specified types of services that are expected to be provided to us by our registered public accounting firm during the next twelve months. Any such pre-approval is detailed as to the particular service or type of services to be provided and is also generally subject to a maximum dollar amount.
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

PART IV
Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this report:
(1)Financial Statements. The financial statements of the Company, together with the report thereon of EisnerAmper LLP, an independent registered public accounting firm, are included in this Annual Report beginning on page F-1.
(2)Financial Statement Schedules. All schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.
(3)Exhibits. See (b) below.
(b)Exhibits
The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report.

		Incorporated by Reference
Exhibit No.	Description	Form	Date	Number
1.1	Underwriting Agreement	8-K	2/16/21	1.1
3.1	Amended and Restated Certificate of Incorporation of Vallon Pharmaceuticals, Inc.	8-K	2/16/21	3.1
3.2	Amended and Restated Bylaws of Vallon Pharmaceuticals, Inc.	8-K	2/16/21	3.3
4.1	Specimen certificate evidencing shares of common stock	S-1	10/23/20	4.1
4.2	Convertible Promissory Note Purchase Agreement, dated as of April 11, 2019	S-1	10/23/20	4.2
4.3	Form of Convertible Promissory Note	S-1	10/23/20	4.3
4.4	Form of Representative’s Warrant	8-K	2/16/21	4.1
4.5	Description of the Securities of Vallon Pharmaceuticals, Inc.	10-K	3/29/21	4.5
9.1	Voting Agreement, dated as of December 30, 2020, by and among Vallon Pharmaceuticals, Inc. and certain of its stockholders	S-1/A	1/14/21	10.17
10.1	Amended and Restated Asset Purchase Agreement, dated as of June 22, 2017, by and among Arcturus Therapeutics, Ltd. (and its subsidiary, Arcturus Therapeutics, Inc.), Amiservice Development Ltd. and Vallon Pharmaceuticals, Inc.	S-1/A	1/14/21	10.1
10.2#	Consulting Agreement with Whitaker Biopharmaceutical Consulting LLC, dated April 2, 2018	S-1/A	1/14/21	10.2
10.3#	Employment Agreement between Vallon Pharmaceuticals, Inc. and Penny S. Toren, dated April 2, 2018	S-1/A	1/14/21	10.3
10.4#	Employment Agreement between Vallon Pharmaceuticals, Inc. and David Baker, dated January 15, 2019	S-1/A	1/14/21	10.4
10.5#	Vallon Pharmaceuticals, Inc. 2018 Equity Incentive Plan	S-1	10/23/20	10.5
10.6#	Form of Stock Option Agreement under Vallon Pharmaceuticals, Inc. 2018 Equity Incentive Plan	S-1	10/23/20	10.6
10.7#	Form of Incentive Stock Option Agreement under Vallon Pharmaceuticals, Inc. 2018 Equity Incentive Plan	S-1	10/23/20	10.7
10.8#	Form of Nonqualified Stock Option Agreement under Vallon Pharmaceuticals, Inc. 2018 Equity Incentive Plan	S-1/A	1/14/21	10.8
10.9#	Form of Directors’ and Officers’ Indemnity Agreement	S-1/A	1/14/21	10.9
10.10	Patent and Patent Application Assignment Agreement between Arcturus Therapeutics, Ltd. and Vallon Pharmaceuticals, Inc., dated June 22, 2018	S-1/A	1/14/21	10.10
10.11	Form of Subscription Agreement	S-1/A	1/14/21	10.11
10.12	Form of Stock Purchase Agreement, dated June 7, 2018, among Vallon Pharmaceuticals, Inc. and the investors listed therein	S-1/A	1/14/21	10.12
10.13	Form of Stock Purchase Agreement, dated July 25, 2019, between Vallon Pharmaceuticals, Inc. and SALMON Pharma GmbH	S-1/A	1/14/21	10.13
10.14	Investor’s Rights Agreement, dated as of July 25, 2019, by and between Vallon Pharmaceuticals, Inc. and SALMON Pharma GmbH	S-1/A	1/14/21	10.14
10.15†	License Agreement, effective as of January 6, 2020, by and between Vallon Pharmaceuticals, Inc. and MEDICE Arzneimittel Putter GmbH & Co. KG	S-1/A	11/16/20	10.15
10.16	Form of Lock Up Agreement	S-1/A	1/14/21	10.16

10.17	Form of Convertible Promissory Note Purchase Agreement, dated as of January 11, 2021, by and among Vallon Pharmaceuticals and the investors named therein	S-1/A	1/14/21	10.18
10.18	Form of Convertible Promissory Note	S-1/A	1/14/21	10.19
10.19	Employment Agreement between Vallon Pharmaceuticals, Inc. and David Baker, dated April 20, 2021	10-Q	5/13/21	10.1
10.20	Employment Agreement between Vallon Pharmaceuticals, Inc. and Leanne M. Kelly, dated May 10, 2021	10-Q	5/13/21	10.2
21.1	List of subsidiaries	S-1	10/23/20	21.1
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Powers of Attorney for directors and certain executive officers (contained on the signature page)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.
32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 INS	XBRL Instance Document
101 SCH	XBRL Taxonomy Extension Schema Linkbase Document
101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	XBRL Taxonomy Extension Label Linkbase Document
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101
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

VALLON PHARMACEUTICALS, INC.

Date: February 14, 2022	By:	/s/ David Baker
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

Signature	Title	Date

/s/ David Baker	President, Chief Executive Officer and Director (Principal Executive Officer)	February 14, 2022
David Baker

/s/ Leanne Kelly	Chief Financial Officer (Principal Financial and Accounting Officer)	February 14, 2022
Leanne Kelly

/s/ Ofir Levi	Director, Chairman of the Board	February 14, 2022
Ofir Levi

/s/ Joseph Payne	Director	February 14, 2022
Joseph Payne

/s/ Richard Ammer	Director	February 14, 2022
Richard Ammer

/s/ Marella Thorell	Director	February 14, 2022
Marella Thorell

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Vallon Pharmaceuticals, Inc.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Vallon Pharmaceuticals, Inc. (the “Company”) as of December 31, 2021 and 2020, and the related statements of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has sustained a net loss and has experienced cash outflows from operations since inception that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
EISNERAMPER LLP
Iselin, New Jersey
February 14, 2022

Vallon Pharmaceuticals, Inc.
Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$3,702	$109
Marketable securities, available-for-sale	3,808	—
Prepaid expenses and other current assets	619	565
Total current assets	8,129	674
Other assets	206	279
Property and equipment, net	—	2
Total assets	$8,335	$955

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$918	$1,226
Accrued expenses	1,430	847
Note payable, current	—	47
Other current liabilities	97	105
Total current liabilities	2,445	2,225
Note payable, non-current	—	14
Other liabilities	72	170
Total liabilities	2,517	2,409

Commitments and contingencies (Note 9)

Stockholders' equity (deficit):
Common stock, $0.0001 par value; 250,000,000 shares authorized; 6,812,836 and 4,506,216 shares issued and outstanding as of December 31, 2021 and 2020, respectively	—	—
Additional paid-in-capital	27,722	11,145
Accumulated other comprehensive loss	(2)	—
Accumulated deficit	(21,902)	(12,599)
Total stockholders' equity (deficit)	5,818	(1,454)
Total liabilities and stockholders' equity (deficit)	$8,335	$955

See accompanying notes to financial statements.

Vallon Pharmaceuticals, Inc.
Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020
Licensing revenue – related party	$—	$100
Operating expenses:
Research and development	5,187	3,707
General and administrative	4,072	1,181
Total operating expenses	9,259	4,888
Loss from operations	(9,259)	(4,788)
Other income	61	—
Revaluation of derivative liability	(89)	—
Interest expense, net	(16)	(34)
Net loss	$(9,303)	$(4,822)
Other comprehensive loss:
Unrealized loss on marketable securities, available-for-sale	$(2)	$—
Total comprehensive loss	$(9,305)	$(4,822)
Net loss per share of common stock, basic and diluted	$(1.42)	$(1.07)
Weighted-average common shares outstanding, basic and diluted	6,541,097	4,506,216

See accompanying notes to financial statements.

Vallon Pharmaceuticals, Inc.
Statements of Changes in Stockholders’ Equity (Deficit)
(in thousands, except shares)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity (Deficit)
	Shares	Amount
Balance, December 31, 2019	4,506,216	$—	$10,991	$—	$(7,777)	$3,214
Stock-based compensation expense	—	—	154	—	—	154
Net loss	—	—	—	—	(4,822)	(4,822)
Balance, December 31, 2020	4,506,216	—	11,145	—	(12,599)	(1,454)
Issuance of common stock for convertible notes	54,906	—	439	—	—	439
Issuance of common stock for IPO, net of issuance expenses	2,250,000	—	15,104	—	—	15,104
Issuance of common stock for services	1,714	—	9	—	—	9
Issuance of Underwriters Warrants	—		399	—	—	399
Stock-based compensation expense	—	—	626	—	—	626
Unrealized loss on marketable securities, available-for sale	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	(9,303)	(9,303)
Balance, December 31, 2021	6,812,836	$—	$27,722	$(2)	$(21,902)	$5,818

See accompanying notes to financial statements.

Vallon Pharmaceuticals, Inc.
Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(9,303)	$(4,822)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of finance lease right-of-use asset	73	74
Amortization of marketable securities premiums	32	—
Revaluation of derivative liability	89	—
Stock-based compensation expense	626	154
Forgiveness of PPP note	(61)	—
Non-cash interest, depreciation and other expense	12	1
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(55)	(464)
Accounts payable	(308)	980
Accrued expenses	583	371
Cash used in operating activities	(8,312)	(3,706)

Investing activities:
Purchase of marketable securities	(3,842)	—
Purchase of property and equipment	—	(2)
Cash used in investing activities	(3,842)	(2)

Financing activities:
Proceeds from common stock issuance, net of offering expenses	15,104	—
Proceeds from issuance of warrants	399	—
Proceeds from PPP loan	—	61
Proceeds from convertible notes	350	—
Payment of finance lease liability	(106)	(65)
Cash provided by (used in) financing activities	15,747	(4)

Net increase (decrease) in cash and cash equivalents	3,593	(3,712)
Cash and cash equivalents at beginning of period	109	3,821
Cash and cash equivalents at end of period	$3,702	$109

Supplemental disclosure of cash flow information:
Cash paid for interest	$29	$41
Non-cash financing activities:
Conversion of convertible notes to common stock	$350	$—

See accompanying notes to financial statements

Vallon Pharmaceuticals, Inc.
Notes to Financial Statements
(in thousands, except share and per share data)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS
Vallon Pharmaceuticals, Inc. (Vallon or the Company) was incorporated in Delaware in January 2018 (inception) and is based in Philadelphia, PA.
The Company is a biopharmaceutical company focused on the development and commercialization of novel abuse-deterrent medications for central nervous system (CNS) disorders. The Company’s lead investigational product candidate, ADAIR, is a proprietary, abuse-deterrent oral formulation of immediate-release dextroamphetamine (the main active ingredient in Adderall®) for the treatment of attention-deficit/hyperactivity disorder (ADHD) and narcolepsy. The Company plans to develop other abuse-deterrent products, which have potential for abuse in their current forms, beginning with the development of ADMIR, an abuse deterrent formulation of Ritalin, for which the Company has completed formulation development work.
2. LIQUIDITY
These financial statements have been prepared on the basis that the Company is a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not generated any significant revenues from operations since inception, and does not expect to do so in the foreseeable future. The Company has incurred operating losses since inception and has incurred $21,902 in accumulated deficit through December 31, 2021. The Company has financed its working capital requirements to date through the issuance of common stock, convertible notes, short-term promissory notes, and a Paycheck Protection Program (PPP) note.
In January 2021, the Company completed a $350 convertible note financing and in February 2021, the Company closed on its initial public offering (IPO) raising net proceeds of approximately $15,500. As of December 31, 2021, the Company had cash, cash equivalents and marketable securities of approximately $7,510, which management expects will provide funding for its ongoing business activities into the third quarter of 2022.
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
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
References in this Annual Report on Form 10-K to “authoritative guidance” is meant to refer to accounting principles generally accepted in the United States of America (GAAP) as found in the Accounting Standards Codification (ASC) and Accounting Standards Updates (ASU) of the Financial Accounting Standards Board (FASB).
Recapitalization
Immediately prior to the closing of the IPO (Note 10), the Company effected a one-for-40 reverse stock split of its common stock. All share and per share amounts, excluding the number of authorized shares and par value, contained in these financial statements and accompanying notes, and this Annual Report on Form 10-K give retroactive effect to the reverse split.
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

Vallon Pharmaceuticals, Inc.
Notes to Financial Statements
(in thousands, except share and per share data)
Concentration of credit risk
The Company from time to time during the period covered by these financial statements may have had bank account balances in excess of federally insured limits. The Company has not experienced losses in such accounts. The Company believes that it is not subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.
Cash equivalents
Cash equivalents are highly-liquid investments that are readily convertible into cash with original maturities of three months or less when purchased and as of December 31, 2021 and 2020 included investment in money market funds.
Marketable Securities
Marketable securities consist of debt securities that are designated as available-for-sale. Marketable debt securities are recorded at fair value and unrealized holding gains or losses are reported as a component of accumulated other comprehensive income (loss). Amortization of premiums and discounts on marketable securities are included in interest expense, net on the statements of operations and comprehensive loss.
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
Fair value of financial instruments
The Company follows ASC 820, Fair Value Measurements and Disclosures (ASC 820), to measure the fair value of its financial statements and disclosures about fair value of its financial instruments. ASC 820 establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase consistency and comparability in fair value measurements and related disclosures, ASC 820 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The three levels of fair value hierarchy defined by ASC 820 are described below:
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
Property and equipment
Property and equipment are stated at cost. The Company commences depreciation when the asset is placed in service. Computers and peripheral equipment are depreciated on a straight-line method over useful lives of three years.

Vallon Pharmaceuticals, Inc.
Notes to Financial Statements
(in thousands, except share and per share data)
Leases
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
Licensing revenues
The Company has a license agreement (the Medice License Agreement) with MEDICE Arzneimittel Pütter GmbH & Co. KG (Medice), a related party (Note 13). The license agreement provides for an exclusive license to develop, use, manufacture, market and sell ADAIR throughout Europe, a non-refundable up-front payment, potential regulatory and sales milestones and potential royalty payments. The Company analyzed the performance obligations under the license agreements, the consideration received to date and the consideration the Company could receive in the future as part of its analysis in accordance with ASC 606– Revenue from Contracts with Customers (ASC 606). The Company recognized $100 as licensing revenue during the year ended December 31, 2020. No licensing revenue was recognized during the year ended December 31, 2021.
Research and development
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
Derivative instruments
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

Vallon Pharmaceuticals, Inc.
Notes to Financial Statements
(in thousands, except share and per share data)
Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities are classified in the balance sheets as current or non-current to correspond with its host instrument.
Income taxes
Income taxes are accounted for under the asset and liability method. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities and the expected benefits of net operating loss carryforwards. The impact of changes in tax rates and laws on deferred taxes, if any, applied during the period in which temporary differences are expected to be settled, is reflected in the Company's financial statements in the period of enactment. The measurement of deferred tax assets is reduced, if necessary, if, based on the weight of the evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized. As of December 31, 2021 and 2020, the Company concluded that a full valuation allowance was necessary for all of its net deferred tax assets. The Company had no amounts recorded for uncertain tax positions, interest or penalties in the accompanying consolidated financial statements.
Net loss per common share
Basic net loss per common share is computed based on the weighted average number of shares of common stock outstanding during each year. Diluted net loss per common share is computed based on the weighted average number of shares of common stock outstanding during each year, plus the dilutive effect of options considered to be outstanding during each year, in accordance with ASC 260, Earnings Per Share.
Recent accounting pronouncements
The Company considers the applicability and impact of all ASUs. ASUs not discussed below were assessed and determined to be either not applicable or are expected to have minimal impact on the financial statements.
On January 1, 2021, the Company adopted ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principals in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending the existing guidance. The adoption of this standard did not have a material impact on the Company’s financial statements.
4. MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS
Marketable Securities
The following is a summary of the Company’s available-for-sale securities as of the dates indicated:

	As of December 31, 2021
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Debt securities:
Corporate bonds	$1,153	$—	$(1)	$1,152
Municipal bonds	2,657	—	(1)	2,656
Total	$3,810	$—	$(2)	$3,808
All of the Company’s investments in marketable debt securities are accounted for as available-for-sale securities and have contractual maturity dates of one year or less.
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
As of December 31, 2021, all of the Company’s marketable securities were classified as Level 2 assets.

Vallon Pharmaceuticals, Inc.
Notes to Financial Statements
(in thousands, except share and per share data)
The fair value of the embedded derivative liability identified in the 2021 Convertible Notes was a Level 3 fair value measurement. As of February 12, 2021, the embedded derivative was remeasured based upon the conversion price of $8.00 per share upon closing of the IPO. As such, an expense of $89 was recorded in the first quarter of 2021.
The following table presents the activity for the liability measured at estimated fair value using unobservable inputs for the year ended December 31, 2021:

Beginning balance, January 1, 2021	$—
Additions during the year ended December 31, 2021	89
Transfer out of Level 3	89
Balance at December 31, 2021	$—
5. LEASES
The Company has a financing lease in relation to equipment utilized in the commercial scale manufacturing of ADAIR. The Company evaluates renewal options at lease inception on an ongoing basis and includes renewal options that it is reasonably certain to exercise in its expected lease terms when classifying leases and measuring lease liabilities. Lease agreements generally do not require material variable lease payments, residual value guarantees or restrictive covenants.
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
The table below presents the finance lease assets and liabilities recognized on the Company's balance sheets:

		December 31,
	Balance Sheet Line Item	2021	2020
Non-current finance lease assets	Other assets	$206	$279
Finance lease liabilities:
Current finance lease liabilities	Other current liabilities	97	105
Non-current finance lease liabilities	Other liabilities	72	170
Total finance lease liabilities		$169	$275
The Company’s weighted average remaining lease term and weighted average discount rate for its financing lease as of December 31, 2021 are:

December 31, 2021
Weighted-average remaining lease term - finance lease	1.75 years
Weighted-average discount rate - finance lease	13.50%
Cash flows related to the measurement of financing lease assets and liabilities were as follows:

	Year Ended December 31,
	2021	2020
Operating cash flows from finance lease amortization	$73	$74
Financing cash flows from finance lease payments	$106	$65

Vallon Pharmaceuticals, Inc.
Notes to Financial Statements
(in thousands, except share and per share data)
The maturities of the finance lease liability as of December 31, 2021 are as follows:

December 31, 2021
2022	$114
2023	76
Total lease payments	190
Less: Imputed interest	21
Present value of lease liability	$169
6. ACCRUED EXPENSES
Accrued expenses consisted of:

	December 31,
	2021	2020
Accrued expenses:
Research and development	$894	$259
General and administrative	183	156
Payroll and related	291	342
Licensing related	62	81
Other	—	9
Total accrued expenses	$1,430	$847
7. PPP NOTE AND CONVERTIBLE NOTES
In May 2020, the Company issued a promissory note under the PPP (the PPP Note) totaling $61. The note had a stated interest rate of 1% and had a two-year maturity. Payments were required to be made over a 1.5 years period beginning in November 2020 unless forgiven. In January 2021, the Company was notified that the loan along with accumulated interest had been forgiven. As a result, the Company recorded income from the extinguishment of its obligation in the amount of $61 as other income on the accompanying statements of operations and comprehensive loss.
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
8. EMPLOYEE BENEFIT PLANS
The Company maintains a tax-qualified SIMPLE IRA retirement plan which covers all employees. Pursuant to the SIMPLE IRA program, employees are eligible to contribute to an individual SIMPLE IRA account on a tax-deferred basis. The Company makes matching contributions to the employee’s SIMPLE IRA account in an amount up to 3% of the employee’s base salary (subject to applicable IRS compensation limits). Expenses related to Company contributions were $24 and $17 for the years ended December 31, 2021 and 2020, respectively.
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

Vallon Pharmaceuticals, Inc.
Notes to Financial Statements
(in thousands, except share and per share data)
Litigation
In November 2021, the Company was named as a defendant in a putative class action lawsuit filed in the California Superior Court, County of Los Angeles, styled Rendon v. Vallon, Inc., et al. The complaint brought one claim for violation of California’s Unruh Civil Rights Act (Unruh Act), alleging that the Company’s website is not compatible with software used by vision-impaired individuals. The Company settled the lawsuit for an immaterial amount.
COVID-19 Impact
The global COVID-19 pandemic continues to present uncertainty and unforeseeable new risks to the Company’s operations and business plan. The Company has closely monitored recent COVID-19 developments, including states’ lifting COVID-19 safety measures, drops in vaccination rates, and the spread of various coronavirus strains such as the Delta and Omicron variants. In light of these developments, the full impact of the COVID-19 pandemic on the Company’s business, operations and clinical development plans remains uncertain and will vary depending on the pandemic’s future impact on its clinical trial enrollment, clinical trial sites, clinical research organizations (CROs), third-party manufacturers, and other third parties with whom the Company does business, as well as any legal or regulatory consequences resulting therefrom. To the extent possible, the Company is conducting business as usual, with necessary or advisable modifications to employee travel and with most of its employees and consultants working remotely. The Company will continue to actively monitor the COVID-19 situation and may take further actions that alter its operations, including those that may be required by federal, state or local authorities, or that it determines is in the best interests of its employees and other third parties with whom the Company does business.
10. STOCKHOLDERS EQUITY (DEFICIT)
Common Stock
In February 2021, the Company completed its IPO of 2,250,000 shares of common stock at a public offering price of $8.00 per share. As a result of the IPO, the Company received approximately $15,500 in net proceeds, after deducting discounts and commissions of $1,600 and offering expenses of approximately $905.
Common Stock Warrants
In connection with the IPO, the Company granted the underwriters warrants (the Underwriters' Warrants) to purchase an aggregate of 112,500 shares of common stock at an exercise price of $10.00 per share. The Underwriters’ Warrants have a five-year term and became exercisable after August 12, 2021.
The Black-Scholes option-pricing model was used to estimate the fair value of the warrants with the following weighted-average assumptions:

Volatility	85.0%
Expected term in years	2.5
Dividend rate	0.0%
Risk-free interest rate	0.155%
As of December 31, 2021, all of the Underwriters’ Warrants were outstanding.
11. STOCK-BASED COMPENSATION
The Company issues stock-based awards pursuant to its 2018 Equity Incentive Plan (the 2018 Plan). The 2018 Plan provides for the granting of stock options, restricted stock, or restricted stock units. The Company's employees, officers, directors and other persons are eligible to receive awards under the Plan. The number of shares of the Company's common stock authorized under the 2018 Plan will automatically increase on January 1st of each year until the expiration of the 2018 Plan, in an amount equal to four percent of the total number of shares of the Company's common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of the Company's board of directors or compensation committee to determine a lesser number of shares shall be added for such year. The total number of shares authorized for issuance under the 2018 Plan was 621,022 as of December 31, 2021.
The amount, terms of grants, and exercisability provisions are determined and set by the Company's board of directors or compensation committee. The Company measures employee stock-based awards at grant-date fair value and records compensation

Vallon Pharmaceuticals, Inc.
Notes to Financial Statements
(in thousands, except share and per share data)
expense on a straight-line basis over the vesting period of the award. Stock-based awards issued to non-employees are revalued until the award vests.
The Company recorded stock-based compensation related to stock options issued under the 2018 Plan in the following expense categories of its accompanying statements of operations for the years ended December 31, 2021 and 2020 :

	For the Year Ended December 31,
	2021	2020
Research and development	$83	$103
General and administrative	543	51
Total	$626	$154
The Company has granted stock options to purchase its common stock to employees and consultants under the 2018 Plan that generally have a contractual life of up to 10 years. The Company has also granted certain stock options outside of the 2018 Plan. As of December 31, 2021, all equity awards granted from the 2018 Plan were in the form of stock options.
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
The table below represents the activity of stock options granted to employees and non-employees for the year ended December 31, 2021:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding at December 31, 2020	266,250	$2.94	8.22
Granted	442,240	$4.00
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2021	708,490	$3.60	8.64
Exercisable at December 31, 2021	205,888	$2.94	7.80
Vested and expected to vest at December 31, 2021	708,490	$3.60	8.64
The Black-Scholes option-pricing model was used to estimate the grant date fair value of each stock option grant at the time of grant using the following weighted-average assumptions:

	For the Year Ended December 31,
	2021	2020
Volatility	83.78%	85.00%
Expected term in years	5.85	5.80
Dividend rate	0.00%	0.00%
Risk-free interest rate	1.01%	0.64%
Fair value of common stock on grant date	$4.00	$4.72
The aggregate intrinsic value of stock options outstanding and stock options exercisable as of December 31, 2021 was $1,716 and $640, respectively. At December 31, 2021, the unrecognized compensation cost related to unvested stock options expected to vest was $885. This unrecognized compensation is expected to be recognized over a weighted-average amortization period of 2.49 years.

Vallon Pharmaceuticals, Inc.
Notes to Financial Statements
(in thousands, except share and per share data)
12. INCOME TAX
A reconciliation of income tax expense (benefit) at the US federal statutory income tax rate and the income tax provision in the financial statements is as follows:

	December 31,
	2021	2020
Expected income tax benefit at the federal statutory rate	21.0%	21.0%
State and local taxes, net of federal benefit	10.6	12.8
Non-deductible items and other	(0.5)	—
Prior year provision to return adjustments	—	6.4
Change in valuation allowance	(31.1)	(40.2)
Total	—%	—%
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
The principal components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2021	2020
Deferred tax assets:
Federal and state net operating loss carryforwards	$6,617	$3,939
Share based compensation	308	97
Lease liabilities	57	96
Accruals and other	98	108
Gross deferred tax assets	7,080	4,240
Less: deferred tax liabilities	(70)	(94)
Less: valuation allowance	(7,010)	(4,146)
Net deferred tax assets	$—	$—
Based on the Company’s history of losses, the Company recorded a full valuation allowance against its deferred tax assets as of December 31, 2021 and 2020. The Company increased its valuation allowance by approximately $2,864 for the year ended December 31, 2021. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support a reversal of the allowance.
As of December 31, 2021, the Company had federal, state and local net operating loss carryforwards of $20,125, $20,362, and $15,866, respectively. The federal net operating loss carryforwards do not expire. The state and local losses begin to expire in the year ending December 31, 2038.
Under the provisions of Sections 382 and 383 of the Internal Revenue Code (IRC), certain substantial changes in the Company’s ownership may have limited, or may limit in the future, the amount of net operating loss and credit carryforwards that can be used to reduce future income taxes if there has been a significant change in ownership of the Company, as defined by the IRC. Future owner or equity shifts could result in limitations on net operating loss and credit carryforwards.
The Company evaluates tax positions for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. As of December 31, 2021 and 2020, the Company had no unrecognized income tax benefits that would affect the Company’s effective tax rate if recognized. The Company would recognize both accrued interest and penalties related to unrecognized benefits in income tax expense. The Company’s uncertain tax positions yet to be determined would be related to years that remain subject to examination by relevant tax authorities. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available.

Vallon Pharmaceuticals, Inc.
Notes to Financial Statements
(in thousands, except share and per share data)
13. RELATED PARTY TRANSACTIONS
On January 2020, the Company entered into a license agreement with Medice which grants Medice an exclusive license, with the right to grant sublicenses, to develop, use, manufacture, market and sell ADAIR throughout Europe.  Medice is responsible for obtaining regulatory approval of ADAIR in the licensed territory.  Under the license agreement, Medice paid Vallon a $100 upfront payment and is required to pay milestone payments upon first obtaining regulatory approval to market and sell ADAIR in any country, territory or region in the licensed territory and upon achieving certain annual net sales thresholds.  Medice will also pay tiered royalties on annual net sales of ADAIR at rates in the low double-digits. The initial term of the license agreement will expire five years after the date on which Medice first obtains regulatory approval in any country, territory or region in the licensed territory.
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