Form 10-Q
period 2022-03-31
Vallon Pharmaceuticals, Inc.
filed 2022-05-09
CIK 1824293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
March 31, 2022

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
(267)-207-3606
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	VLON	The Nasdaq Capital Market
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of May 6, 2022, 6,812,836 shares of the Registrant’s Common Stock were outstanding.

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
•the expected potential benefits of strategic collaborations with third parties, including MEDICE Arzneimittel Putter GmbH & Co. KG (Medice), which is affiliated with one of our principal stockholders, SALMON Pharma GMbH (Salmon Pharma), and represented by one member of our board of directors, and our ability to attract collaborators with development, regulatory and commercialization expertise;
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
•our ability to maintain the listing of our common stock on The Nasdaq Capital Market; and
•our ability to identify, evaluate and complete any strategic alternative that yields value for our stockholders.
ii

Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, we have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations and prospects, and these forward-looking statements are not guarantees of future performance or development. You should refer to the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2021 and this Quarterly Report for a discussion of other important factors that may cause actual results to differ materially from those expressed or implied by the forward-looking statements.
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
iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Vallon Pharmaceuticals, Inc.
Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$2,543	$3,702
Marketable securities, available-for-sale	2,634	3,808
Prepaid expenses and other current assets	580	619
Total current assets	5,757	8,129
Other assets	187	206
Total assets	$5,944	$8,335

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,233	$918
Accrued expenses	1,205	1,430
Other current liabilities	100	97
Total current liabilities	2,538	2,445
Other liabilities	46	72
Total liabilities	2,584	2,517

Commitments and contingencies (Note 10)

Stockholders' equity:
Common stock, $0.0001 par value; 250,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 6,812,836 shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Additional paid-in-capital	27,903	27,722
Accumulated other comprehensive loss	(6)	(2)
Accumulated deficit	(24,537)	(21,902)
Total stockholders’ equity	3,360	5,818
Total liabilities and stockholders' equity	$5,944	$8,335
See accompanying notes to unaudited interim financial statements.

Vallon Pharmaceuticals, Inc.
Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2021

License revenue-related party	$—	$—
Operating expenses:
Research and development	1,271	1,772
General and administrative	1,363	830
Total operating expenses	2,634	2,602
Loss from operations	(2,634)	(2,602)
Other income	—	61
Revaluation of derivative liability	—	(89)
Interest expense, net	(1)	(8)
Net loss	(2,635)	(2,638)
Other comprehensive loss:
Unrealized loss on investments	(4)	—
Total comprehensive loss	$(2,639)	$(2,638)

Net loss per share of common stock, basic and diluted	$(0.39)	$(0.46)
Weighted-average common shares outstanding, basic and diluted	6,812,836	5,710,270
See accompanying notes to unaudited interim financial statements.

Vallon Pharmaceuticals, Inc.
Statements of Changes in Stockholders’ Equity (Deficit)
(in thousands, except shares)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity (Deficit)
	Shares	Amount
Balance, December 31, 2020	4,506,216	$—	$11,145	$—	$(12,599)	$(1,454)
Issuance of common stock for convertible notes	54,906	—	439	—	—	439
Issuance of common stock for IPO, net of issuance expenses	2,250,000	—	15,104	—	—	15,104
Issuance of common stock for services	1,714	—	9	—	—	9
Issuance of Underwriters Warrants	—	—	399	—	—	399
Stock-based compensation	—	—	168	—	—	168
Net loss	—	—	—	—	(2,638)	(2,638)
Balance, March 31, 2021	6,812,836	$—	$27,264	$—	$(15,237)	$12,027

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2021	6,812,836	$—	$27,722	$(2)	$(21,902)	$5,818
Stock-based compensation	—	—	181	—	—	181
Unrealizes loss on marketable securities, available-for-sale	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	(2,635)	(2,635)
Balance, March 31, 2022	6,812,836	$—	$27,903	$(6)	$(24,537)	$3,360
See accompanying notes to unaudited interim financial statements.

Vallon Pharmaceuticals, Inc.
Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities:
Net loss	$(2,635)	$(2,638)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of finance lease right-of-use asset	19	18
Amortization of marketable securities premiums	16	—
Stock-based compensation expense	181	168
Revaluation of derivative liability	—	89
Forgiveness of PPP note	—	(61)
Non-cash interest, depreciation and other expense	—	10
Change in operating assets and liabilities:
Prepaid expenses and other current assets	39	(793)
Accounts payable	315	121
Accrued expenses	(225)	138
Cash used in operating activities	(2,290)	(2,948)

Investing activities:
Sale of marketable securities	1,154	—
Cash provided by investing activities	1,154	—

Financing activities:
Proceeds from common stock, net of offering expenses	—	15,503
Proceeds from convertible notes	—	350
Payment of finance lease liability	(23)	(34)
Cash (used in) provided by financing activities	(23)	15,819

Net (decrease) increase in cash and cash equivalents	(1,159)	12,871
Cash and cash equivalents, at beginning of period	3,702	109
Cash and cash equivalents, at end of period	$2,543	$12,980
Supplemental disclosure of cash flows information:
Noncash financing activities:
Conversion of convertible notes to common stock	$—	$350
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
The Company is a biopharmaceutical company focused on the development and commercialization of novel abuse-deterrent medications for CNS disorders. The Company’s lead investigational product candidate, ADAIR, is a proprietary, abuse-deterrent oral formulation of immediate-release dextroamphetamine (the main active ingredient in Adderall®) for the treatment of attention-deficit/hyperactivity disorder (ADHD) and narcolepsy. In March 2022, the Company announced that its SEAL study for ADAIR did not reach its primary endpoint, and there is no assurance that ADAIR will receive approval by the U.S. Food and Drug Administration (the FDA). In addition to ADAIR, the Company completed formulation development work and selected the final formulation of its second product candidate, ADMIR, an abuse deterrent formulation of methylphenidate (Ritalin®), for the treatment of ADHD.
Recent Developments
The SEAL study (Study to Evaluate the Abuse Liability, Pharmacokinetics, Safety and Tolerability of an Abuse-Deterrent d-Amphetamine Sulfate Immediate Release Formulation), was the Company’s pivotal intranasal human abuse liability study assessing the pharmacodynamics (PD), pharmacokinetics (PK), safety and tolerability of snorting professional laboratory-manipulated ADAIR 30 mg when compared to crushed d-amphetamine sulfate and placebo in recreational drug users. ADAIR was prepared for snorting by a pharmacist using a multi-step technique that had been developed by a professional laboratory and agreed upon by the FDA. The SEAL study enrolled 55 subjects, of whom 53 completed the study and 52 were included in the final analysis. The study involved a four-way crossover design to evaluate professionally manipulated, intranasal ADAIR 30 mg, crushed intranasal dextroamphetamine, ADAIR 30 mg taken orally, and placebo. All subjects were non-dependent recreational stimulant users with an additional history of recreational intranasal drug use.
The SEAL study did not meet its primary endpoint, which was Emax Drug Liking. ADAIR scored similarly to what was observed in an earlier proof-of-concept study, however, reference dextroamphetamine did not score as high as expected and as seen in the previous study, thus driving the lack of statistical significance.
The Company is continuing to assess the best path forward for the ADAIR and ADMIR development programs. In addition, the Company has engaged Ladenburg Thalmann & Co. Inc. (Ladenburg) to evaluate its strategic alternatives with the goal of maximizing stockholder value. Ladenburg has been engaged to advise the Company on the strategic review process, which could include, without limitation, exploring the potential for a possible merger, business combination, investment into the Company, or a purchase, license or other acquisition of assets. In the meantime, and in conjunction with the exploration of strategic alternatives, the Company is streamlining its operations in order to preserve its capital and cash resources.
2.    LIQUIDITY
These financial statements have been prepared on the basis that the Company is a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not generated any significant revenues from operations since inception and does not expect to do so in the foreseeable future. The Company has incurred operating losses since its inception and has incurred $24,537 in accumulated deficit through March 31, 2022. The Company has financed its working capital requirements to date through the issuance of common stock, convertible notes, short-term promissory notes, and a Paycheck Protection Program (PPP) promissory note.

In January 2021, the Company completed a $350 convertible note financing and in February 2021, the Company completed the inital public offering (IPO) of the Company’s common stock, raising net proceeds of $15,500. As of March 31, 2022, the Company had cash, cash equivalents and marketable securities of approximately $5,177.
The Company expects to incur ongoing expenses as it evaluates its plans for the ADAIR and ADMIR programs and strategic alternatives after it announced in March 2022 that the SEAL study of ADAIR for the treatment of ADHD failed to meet statistical significance for its primary endpoint. The Company is currently assessing the best path forward for the ADAIR and ADMIR programs and has no other product candidates undergoing clinical trials. The Company’s future capital requirements are difficult to forecast and will depend on many factors, including but not limited to the terms and timing of any strategic alternatives including a merger or business combination, asset acquisitions or sales, collaborations or licensing arrangements.

If the Company raises additional funds by issuing equity securities, its stockholders may experience dilution. Any future debt financing may impose upon it covenants that restrict our operations, including limitations on its ability to incur liens or additional debt, pay dividends, repurchase its common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. Any equity or debt financing may contain terms that are not favorable to the Company or its stockholders. If the Company is unable to raise additional funds when needed, it may be required to delay, reduce or terminate some or all of its development programs and clinical trials. The Company may also be required to sell or license to other parties’ rights to develop or commercialize its drug candidates that it would prefer to retain. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. The Company expects to continue to incur expenses and operating losses at least for the foreseeable future as it evaluates future plans for the ADAIR and ADMIR programs as well as its strategic alternatives.
3.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial periods and pursuant to the rules of the Securities and Exchange Commission. References in this Quarterly Report on Form 10-Q to “authoritative guidance” is meant to refer to GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Updates (ASU) of the Financial Accounting Standards Board (FASB). The December 31, 2021 balance sheet was derived from audited financial statements.
In the opinion of management, the unaudited interim financial statements furnished herein include all normal and recurring adjustments considered necessary to present fairly the Company’s financial position as of March 31, 2022, and the results of operations and stockholders’ equity (deficit) for the three months ended March 31, 2022 and 2021 and cash flows for the three months ended March 31, 2022 and 2021. Results of operations for the three months ended March 31, 2022, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2022. The unaudited interim financial statements, presented herein, do not contain the required disclosures under GAAP for annual financial statements. The accompanying unaudited interim financial statements should be read in conjunction with the annual audited financial statements and related notes as of and for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 14, 2022.
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
Recent Accounting Pronouncements
The Company considered the applicability and impact of all ASUs issued during the quarter ended March 31, 2022 and each was determined to be either not applicable or expected to have minimal impact on these financial statements.

4.    MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS

Marketable Securities

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of March 31, 2022
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Debt securities:
Corporate bonds	$349	$—	$—	$349
Municipal bonds	2,291	—	(6)	2,285
Total	$2,640	$—	$(6)	$2,634

	As of December 31, 2021
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Debt securities:
Corporate bonds	$1,153	$—	$(1)	$1,152
Municipal bonds	2,657	—	(1)	2,656
Total	$3,810	$—	$(2)	$3,808

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

As of March 31, 2022, all of the Company’s marketable securities were classified as Level 2 assets.

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

The fair value of the embedded derivative liability identified in the 2021 Convertible Notes (Note 6) was a Level 3 fair value measurement. As of February 12, 2021, the embedded derivative was remeasured based upon the conversion price of $8.00 per share upon closing of the IPO. As such, an expense of $89 was recorded during the three months ended March 31, 2021.
The following table summarizes the estimated fair value of our investments in marketable debt securities with state contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of March 31, 2022
Due in 1 year	$2,634
Due in 1-5 years	—
Due in 5-10 years	—
Due after 10 years	—
Total	$2,634
5.    ACCRUED EXPENSES
Accrued expenses consist of the following:

	March 31, 2022	December 31, 2021
Research and development	$640	$894
General and administrative	102	183
Payroll and related	406	291
Licensing related	57	62
Total accrued expenses	$1,205	$1,430
6.    PPP NOTE AND CONVERTIBLE NOTES
In May 2020, the Company issued a promissory note under the PPP (the PPP Note) totaling $61. The PPP Note had a stated interest rate of 1% and had a two-year maturity. Payments were required to be made over a 1.5-year period beginning November 1, 2020, unless forgiven. In January 2021, the Company was notified that the loan along with accumulated interest had been forgiven. As a result, the Company recorded income from the extinguishment of its obligation in accordance with ASC 405-20-40-1, disclosed in the amount of $61 included in other income on the accompanying statements of operations and comprehensive loss. The Small Business Administration (SBA) reserves the right to audit any PPP loan, regardless of size. These audits may occur after forgiveness has been granted. In accordance with the CARES Act, all borrowers are required to maintain the PPP loan documentation for six years after the PPP loan was forgiven or repaid in full and to provide that documentation to the SBA upon request.
In January 2021, the Company entered into a Convertible Promissory Note Purchase Agreement with certain existing stockholders, including Salmon Pharma, an affiliate of Medice, and David Baker, the Company’s Chief Executive Officer, pursuant to which the Company issued convertible promissory notes (the 2021 Convertible Notes), for cash proceeds of $350. The 2021 Convertible Notes bore an interest rate of 7.0% per annum, non-compounding, and had a maturity date of September 30, 2021. The 2021 Convertible Notes converted into 54,906 shares of the Company’s common stock upon completion of the IPO. The Company identified the mandatory conversion into shares of the Company’s common stock as a redemption feature, which requires bifurcation from the 2021 Convertible Notes and treated it as a derivative liability under ASC 815 as the redemption feature was not clearly and closely related to the debt. The Company evaluated the fair value of the derivative liability. Upon the conversion of the 2021 Convertible Notes to common stock at the closing of the IPO, the embedded derivative liability was remeasured and removed from the balance sheet.

7.    STOCKHOLDERS’ EQUITY
Common Stock
In February 2021, the Company completed the IPO of 2,250,000 shares of common stock at a public offering price of $8.00 per share. The gross proceeds from the IPO, before deducting underwriting discounts, commissions and other offering expenses payable by the Company, were $18,000. Underwriting discounts and expenses totaled $1,600 and the Company incurred approximately $905 of additional expenses related to completing the IPO for aggregate net proceeds of approximately $15,500.
Common Stock Warrants
In connection with the IPO, the Company granted the underwriters warrants (the Underwriters' Warrants) to purchase an aggregate of 112,500 shares of common stock at an exercise price of $10.00 per share. The Underwriters’ Warrants have a five-year term and were not exercisable prior to August 12, 2021. All of the Underwriters’ Warrants were outstanding as of March 31, 2022. The warrants were classified as equity and the fair value of $399 is reflected as additional paid-in capital. The Black-Scholes option-pricing model was used to estimate the fair value of the warrants with the following weighted-average assumptions:

Volatility	85.0%
Expected term in years	2.5
Dividend rate	0.0%
Risk-free interest rate	0.155%
8.    STOCK-BASED COMPENSATION
The Company recorded stock-based compensation related to stock options issued under the Company’s 2018 Equity Incentive Plan (2018 Plan) in the following expense categories of its accompanying statements of operations for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
	2022	2021
Research and development	$18	$20
General and administrative	163	148
Total	$181	$168
The Company has granted stock options to purchase its common stock to employees and consultants under the 2018 Plan, under which the Company may issue stock options, restricted stock and other equity-based awards. The Company has also granted certain stock options outside of the 2018 Plan. Stock options granted by the Company generally have a contractual life of up to 10 years. As of March 31, 2022, all equity awards granted from the 2018 Plan were in the form of stock options.
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

The table below represents the activity of stock options granted to employees and non-employees for the three months ended March 31, 2022:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding at December 31, 2021	708,490	$3.60	8.64
Granted	182,000	$5.80
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2022	890,490	$4.05	8.70
Exercisable at March 31, 2022	253,388	$3.22	7.89

The Black-Scholes option-pricing model was used to estimate the grant date fair value of each stock option grant at the time of grant using the following weighted-average assumptions:

	For the Three Months Ended March 31,
	2022	2021
Volatility	88.65%	80.00%
Expected term in years	6.06	5.66
Dividend rate	0.00%	0.00%
Risk-free interest rate	1.95%	0.69%
Fair value of option on grant date	$4.29	$4.92
As of March 31, 2022, the unrecognized compensation cost related to unvested stock options expected to vest was $1,486. This unrecognized compensation is expected to be recognized over a weighted-average amortization period of 3.17 years.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report, and the audited financial statements (and notes thereto), and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2021, included in our Annual Report on Form 10-K that was filed with the SEC on February 14, 2022. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in, or implied by, these forward-looking statements.
Overview
We are a clinical-stage biopharmaceutical company focused on the development and commercialization of novel medications for CNS disorders with a focus on abuse-deterrent medications. Our lead investigational product candidate, ADAIR, is a proprietary, abuse-deterrent oral formulation of immediate-release dextroamphetamine (the main active ingredient in Adderall®), which we were developing for the treatment of attention-deficit/hyperactivity disorder (ADHD) and narcolepsy. In March 2022, we announced that our SEAL study for ADAIR did not reach its primary endpoint, and there is no assurance that ADAIR will receive approval by the U.S. Food and Drug Administration (the FDA). In addition to ADAIR, we completed formulation development work and selected the final formulation of our second product candidate, ADMIR, an abuse deterrent formulation of methylphenidate (Ritalin®), for the treatment of ADHD.
Recent Developments
The SEAL study (Study to Evaluate the Abuse Liability, Pharmacokinetics, Safety and Tolerability of an Abuse-Deterrent d-Amphetamine Sulfate Immediate Release Formulation), was our pivotal intranasal human abuse liability study assessing the pharmacodynamics (PD), pharmacokinetics (PK), safety and tolerability of snorting professional laboratory-manipulated ADAIR 30 mg when compared to crushed d-amphetamine sulfate and placebo in recreational drug users. ADAIR was prepared for snorting by a pharmacist using a multi-step technique that had been developed by a professional laboratory and agreed upon by the FDA. The SEAL study enrolled 55 subjects, of whom 53 completed the study and 52 were included in the final analysis. The study involved a four-way crossover design to evaluate professionally manipulated, intranasal ADAIR 30 mg, crushed intranasal dextroamphetamine, ADAIR 30 mg taken orally, and placebo. All subjects were non-dependent recreational stimulant users with an additional history of recreational intranasal drug use.
The SEAL study did not meet its primary endpoint, which was Emax Drug Liking. ADAIR scored similarly to what was observed in an earlier proof-of-concept study, however, reference dextroamphetamine did not score as high as expected and as seen in the previous study, thus driving the lack of statistical significance.
We are continuing to assess the best path forward for the ADAIR and ADMIR development programs. In addition, we have engaged Ladenburg Thalmann & Co. Inc. (Ladenburg) to evaluate our strategic alternatives with the goal of maximizing stockholder value. Ladenburg has been engaged to advise us on the strategic review process, which could include, without limitation, exploring the potential for a possible merger, business combination, investment into the Company, or a purchase, license or other acquisition of assets. In the meantime, and in conjunction with the exploration of strategic alternatives, we are streamlining our operations in order to preserve our capital and cash resources.
License Agreement
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

COVID-19
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
Financial Operations Overview
Licensing Revenues - Related Party
To date, we have not generated any revenue from the sale of any products, and we do not expect to generate significant revenues unless or until we obtain regulatory approval of and commercialize ADAIR. Substantially all of our revenue to date has been generated by the license agreement with Medice from which we received a $0.1 million license fee in January 2020. No licensing revenue was received during the three months ended March 31, 2022 or 2021. We do not expect to generate any additional revenue from the license agreement with Medice in the near future.
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
Our research and development expenses have consisted primarily of in-process research and development expenses, costs related to the development program for ADAIR, commercial manufacturing of ADAIR and formulation development for ADMIR. Research and development costs are expensed as incurred. These expenses include:
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
•manufacturing and packaging costs in connection with conducting clinical trials and for stability and other studies required to support an NDA filing as well as manufacturing drug product for commercial launch;
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
We plan to significantly decrease our research and development expenses as we consider our future plans regarding ADAIR and ADMIR programs as well as strategic alternatives.

General and Administrative Expenses
General and administrative expenses consist primarily of compensation and consulting related expenses for executives and other administrative personnel, professional fees and other corporate expenses, including legal and accounting fees, travel expenses, facilities-related expenses, and consulting services relating to our formation and corporate matters.
We anticipate increased costs associated with being a public company, including expenses related to services associated with maintaining compliance with The Nasdaq Capital Market and SEC requirements, directors and officers insurance, increased legal and accounting costs and investor relations costs. Our general and administrative expenses may also increase due to increases in professional and advisory fees as we evaluate our strategic alternatives.
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
Results of Operations
Comparison of the Three Months Ended March 31, 2022 and 2021
The following table summarizes the results of our operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
License revenue-from related party	$—	$—
Operating expenses:
Research and development	1,271	1,772
General and administrative	1,363	830
Total operating expenses	2,634	2,602
Loss from operations	(2,634)	(2,602)
Other income	—	61
Revaluation of derivative liability	—	(89)
Interest expense, net	(1)	(8)
Net loss	$(2,635)	$(2,638)

Research and Development Expenses
Research and development expenses were $1.3 million and $1.8 million for the three months ended March 31, 2022 and 2021, respectively. The $0.5 million decrease in research and development expenses was primarily due to a decrease of $0.5 million in expenses related to the registration development program of ADAIR.
General and Administrative Expenses
General and administrative expenses were $1.4 million and $0.8 million for the three months ended March 31, 2022 and 2021, respectively. The $0.5 million increase was primarily related to increased costs for directors and officers insurance of $0.2 million, personnel expenses, including stock compensation, of $0.1 million, public company expenses of $0.1 million and consulting fees of $0.1 million.
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
Revaluation of Derivative Liability
During the three months ended March 31, 2021, pursuant to ASC 815, we revalued the embedded derivative liability associated with the 2021 Convertible Notes, resulting in an $89,000 decrease in the fair value of the derivative liability.
Interest Expense, net
Interest expense, net, was $1,000 and $8,000 for the three months ended March 31, 2022 and 2021, respectively.
Liquidity and Capital Resources
Since inception, we have incurred losses and expect to continue to incur losses for the foreseeable future. We incurred net losses of $2.6 million for each the three months ended March 31, 2022 and 2021. As of March 31, 2022, we had an accumulated deficit of $24.5 million. In March 2022, we announced that the SEAL study of ADAIR for the treatment of ADHD did not meet statistical significance for its primary endpoint. We are continuing to evaluate the best path forward for the ADAIR and ADMIR programs and have also commenced a process of evaluating strategic alternatives to maximize stockholder value.
We have financed our working capital requirements to date through the issuance of common stock, convertible notes, short-term promissory notes, and a PPP promissory note. As of March 31, 2022, we had $5.2 million in cash, cash equivalents and marketable securities.
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$(2,290)	$(2,948)
Investing activities	1,154	—
Financing activities	(23)	15,819
Net increase (decrease) in cash and cash equivalents	$(1,159)	$12,871

Cash Flows from Operating Activities
For the three months ended March 31, 2022 and 2021, $2.3 million and $2.9 million were used in operating activities, respectively. The $0.6 million decrease was primarily due to a $0.8 million decrease in prepaid and other current assets and a $0.2 million decrease in accounts payable, offset by increases accrued expenses of $0.4 million.
Cash Flows from Investing Activities
Net cash provided by investing activities was $1.2 million for the three months ended March 31, 2022, which was related to the sale of marketable securities.
Cash Flows from Financing Activities
Net cash used in financing activities was $23,000 for the three months ended March 31, 2022, which was related to payments of our finance lease. Net cash provided by financing activities was $15.8 million for the three months ended March 31, 2021 and was primarily related to the net proceeds from our IPO and 2021 Convertible Notes financings.
2021 Convertible Note Financing
In January 2021, we entered into a Convertible Promissory Note Purchase Agreement with certain existing stockholders, including SALMON Pharma GmbH (Salmon Pharma), an affiliate of Medice, and David Baker, our Chief Executive Officer, pursuant to which we issued convertible promissory notes (the 2021 Convertible Notes) for cash proceeds of $350,000. The 2021 Convertible Notes bear an interest rate of 7.0% per annum, non-compounding, and had a maturity date of September 30, 2021. The 2021 Convertible Notes were convertible into shares of our capital stock offered to investors in any subsequent equity financing after the date of their issuance in which we issued any of our equity securities (a Qualified Financing) and were convertible at a twenty percent discount to the price per share offered in such Qualified Financing. Such Qualified Financing included the initial public offering of our common stock, consummated in February 2021; therefore, the 2021 Convertible Notes converted into an aggregate of 54,906 shares of our common stock immediately prior to the closing of the IPO, as agreed upon among the parties thereto.
Future Funding Requirements
To date, we have not generated any revenue from the sale of any products. Substantially all of our revenue to date has been generated by the Medice license agreement from which we received a $0.1 million license fee in January 2020. We do not know when, or if, we will generate any revenue. In March 2022, we announced that the SEAL study of ADAIR for the treatment of ADHD did not meet statistical significance for its primary endpoint and that we are evaluating our strategic alternatives with the goal of maximizing stockholder value. We are continuing to assess the best path forward for the development of the ADAIR and ADMIR programs and have no other product candidate undergoing clinical trials. We expect to incur ongoing expenses as we assess these programs and evaluate our strategic options. Our future capital requirements are difficult to forecast and will depend on many factors, including but not limited to the terms and timing of any strategic alternatives including a merger or business combination, asset acquisitions or sales, collaborations or licensing arrangements.

If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing may impose upon us covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. Any equity or debt financing may contain terms that are not favorable to us or our stockholders. If we are unable to raise additional funds when needed, we may be required to delay, reduce or terminate some or all of our development programs and clinical trials. We may also be required to sell or license to other parties’ rights to develop or commercialize our drug candidates that we would prefer to retain. Therefore, there is substantial doubt about our ability to continue as a going concern. We expect to continue to incur expenses and operating losses at least for the foreseeable future as we evaluate future plans for the ADAIR and ADMIR programs as well as our strategic alternatives.

See the “Risk Factors” section on this Form 10-Q for additional risks associated with our substantial capital requirements.

Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited interim financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results could differ from those estimates.

The Company’s critical accounting policies are described in Note 3, “Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K filed with the SEC on February 14, 2022. There have been no material changes to the significant accounting policies during the three months ended March 31, 2022, except for items mentioned in Note 3 of the unaudited interim financial statements in this Quarterly Report on Form 10-Q.
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
Item 4. Controls and Procedures.
Management’s Evaluation of our Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of March 31, 2022. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures, as defined above, are effective.
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, except as set forth below.
Our ability to execute on our business strategy is subject to a number of risks, which are discussed more fully below in this section. You should carefully consider these risks before making an investment in our common stock. These risks include, among others, the following:
•our activities to evaluate and pursue strategic alternatives may not be successful.
•If we do not successfully consummate a strategic transaction, our board of directors may decide to pursue a dissolution and liquidation of the company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.
•We are substantially dependent on our remaining employees to facilitate the consummation of a strategic transaction. We could lose such key employees, in particular, as a result of the ADAIR data.
•Our prospects were highly dependent on a single product candidate, ADAIR. As the SEAL study of ADAIR did not meet its predefined clinical endpoint, we are currently assessing the best path forward for ADAIR and have been evaluating other strategic alternatives to maximize stockholder value, which we may not be successful in.
•We have no approved products and a limited operating history, which may make it difficult to evaluate our technology and product development capabilities and predict our future performance.
•We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future.
•We are currently assessing the best path forward for ADAIR, and any further development of ADAIR or the development of any new product will require additional capital to fund our operations, which we may not be able to obtain.
•Negative perception of any product candidate that we develop could adversely affect our ability to conduct our business or obtain regulatory approvals for such product candidate.
•The market price of our common stock is expected to be volatile. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies.

Risks related to Our Evaluation of Strategic Alternatives

Our activities to evaluate and pursue strategic alternatives may not be successful.
In March 2022, we announced that topline data from our SEAL study of ADAIR for the treatment of ADHD did not meet statistical significance for the primary endpoint of Emax Drug Liking. We are continuing to assess the best path forward for the ADAIR and ADMIR programs and we have commenced a process of evaluating strategic alternatives to maximize stockholder value. We have engaged a financial advisory firm to help explore our available strategic alternatives, including a possible merger, business combination, asset acquisitions or sales, and collaboration and licensing arrangements. We have significantly reduced our research and development activities to reduce operating expenses while we evaluate these opportunities. We expect to devote significant time and resources to identifying and evaluating strategic transactions; however, there can be no assurance that such activities will result in any agreements or transactions that will enhance stockholder value. In addition, potential strategic transactions that require stockholder approval may not be approved by our stockholders or a counterparty’s stockholders. Further, any strategic transaction that is completed ultimately may not deliver the anticipated benefits or enhance stockholder value.
We also may acquire additional businesses, products or product candidates. Integrating any newly acquired business, product or product candidate could be expensive and time-consuming. We may not be able to integrate any acquired business, product or product candidate successfully. If we do acquire any additional business, products, or product candidates, our future financial performance will depend, in part, on our ability to manage any future growth effectively and our ability to integrate any such acquired businesses, products or product candidates.
Any strategic transaction may require us to incur non-recurring or other charges, may increase our near- and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations and financial results. For example, these transactions may entail numerous operational and financial risks, including:
•exposure to unknown liabilities;
•incurrence of substantial debt or dilutive issuances of equity securities to pay for acquisitions;
•higher than anticipated acquisition and/or integration costs;
•write downs of assets or goodwill or impairment charges;
•increased amortization expenses;
•difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel;
•impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership; and
•the inability to retain our key employees or our other service providers or those of any acquired businesses.
Accordingly, there can be no assurance that we will undertake or successfully complete any strategic transactions of the nature described above and any transactions that we do complete may be subject to the foregoing or other risks and could have a material adverse effect on our business, financial condition and prospects.

If we do not successfully consummate a strategic transaction, our board of directors may decide to pursue a dissolution and liquidation of the Company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

There can be no assurance that the process to identify a strategic transaction will result in a successfully consummated transaction. If no transaction is completed, our board of directors may decide to pursue a dissolution and liquidation of the Company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision and, ultimately, such liquidation, since the amount of cash available for distribution will continue to decrease as we fund our operations while we evaluate our strategic alternatives. In addition, if our board of directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation of the Company, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provisions for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. Our commitments and contingent liabilities may include (i) regulatory and clinical obligations; (ii) obligations under our employment and related agreements with certain employees that provide for severance and other payments following a termination of employment occurring for various reasons, including a change in control; and (iii) potential litigation against us, and other various claims and legal actions arising in the ordinary course of business. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation of the Company. If a dissolution and liquidation were pursued, our board of directors, in consultation with our advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up of the Company.

Our prospects were highly dependent on a single product candidate, ADAIR, and while we are assessing the best path forward for ADAIR, we may not complete the development or commercialization of ADAIR

Our long-term prospects were highly dependent on future acceptance and revenues from our lead product candidate, ADAIR. In March 2022, we announced that topline data from our SEAL study of ADAIR for the treatment of ADHD did not meet statistical significance for the primary endpoint of Emax Drug Liking and that, given that result, we are currently assessing the best path forward for ADAIR. Any further development of ADAIR would require substantial capital and time to complete, and there is no guarantee that any future clinical trial, if pursued, would be timely or successful, or that ADAIR would be approved or, if approved, that commercialization would be successful. Concurrently, we have been evaluating strategic alternatives to maximize stockholder value, which could involve, without limitation, exploring the potential for a possible merger, business combination, investment into the Company, or a purchase, license or other acquisition of assets. However, there is no assurance that we will be successful in our pursuit of a strategic alternative, failure of which may have a material adverse impact on our business, financial condition, and results of operations.

We are substantially dependent on our remaining employees to facilitate the consummation of a strategic transaction. We could lose such key employees, in particular, as a result of the ADAIR data.

Our cash conservation activities may yield unintended consequences, such as attrition and reduced employee morale, which may cause remaining employees to seek alternative employment. Our ability to successfully complete a strategic transaction depends in large part on our ability to retain certain personnel, particularly David Baker, our Chief Executive Officer, and Leanne Kelly, our Chief Financial Officer. Despite our efforts to retain these employees, one or more may terminate their employment on short notice. The loss of the services of any of these employees could potentially harm our ability to evaluate and pursue strategic alternatives, as well as fulfill our reporting obligations as a public company.

Competition among biotechnology companies for qualified employees is intense, and our ability to retain our key employees is critical to our ability to effectively manage our resources and consummate a strategic transaction. If we develop new product candidates, such development would require expertise from a number of different disciplines, some of which are not widely available. The results of the SEAL study of ADAIR will likely make it more challenging to retain qualified personnel and more difficult to recruit personnel in the future, if necessary. If we fail to attract new personnel or fails to retain and motivate our current personnel, our business and future growth prospects and our ability to consummate a strategic transaction would be harmed.

Risks related to Our Business, Technology and Industry

We have no approved products and have a limited operating history, which may make it difficult to evaluate our technology and product development capabilities and predict our future performance.

We have no products approved for commercial sale and have not generated any revenue from product sales. Our ability to generate product revenue or profits was dependent on the successful development and eventual commercialization of ADAIR. Given that the topline data from our SEAL study of ADAIR for the treatment of ADHD failed to meet statistical significance for the primary endpoint of Emax Drug Liking ad we are assessing the best path forward for the ADAIR program, we may never be able to develop or commercialize a marketable product.

Our current and future programs and product candidates will require additional discovery research, preclinical development, clinical development, regulatory approval to commercialize the product, manufacturing validation, obtaining manufacturing supply, capacity and expertise, building of a commercial and distribution organization, substantial investment and significant marketing efforts before we generate any revenue from product sales. In addition, any drug product candidate must be approved for marketing by the FDA or certain other health regulatory agencies before we may commercialize any product in the respective jurisdictions.

Our limited operating history may make it difficult to evaluate our, or any new, technology and industry and predict its future performance. Our short history as an operating company makes any assessment of our future success or viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by early-stage companies in evolving fields. If we do not address these risks successfully, our business will suffer. Similarly, we expect that our financial condition and operating results will fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. As a result, our stockholders should not rely upon the results of any quarterly or annual period as an indicator of future operating performance.

We have incurred net losses in every year since our inception and we anticipate that we will continue to incur net losses in the future.

We are a biopharmaceutical company with a limited operating history. Investment in product development in the healthcare industry, including of biopharmaceutical products, is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date. As a result, we are not profitable and have incurred losses in each period since our inception. For the three months ended March 31, 2022, we reported a net loss of $2.6 million. As of March 31, 2022, we had an accumulated deficit of $24.5 million.

To become and remain profitable, we or any potential future collaborator must develop and eventually commercialize products with significant market potential at an adequate profit margin after cost of goods sold and other expenses. This will require us to be successful in a range of challenging activities, including completing clinical trials, manufacturing, marketing and selling products for which we may obtain marketing approval and satisfying any post-marketing requirements. We may never succeed in any or all of these activities and, even if we do, we may never generate revenue that is significant enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of the Company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations.

We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

Additional capital will be required to fund our operations, ADAIR product development activities or the development of any new product. If we fail to obtain necessary financing, we will not be able to complete the development and commercialization of product candidates.

Our operations have consumed substantial amounts of cash since inception. While we plan to significantly decrease our research and development expenses as we assess the best path forward for ADAIR, we expect to continue to spend a considerable amount of resources on pursuing strategic opportunities. Furthermore, to further the development of ADAIR or any other product candidates, we would be required to spend substantial amounts to conduct clinical trials of such programs, to validate the manufacturing process and specifications for any such product candidate, to seek regulatory approvals for such product candidate and to launch and commercialize any products for which we receive regulatory approval, including potentially building our own commercial organization. As of March 31, 2022, we had $5.2 million of cash, cash equivalents and marketable securities on hand. Our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we currently expect and may change if our business plan changes from our current expected operating plan. Our monthly spending levels will vary based on development and corporate activities. Because of the uncertainty regarding our future development pathway, we are unable to estimate the actual funds we will require for development of any potential product candidate and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:
•the timing and structure of any strategic options that we pursue;
•the terms of any collaboration agreements we may choose to initiate or conclude;
•the outcome, timing and cost of meeting regulatory requirements established by the FDA, and other comparable foreign regulatory authorities;

•delay or failure in obtaining the necessary approvals from regulators or institutional review boards (IRBs) in order to commence a clinical trial at a prospective trial site, or their suspension or termination of a clinical trial once commenced;
•failure of third-party contractors, such as contract research organizations (CROs), or investigators to comply with regulatory requirements, including Good Clinical Practices (GCPs);
•governmental or regulatory delays and changes in regulation or policy relating to the development and commercialization of a product candidate by the FDA or other comparable foreign regulatory authorities;
•undertaking and completing additional pre-clinical studies to generate data required to support the clinical development of a product candidate;
•inability to enroll sufficient patients to complete a protocol;
•difficulty in having patients complete a trial or return for post-treatment follow-up;
•clinical sites deviating from trial protocol or dropping out of a trial;
•problems with biopharmaceutical product candidate storage, stability and distribution;
•our inability to add new or additional clinical trial sites;
•varying interpretations of the data generated from our preclinical or clinical trials;
•inability to manufacture, or obtain from third parties, adequate supply of biopharmaceutical product candidate sufficient to complete our preclinical studies and clinical trials;
•the costs of establishing, maintaining, and overseeing a quality system compliant with current good manufacturing practice requirements (cGMPs) and a supply chain for the development and manufacture of our product candidate;
•the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against us;
•the effect of competing technological and market developments;
•the cost and timing of establishing, expanding and scaling manufacturing capabilities;
•the cost of establishing sales, marketing and distribution capabilities for any product candidate for which we may receive regulatory approval in regions where we choose to commercialize its products on our own; and
•potential unforeseen business disruptions or market fluctuations that delay our product development or clinical trials and increase our costs or expenses, such as business or operational disruptions, delays, or system failures due to malware, unauthorized access, terrorism, war, natural disasters, strikes, geopolitical conflicts, restrictions on trade, import or export restrictions, or public health crises, such as the current COVID-19 outbreak.

We do not have any committed external source of funds or other support for our development efforts, and we cannot be certain that additional funding will be available on acceptable terms, or at all. Until we can generate sufficient product or royalty revenue to finance our cash requirements, which we may never do, we expect to finance its future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. If we raise additional funds through public or private equity offerings, the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. Further, to the extent that we raise additional capital through the sale of common stock or securities convertible into or exchangeable for common stock, each existing investors’ ownership interest will be diluted. If we raise additional capital through debt financing, we would be subject to fixed payment obligations and may be subject to covenants limiting or restricting its ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends or acquiring or licensing intellectual property rights. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to its product candidate, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. We also could be required to seek collaborators for one or more of our current or future product candidates at an earlier stage than otherwise would be desirable or relinquish our rights to product candidates or technologies that we otherwise would seek to develop or commercialize ourself. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our other research and development initiatives. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.
Item 2. Unregistered Sales of Securities.
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

VALLON PHARMACEUTICALS, INC.

Date: May 9, 2022	By:	/s/ Leanne M. Kelly
Name: Leanne M. Kelly
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)