Form 10-Q
period 2022-06-30
Vallon Pharmaceuticals, Inc.
filed 2022-07-28
CIK 1824293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
June 30, 2022

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
(267)-607-8255
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of July 27, 2022, 10,512,836 shares of the Registrant’s Common Stock were outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to management. Some of the statements in the sections captioned “Part I—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Quarterly Report contain forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:
•our ability to identify, evaluate and complete any strategic alternative that yields value for our stockholders;
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
•our expectations regarding the period during which we will qualify as an emerging growth company under the JOBS Act or a smaller reporting company under the Exchange Act; and
•our ability to maintain the listing of our common stock on The Nasdaq Capital Market.
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
iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Vallon Pharmaceuticals, Inc.
Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$5,221	$3,702
Marketable securities, available-for-sale	1,749	3,808
Prepaid expenses and other current assets	868	619
Total current assets	7,838	8,129
Other assets	169	206
Total assets	$8,007	$8,335

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,810	$918
Accrued expenses	854	1,430
Warrant liability	1,554	—
Other current liabilities	104	97
Total current liabilities	4,322	2,445
Other liabilities	19	72
Total liabilities	4,341	2,517

Commitments and contingencies (Note 10)

Stockholders' equity:
Common stock, $0.0001 par value; 250,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 10,512,836 and 6,812,836 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	1	—
Additional paid-in-capital	29,978	27,722
Accumulated other comprehensive loss	(3)	(2)
Accumulated deficit	(26,310)	(21,902)
Total stockholders’ equity	3,666	5,818
Total liabilities and stockholders' equity	$8,007	$8,335
See accompanying notes to unaudited interim financial statements.

Vallon Pharmaceuticals, Inc.
Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Operating expenses:
Research and development	278	1,202	1,548	2,974
General and administrative	1,228	1,108	2,592	1,938
Total operating expenses	1,506	2,310	4,140	4,912
Loss from operations	(1,506)	(2,310)	(4,140)	(4,912)
Other income	—	—	—	61
Revaluation of derivative liability	—	—	—	(89)
Change in fair value of warrant liability	(266)	—	(266)	—
Interest expense, net	(1)	(2)	(2)	(10)
Net loss	$(1,773)	$(2,312)	$(4,408)	$(4,950)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	$3	$—	$(1)	$—
Total comprehensive loss	$(1,770)	$(2,312)	$(4,409)	$(4,950)

Net loss per share of common stock, basic and diluted	$(0.20)	$(0.34)	$(0.57)	$(0.79)
Weighted-average common shares outstanding, basic and diluted	8,683,166	6,812,836	7,753,167	6,264,854
See accompanying notes to unaudited interim financial statements.

Vallon Pharmaceuticals, Inc.
Statements of Changes in Stockholders’ Equity (Deficit)
(in thousands, except shares)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity (Deficit)
	Shares	Amount
Balance, December 31, 2020	4,506,216	$—	$11,145	$—	$(12,599)	$(1,454)
Issuance of common stock for convertible notes	54,906	—	439	—	—	439
Issuance of common stock for IPO, net of issuance expenses	2,250,000	—	15,104	—	—	15,104
Issuance of common stock for services	1,714	—	9	—	—	9
Issuance of Underwriters Warrants	—	—	399	—	—	399
Stock-based compensation	—	—	168	—	—	168
Net loss	—	—	—	—	(2,638)	(2,638)
Balance, March 31, 2021	6,812,836	—	27,264	—	(15,237)	12,027
Stock-based compensation	—	—	138	—	—	138
Net loss	—	—	—	—	(2,312)	(2,312)
Balance, June 30, 2021	6,812,836	$—	$27,402	$—	$(17,549)	$9,853

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2021	6,812,836	$—	$27,722	$(2)	$(21,902)	$5,818
Stock-based compensation	—	—	181	—	—	181
Unrealized loss on marketable securities, available-for-sale	—	—	—	(4)		(4)
Net loss	—	—	—	—	(2,635)	(2,635)
Balance, March 31, 2022	6,812,836	—	27,903	(6)	(24,537)	3,360
Issuance of common stock, net of offering expenses	3,700,000	1	2,160	—	—	2,161
Stock-based compensation	—	—	(85)	—	—	(85)
Unrealized gain on marketable securities, available-for-sale	—	—	—	3	—	3
Net loss	—	—	—	—	(1,773)	(1,773)
Balance, June 30, 2022	10,512,836	$1	$29,978	$(3)	$(26,310)	$3,666
See accompanying notes to unaudited interim financial statements.

Vallon Pharmaceuticals, Inc.
Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities:
Net loss	$(4,408)	$(4,950)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of finance lease right-of-use asset	37	36
Amortization of marketable securities premiums	27	—
Stock-based compensation expense	96	306
Revaluation of derivative liability	—	89
Change in fair value of warrant liability	266	—
Forgiveness of PPP note	—	(61)
Non-cash interest, depreciation and other expense	—	2
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(246)	(379)
Accounts payable	892	(330)
Accrued expenses	(576)	(153)
Cash used in operating activities	(3,912)	(5,440)

Investing activities:
Purchase of marketable securities	(492)	—
Sale of marketable securities	2,522	—
Cash provided by investing activities	2,030	—

Financing activities:
Proceeds from issuance of common stock and warrants, net of offering expenses	3,447	15,503
Proceeds from convertible notes	—	350
Payment of finance lease liability	(46)	(62)
Cash provided by financing activities	3,401	15,791

Net increase in cash and cash equivalents	1,519	10,351
Cash and cash equivalents, at beginning of period	3,702	109
Cash and cash equivalents, at end of period	$5,221	$10,460
Supplemental disclosure of cash flows information:
Noncash financing activities:
Conversion of convertible notes to common stock	$—	$350
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
The SEAL study did not meet its primary endpoint, which was Emax Drug Liking. ADAIR scored similarly to what was observed in an earlier proof-of-concept study, however, reference dextroamphetamine did not score as high as expected and as seen in the previous study, thus driving the lack of statistical significance. The SEAL study did meet all pharmacodynamic secondary endpoints including Overall Drug Liking and willingness to Take Drug Again at 12 and 24 hours post-dosing, demonstrating statistical significance.
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
2.    LIQUIDITY
These financial statements have been prepared on the basis that the Company is a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not generated any significant revenues from operations since inception and does not expect to do so in the foreseeable future. The Company has incurred operating losses since its inception and has incurred an accumulated deficit of $26,310 through June 30, 2022. The Company has financed its working capital requirements to date through the issuance of common stock, warrants, convertible notes, short-term promissory notes, and a Paycheck Protection Program (PPP) promissory note.
In January 2021, the Company completed a $350 convertible note financing and in February 2021, the Company completed the initial public offering (IPO), raising net proceeds of $15,500.

On May 17, 2022, the Company entered into a Securities Purchase Agreement with certain investors (the Securities Purchase Agreement) for the sale of up to 3,700,000 shares of the Company’s common stock, par value $0.0001 per share (the Shares), at a purchase price of $1.0632 per Share in a registered direct offering (the Offering). In a concurrent private placement also pursuant to the Securities Purchase Agreement (the Private Placement), for each Share of common stock purchased by an investor, such investor was entitled receive from the Company an unregistered warrant (the Warrant and, together with the Shares, the Securities) to purchase one Share of common stock. The gross proceeds from the Offering and Private Placement were approximately $3,900, before deducting fees payable to the placement agent and other estimated offering expenses payable by the Company of approximately $572, of which $85 related to the warrants was expensed.

As of June 30, 2022, the Company had cash, cash equivalents and marketable securities of approximately $6,970.

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
In the opinion of management, the unaudited interim financial statements furnished herein include all normal and recurring adjustments considered necessary to present fairly the Company’s financial position as of June 30, 2022, and the results of operations and stockholders’ equity (deficit) for the three and six months ended June 30, 2022 and 2021 and cash flows for the six months ended June 30, 2022 and 2021. Results of operations for the three and six months ended June 30, 2022, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2022. The unaudited interim financial statements, presented herein, do not contain the required disclosures under GAAP for annual financial statements. The accompanying unaudited interim financial statements should be read in conjunction with the annual audited financial statements and related notes as of and for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 14, 2022.
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

Warrant Liabilities

The Company evaluated the warrants issued in connection with the May 2022 registered direct financing (Note 7) in accordance with ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity (ASC 815-40), and concluded that a provision in the warrants related to the reduction of the exercise price in certain circumstances precludes the warrants from being accounted for as components of equity. As the warrants meet the definition of a derivative as contemplated in ASC 815, the warrants are recorded as derivative liabilities on the Balance Sheets and measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statements of Operations and Comprehensive Loss in the period of change.

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
Recent Accounting Pronouncements
The Company considered the applicability and impact of all ASUs issued during the quarter ended June 30, 2022 and each was determined to be either not applicable or expected to have minimal impact on these financial statements.

4.    MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS
Marketable Securities
The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of June 30, 2022
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Debt securities:
Municipal bonds	1,752	—	(3)	1,749
Total	$1,752	$—	$(3)	$1,749

	As of December 31, 2021
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Debt securities:
Corporate bonds	$1,153	$—	$(1)	$1,152
Municipal bonds	2,657	—	(1)	2,656
Total	$3,810	$—	$(2)	$3,808

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

As of June 30, 2022, the Company’s financial instruments included cash and cash equivalents, marketable securities, prepaid expenses and other current assets, accounts payable, accrued expenses, and the warrant liability. The carrying amounts reported in the balance sheets for cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair value based on the short-term maturity of these instruments. The Company recognizes transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer.

The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable securities, available-for-sale	$—	$1,749	$—
Liabilities:
Warrant Liability	$—	$—	$1,554

On May 17, 2022, the Company issued 3,700,000 shares of common stock pursuant to a securities purchase agreement at a purchase price of $1.0632 per share in a registered direct offering (Note 7). In connection with the registered direct offering, the Company issued warrants to purchase an aggregate of 3,700,000 shares of common stock at an exercise price of $0.9382 per share. The warrants were classified as a liability in accordance with ASC 815-40 and the fair value of $1,554 is reflected in warrant liability on the Balance Sheet. The warrant liability was measured at fair value at inception and is revalued at each financial statement date, with changes in fair value presented within change in fair value of warrant liability in the Statement of Operations and Comprehensive Loss.
The following table presents the changes is the fair value of the Level 3 liability:

Warrant Liability
Fair value as of December 31, 2021	$—
Initial measurement on May 17, 2022	1,288
Change in valuation	266
Balance, June 30, 2022	$1,554

The Black-Scholes valuation model was used to estimate the fair value of the warrants with the following weighted-average assumptions:

(Initial Measurement)
	May 17, 2022	June 30, 2022
Volatility	130.8%	132.3%
Expected term in years	2.5	2.5
Dividend rate	0.0%	0.0%
Risk-free interest rate	2.665%	2.955%

The fair value of the embedded derivative liability identified in the 2021 Convertible Notes (Note 6) was a Level 3 fair value measurement. As of February 12, 2021, the embedded derivative was remeasured based upon the conversion price of $8.00 per share upon closing of the IPO. As such, an expense of $89 was recorded during the six months ended June 30, 2021.

The following table summarizes the estimated fair value of our investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of June 30, 2022
Due in 1 year	$1,749
Due in 1-5 years	—
Due in 5-10 years	—
Due after 10 years	—
Total	$1,749

5. ACCRUED EXPENSES
Accrued expenses consist of the following:

	June 30, 2022	December 31, 2021
Research and development	$469	$894
General and administrative	56	183
Payroll and related	277	291
Licensing related	52	62
Total accrued expenses	$854	$1,430
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

7.    STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock
In February 2021, the Company completed the IPO of 2,250,000 shares of common stock at a public offering price of $8.00 per share. The gross proceeds from the IPO, before deducting underwriting discounts, commissions and other offering expenses payable by the Company, were $18,000. Underwriting discounts and expenses totaled $1,600 and the Company incurred approximately $905 of additional expenses related to completing the IPO for aggregate net proceeds were approximately $15,500.
On May 17, 2022, the Company sold 3,700,000 shares of common stock pursuant to a securities purchase agreement at a purchase price of $1.0632 per share in a registered direct offering (the Offering). The gross proceeds from the Offering were approximately $3,900, before deducting fees payable to the placement agent and other estimated offering expenses payable by the Company of approximately $572 of which $85 related to the warrants was expensed.
Common Stock Warrants
In connection with the IPO, the Company granted the underwriters warrants (the Underwriters' Warrants) to purchase an aggregate of 112,500 shares of common stock at an exercise price of $10.00 per share. The Underwriters’ Warrants have a five-year term and are not exercisable prior to August 12, 2021. All of the Underwriters’ Warrants were outstanding as of June 30, 2022. The warrants were classified as equity and the fair value of $399 is reflected as additional paid-in capital. The Black-Scholes option-pricing model was used to estimate the fair value of the warrants with the following weighted-average assumptions:

Volatility	85.0%
Expected term in years	2.5
Dividend rate	0.0%
Risk-free interest rate	0.155%
In connection with the Offering, the Company issued warrants to purchase an aggregate of 3,700,000 shares of common stock at an exercise price of $0.9382 per share. The warrants have a five-year term. All of the warrants were outstanding as of June 30, 2022. The warrants were classified as a liability and the fair value of $1,554 is reflected in warrant liability on the balance sheet. The Black-Scholes option-pricing model was used to estimate the initial fair value of the warrants with the following weighted-average assumptions:

Volatility	130.8%
Expected term in years	2.5
Dividend rate	0.0%
Risk-free interest rate	2.665%
8.    STOCK-BASED COMPENSATION
The Company recorded stock-based compensation related to stock options and shares issued under the Company’s 2018 Equity Incentive Plan (2018 Plan) in the following expense categories of its accompanying statements of operations for the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$(129)	$18	$(111)	$39
General and administrative	44	120	207	267
Total	$(85)	$138	$96	$306

Stock Options
The Company has granted stock options to purchase its common stock to employees and consultants under the 2018 Plan, under which the Company may issue stock options, restricted stock and other equity-based awards. The Company has also granted certain stock options outside of the 2018 Plan. Stock options granted by the Company generally have a contractual life of up to 10 years.
The Company measures equity-based awards granted to employees, and non-employees based on their fair value on the date of the grant and recognizes compensation expense for those awards over the requisite service period or performance-based period, which is generally the vesting period of the respective award. The measurement date for service-based equity awards is the date of grant, and equity-based compensation costs are recognized as expense over the requisite service period, which is the vesting period for certain performance-based awards. The Company records expense for performance-based awards if it concludes that it is probable that the performance condition will be achieved.
The table below represents the activity of stock options granted to employees and non-employees for the six months ended June 30, 2022:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding at December 31, 2021	708,490	$3.60	8.64
Granted	204,500	$5.22
Exercised	—	—
Forfeited	182,290	—
Outstanding at June 30, 2022	730,700	$3.92	8.51
Exercisable at June 30, 2022	315,888	$3.36	7.88

The Black-Scholes option-pricing model was used to estimate the grant date fair value of each stock option grant at the time of grant using the following weighted-average assumptions:

	For the Six Months Ended June 30,
	2022	2021
Volatility	90.39%	83.50%
Expected term in years	5.98	5.90
Dividend rate	0.00%	0.00%
Risk-free interest rate	2.00%	0.99%
Fair value of option on grant date	$3.86	$3.87
At June 30, 2022, the unrecognized compensation cost related to unvested stock options expected to vest was $1,132. This unrecognized compensation is expected to be recognized over a weighted-average amortization period of 2.71 years.

Restricted Stock Units

The Company has issued performance-based restricted stock units (RSUs). Vesting of the performance-based RSUs is subject to the achievement of certain milestones.

The following table summarizes the activity related to RSUs granted to employees for the three months ended June 30, 2022:

Shares
Outstanding at December 31, 2021	—
Granted	150,000
Vested and settled	—
Expired/forfeited/canceled	—
Outstanding at June 30, 2022	150,000

During the six months ended June 30, 2022, the Company granted 150,000 RSUs at a grant date fair value of $0.5552, all of which were performance-based RSUs. As of June 30, 2022, the milestones associated with the performance-based RSUs were not probable of achievement, and accordingly, no stock-based compensation expense has been recognized for these awards. The unrecognized compensation cost related to unvested performance-based RSUs was $83, which will be recognized commencing in the period in which the performance condition is deemed probable of achievement.

9.    RELATED PARTY TRANSACTIONS
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
COVID-19 Impact
The global COVID-19 pandemic continues to present uncertainty and unforeseeable new risks to the Company’s operations and business plan. The Company has closely monitored recent COVID-19 developments, including the lifting of COVID-19 safety measures, the drop in vaccination rates, the implementation of, and reaction to, vaccine mandates, the spread of new strains or variants of coronavirus (such as the Delta and Omicron variants), and supply chain and labor shortages. In light of these developments, the full impact of the COVID-19 pandemic on the Company’s business, operations and clinical development plans remains uncertain and will vary depending on the pandemic’s future impact on the Company’s clinical trial enrollment (including the Company’s ability to recruit and retain patients), clinical trial sites, CROs, third-party manufacturers, and other third parties with whom we do business, as well as any legal or regulatory consequences resulting therefrom. To the extent possible, the Company is conducting business as usual, with necessary or advisable modifications to employee travel and with most of its employees and consultants working remotely. The Company will continue to actively monitor the COVID-19 pandemic and may take further actions that alter its operations, including those that may be required by federal, state or local authorities, or that the Company determines are in the best interests of its employees and other third parties with whom the Company does business.

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
The SEAL study did not meet its primary endpoint, which was Emax Drug Liking. ADAIR scored similarly to what was observed in an earlier proof-of-concept study, however, reference dextroamphetamine did not score as high as expected and as seen in the previous study, thus driving the lack of statistical significance. The SEAL study did meet all pharmacodynamic secondary endpoints including Overall Drug Liking and willingness to Take Drug Again at 12 and 24 hours post-dosing, demonstrating statistical significance.

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

COVID-19
The global COVID-19 pandemic continues to present uncertainty and unforeseeable new risks to our operations and business plan. We have closely monitored recent COVID-19 developments, including the lifting of COVID-19 safety measures, the drop in vaccination rates, the implementation of, and reaction to, vaccine mandates, the spread of new strains or variants of the coronavirus (such as the Delta and Omicron variants), and supply chain and labor shortages. In light of these developments, the full impact of the COVID-19 pandemic on our business, operations and clinical development plans remains uncertain and will vary depending on the pandemic’s future impact on our clinical trial enrollment (including our ability to recruit and retain patients), clinical trial sites, CROs, third-party manufacturers, and other third parties with whom we do business, as well as any legal or regulatory consequences resulting therefrom. To the extent possible, we are conducting business as usual, with necessary or advisable modifications to employee travel and with most of our employees and consultants working remotely. We will continue to actively monitor the COVID-19 pandemic and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business.
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
We incur costs associated with being a public company, including expenses related to services associated with maintaining compliance with The Nasdaq Capital Market and SEC requirements, directors and officers insurance, legal and accounting costs and investor relations costs. Our general and administrative expenses may increase due to increases in professional and advisory fees as we evaluate our strategic alternatives.

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

Warrant Liability and Change in Fair Value

We evaluated the warrants issued in connection with the May 2022 registered direct financing in accordance with ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity (ASC 815-40), and concluded that a provision in the warrants related to the reduction of the exercise price in certain circumstances precludes the warrants from being accounted for as components of equity. As the warrants meet the definition of a derivative as contemplated in ASC 815, the warrants are recorded as derivative liabilities on the Balance Sheets and measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statements of Operations and Comprehensive Loss in the period of change.
Interest Expense, net
Interest expense, net, consists of interest earned on our cash, cash equivalents and marketable securities held with institutional banks, the amortization of discounts and accretion of premiums on marketable securities and interest expense on our finance lease of equipment utilized in the commercial scale manufacturing of ADAIR.
Results of Operations
Comparison of the Three Months Ended June 30, 2022 and 2021
The following table summarizes the results of our operations for the periods indicated (in thousands):

	Three Months Ended June 30,
	2022	2021
Operating expenses:
Research and development	278	1,202
General and administrative	1,228	1,108
Total operating expenses	1,506	2,310
Loss from operations	(1,506)	(2,310)
Change in fair value of warrant liability	(266)	—
Interest expense, net	(1)	(2)
Net loss	$(1,773)	$(2,312)
Research and Development Expenses
Research and development expenses were $0.3 million and $1.2 million for the three months ended June 30, 2022 and 2021, respectively. The $0.9 million decrease in research and development expenses was primarily due to a decrease of $0.8 million in expenses related to the registration development program of ADAIR and a decrease of  $0.1 million in personnel expenses, including stock-based compensation expense.

General and Administrative Expenses
General and administrative expenses were $1.2 million and $1.1 million for the three months ended June 30, 2022 and 2021. The $0.1 million increase in general and administrative expenses was primarily due to a $0.3 million increase in public company expense and consulting fees offset by a $0.2 million decrease in personnel expense, including stock-based compensation, and insurance expenses.

Change in Fair Value of Warrant Liability
In May 2022, we issued 3,700,000 shares of common stock pursuant to a securities purchase agreement at a purchase price of $1.0632 per share in a registered direct offering. In connection with the registered direct offering, we issued warrants to purchase an aggregate of 3,700,000 shares of common stock at an exercise price of $0.9382 per share. The warrants were classified as a liability in accordance with ASC 815-40 and the fair value of $1.3 million was recorded as a liability at inception. The change in fair value of $0.3 million represents the increase in the fair value of the warrant liability from $1.3 million at inception to $1.6 million at June 30, 2022.
Comparison of the Six Months Ended June 30, 2022 and 2021
The following table summarizes the results of our operations for the periods indicated (in thousands):

	Six Months Ended June 30,
	2022	2021
Operating expenses:
Research and development	1,548	2,974
General and administrative	2,592	1,938
Total operating expenses	4,140	4,912
Loss from operations	(4,140)	(4,912)
Other income	—	61
Revaluation of derivative liability	—	(89)
Change in fair value of warrant liability	(266)	—
Interest expense, net	(2)	(10)
Net loss	$(4,408)	$(4,950)
Research and Development Expenses
Research and development expenses were $1.5 million and $3.0 million for the six months ended June 30, 2022 and 2021, respectively. The $1.5 million decrease in research and development expenses was primarily due to a decrease of $1.5 million in expenses related to the registration development program of ADAIR.
General and Administrative Expenses
General and administrative expenses were $2.6 million and $1.9 million for the six months ended June 30, 2022 and 2021, respectively. The $0.7 million increase was primarily related to increased costs for public company expenses of $0.3 million, consulting fees of $0.2 million, insurance expense of $0.1 million and personnel expense, including non-cash stock compensation, of $0.1 million.
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

Revaluation of Derivative Liability
During the six months ended June 30, 2022, pursuant to ASC-815, we revalued the embedded derivative liability associated with the 2021 Convertible Notes, resulting in $89,000 in the fair value of the derivative liability associated with the 2021 Convertible Notes.

Change in Fair Value of Warrant Liability
In May 2022, we issued 3,700,000 shares of common stock pursuant to a securities purchase agreement at a purchase price of $1.0632 per share in a registered direct offering. In connection with the registered direct offering, we issued warrants to purchase an aggregate of 3,700,000 shares of common stock at an exercise price of $0.9382 per share. The warrants were classified as a liability in accordance with ASC 815-40 and the fair value of $1.3 million was recorded as a liability at inception. The change in fair value of $0.3 million represents the increase in the fair value of the warrant liability from $1.3 million at inception to $1.6 million at June 30, 2022.
Liquidity and Capital Resources
Since inception, we have incurred losses and expect to continue to incur losses for the foreseeable future. We incurred net losses of $4.4 million and $5.0 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $26.3 million.
We have financed our working capital requirements to date through the issuance of common stock, warrants, convertible notes, short-term promissory notes, and a PPP promissory note. As of June 30, 2022, we had $5.2 million in cash and cash equivalents.
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$(3,912)	$(5,440)
Investing activities	2,030	—
Financing activities	3,401	15,791
Net increase in cash and cash equivalents	$1,519	$10,351
Cash Flows from Operating Activities
For the six months ended June 30, 2022 and 2021, $3.9 million and $5.4 million were used in operating activities, respectively. The $1.6 million decrease was primarily due to a $0.6 million decrease in our net loss as well as a decrease in cash used for prepaid expense and other assets and accounts payable of $1.4 million, offset by a $0.4 million increase in cash used for accrued expenses.
Cash Flows from Investing Activities
Net cash used in investing activities was $2.0 million for the six months ended June 30, 2022, which was related to purchases and sales of marketable securities.
Cash Flows from Financing Activities
Net cash provided by financing activities was $3.4 million during the six-month period ended June 30, 2022, which was related to net proceeds of $3.4 million from the sale of common stock and warrants in a registered direct financing in May 2022 offset by payments related to our finance lease of $46,000. Net cash provided by financing activities was $15.8 million for the six months ended June 30, 2021 and was primarily related to the net proceeds from our IPO and 2021 Convertible Notes financings.
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
The Company’s critical accounting policies are described in Note 3, “Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K filed with the SEC on February 14, 2022. There have been no material changes to the significant accounting policies during the six months ended June 30, 2022, except for items mentioned in Note 3 of the unaudited interim financial statements in this Quarterly Report on Form 10-Q.
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
Item 4. Controls and Procedures.
Management’s Evaluation of our Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of June 30, 2022. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures, as defined above, are effective.
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
•Our prospects were highly dependent on a single product candidate, ADAIR. As the SEAL study of ADAIR did not meet its predefined clinical endpoint, we are currently assessing the best path forward for ADAIR and have been evaluating other strategic alternatives to maximize stockholder value, which may not be successful.
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

We have no products approved for commercial sale and have not generated any revenue from product sales. Our ability to generate product revenue or profits was dependent on the successful development and eventual commercialization of ADAIR. Given that the topline data from our SEAL study of ADAIR for the treatment of ADHD failed to meet statistical significance for the primary endpoint of Emax Drug Liking and we are assessing the best path forward for the ADAIR program, we may never be able to develop or commercialize a marketable product.

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

We are a biopharmaceutical company with a limited operating history. Investment in product development in the healthcare industry, including of biopharmaceutical products, is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date. As a result, we are not profitable and have incurred losses in each period since our inception. For the six months ended June 30, 2022, we reported a net loss of $4.4 million. As of June 30, 2022, we had an accumulated deficit of 26.3 million.

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

Our operations have consumed substantial amounts of cash since inception. While we plan to significantly decrease our research and development expenses as we assess the best path forward for ADAIR, we expect to continue to spend a considerable amount of resources on pursuing strategic opportunities. Furthermore, to move forward with the development of ADAIR or any other product candidates, we would be required to spend substantial amounts to conduct clinical trials of such programs, to validate the manufacturing process and specifications for any such product candidate, to seek regulatory approvals for such product candidate and to launch and commercialize any products for which we receive regulatory approval, including potentially building our own commercial organization. As of June 30, 2022, we had $7.0 million of cash, cash equivalents and marketable securities on hand. Our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we currently expect and may change if our business plan changes from our current expected operating plan. Our monthly spending levels will vary based on development and corporate activities. Because of the uncertainty regarding our future development pathway, we are unable to estimate the actual funds we will require for development of any potential product candidate and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:
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
•inability to enroll sufficient patients to complete clinical trials;
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

3.4	Amendment No. 1 to the Amended and Restated Bylaws of Vallon Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on May 18 2022).

10.1
Placement Agency Agreement, dated May 13, 2022, between Vallon Pharmaceuticals, Inc. and Ladenburg Thalmann & Co., Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on May 13, 2022).

10.2	Non-Employee Director Compensation Program of Vallon Pharmaceuticals, Inc., effective on June 9, 2022.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	iXBRL Instance Document

101.SCH	iXBRL Taxonomy Extension Schema Document

101.CAL	iXBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	iXBRL Taxonomy Extension Definition Linkbase Document

101.LAB	iXBRL Taxonomy Extension Label Linkbase Document

101.PRE	iXBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

VALLON PHARMACEUTICALS, INC.

Date: July 28, 2022	By:	/s/ Leanne M. Kelly
Name: Leanne M. Kelly
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)