Form 10-Q
period 2022-09-30
Vallon Pharmaceuticals, Inc.
filed 2022-11-03
CIK 1824293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
September 30, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of November 2, 2022, 12,742,342 shares of the Registrant’s Common Stock were outstanding.

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
iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Vallon Pharmaceuticals, Inc.
Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$4,732	$3,702
Marketable securities, available-for-sale	419	3,808
Prepaid expenses and other current assets	418	619
Total current assets	5,569	8,129
Other assets	—	206
Total assets	$5,569	$8,335

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,185	$918
Accrued expenses	700	1,430
Warrant liability	225	—
Other current liabilities	—	97
Total current liabilities	2,110	2,445
Other liabilities	—	72
Total liabilities	2,110	2,517

Commitments and contingencies (Note 10)

Stockholders' equity:
Common stock, $0.0001 par value; 250,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 12,732,836 and 6,812,836 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	1	—
Additional paid-in-capital	30,802	27,722
Accumulated other comprehensive loss	(1)	(2)
Accumulated deficit	(27,343)	(21,902)
Total stockholders’ equity	3,459	5,818
Total liabilities and stockholders' equity	$5,569	$8,335
See accompanying notes to unaudited interim financial statements.

Vallon Pharmaceuticals, Inc.
Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Operating expenses:
Research and development	$(18)	$215	$1,529	$3,189
General and administrative	1,422	1,038	4,014	2,976
Total operating expenses	1,404	1,253	5,543	6,165
Loss from operations	(1,404)	(1,253)	(5,543)	(6,165)
Other income	—	—	—	61
Revaluation of derivative liability	—	—	—	(89)
Change in fair value of warrant liability	757	—	490	—
Loss on warrant conversion	(388)	—	(388)	—
Interest income (expense), net	2	(4)	—	(14)
Net loss	(1,033)	(1,257)	(5,441)	(6,207)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	2	(1)	1	(1)
Total comprehensive loss	$(1,031)	$(1,258)	$(5,440)	$(6,208)

Net loss per share of common stock, basic and diluted	$(0.09)	$(0.18)	$(0.59)	$(0.96)
Weighted-average common shares outstanding, basic and diluted	12,105,445	6,812,836	9,219,869	6,449,522
See accompanying notes to unaudited interim financial statements.

Vallon Pharmaceuticals, Inc.
Statements of Changes in Stockholders’ Equity (Deficit)
(in thousands, except shares)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity (Deficit)
	Shares	Amount
Balance, December 31, 2020	4,506,216	$—	$11,145	$—	$(12,599)	$(1,454)
Issuance of common stock for convertible notes	54,906	—	439	—	—	439
Issuance of common stock for IPO, net of issuance expenses	2,250,000	—	15,104	—	—	15,104
Issuance of common stock for services	1,714	—	9	—	—	9
Issuance of Underwriters Warrants	—	—	399	—	—	399
Stock-based compensation	—	—	168	—	—	168
Net loss	—	—	—	—	(2,638)	(2,638)
Balance, March 31, 2021	6,812,836	—	27,264	—	(15,237)	12,027
Stock-based compensation	—	—	138	—	—	138
Net loss	—	—	—	—	(2,312)	(2,312)
Balance, June 30, 2021	6,812,836	—	27,402	—	(17,549)	9,853
Stock-based compensation	—	—	134	—	—	134
Unrealized loss on investments	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(1,257)	(1,257)
Balance September 30, 2021	6,812,836	$—	$27,536	$(1)	$(18,806)	$8,729

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2021	6,812,836	$—	$27,722	$(2)	$(21,902)	$5,818
Stock-based compensation	—	—	181	—	—	181
Unrealized loss on marketable securities, available-for-sale	—	—	—	(4)		(4)
Net loss	—	—	—	—	(2,635)	(2,635)
Balance, March 31, 2022	6,812,836	—	27,903	(6)	(24,537)	3,360
Issuance of common stock, net of offering expenses	3,700,000	1	2,160	—	—	2,161
Stock-based compensation	—	—	(85)	—	—	(85)
Unrealized gain on marketable securities, available-for-sale	—	—	—	3	—	3
Net loss	—	—	—	—	(1,773)	(1,773)
Balance, June 30, 2022	10,512,836	1	29,978	(3)	(26,310)	3,666
Issuance of common stock upon warrant exercise	2,220,000	—	960	—	—	960
Stock-based compensation	—	—	(136)	—	—	(136)
Unrealized gain on marketable securities, available-for-sale	—	—	—	2	—	2
Net loss	—	—	—	—	(1,033)	(1,033)
Balance, September 30, 2022	12,732,836	$1	$30,802	$(1)	$(27,343)	$3,459
See accompanying notes to unaudited interim financial statements.

Vallon Pharmaceuticals, Inc.
Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities:
Net loss	$(5,441)	$(6,207)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of finance lease right-of-use asset	206	55
Amortization of marketable securities premiums	29	11
Stock-based compensation expense	(40)	440
Revaluation of derivative liability	—	89
Change in fair value of warrant liability	(490)	—
Loss on warrant conversion	388	—
Forgiveness of PPP note	—	(61)
Non-cash interest, depreciation and other expense	—	2
Change in operating assets and liabilities:
Prepaid expenses and other current assets	200	(213)
Accounts payable	114	(729)
Accrued expenses	(730)	(116)
Cash used in operating activities	(5,764)	(6,729)

Investing activities:
Purchase of marketable securities	(640)	(3,266)
Sale of marketable securities	4,002	—
Cash provided by (used in) investing activities	3,362	(3,266)

Financing activities:
Proceeds from issuance of common stock and warrants, net of offering expenses	3,447	15,503
Proceeds from convertible notes	—	350
Payment of finance lease liability	(15)	(83)
Cash provided by financing activities	3,432	15,770

Net increase in cash and cash equivalents	1,030	5,775
Cash and cash equivalents, at beginning of period	3,702	109
Cash and cash equivalents, at end of period	$4,732	$5,884
Supplemental disclosure of cash flows information:
Noncash financing activities:
Conversion of convertible notes to common stock	$—	$350
Finance lease liability costs included in accounts payable	$154	$—
Non-cash exercise of warrants	$960	$—
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

2.    LIQUIDITY
These financial statements have been prepared on the basis that the Company is a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not generated any significant revenues from operations since inception and does not expect to do so in the foreseeable future. The Company has incurred operating losses since its inception and has incurred and accumulated deficit of $27,343 through September 30, 2022. The Company has financed its working capital requirements to date through the issuance of common stock, warrants, convertible notes, short-term promissory notes, and a Paycheck Protection Program (PPP) promissory note.

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

As of September 30, 2022, the Company had cash, cash equivalents and marketable securities of approximately $5,151.
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
In the opinion of management, the unaudited interim financial statements furnished herein include all normal and recurring adjustments considered necessary to present fairly the Company’s financial position as of September 30, 2022, and the results of operations and stockholders’ equity (deficit) for the three and nine months ended September 30, 2022 and 2021 and cash flows for the nine months ended September 30, 2022 and 2021. Results of operations for the three and nine months ended September 30, 2022, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2022. The unaudited interim financial statements, presented herein, do not contain the required disclosures under GAAP for annual financial statements. The accompanying unaudited interim financial statements should be read in conjunction with the annual audited financial statements and related notes as of and for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 14, 2022.
Recapitalization
Immediately prior to the closing of the IPO (Note 7), the Company effected a one-for-40 reverse stock split of its common stock. All share and per share amounts, excluding the number of authorized shares and par value, contained in these financial statements and accompanying notes, and this Quarterly Report on Form 10-Q give retroactive effect to the reverse split.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the unaudited interim financial statements and the reported amounts of expenses during the reporting period. Estimates and assumptions are primarily made in relation to the valuation of share options, the embedded derivative of convertible notes, warrant issuance and subsequent warrant revaluations, valuation allowances relating to deferred tax assets, revenue recognition, accrued expenses and estimation of the incremental borrowing rate for the finance lease. If actual results differ from the Company’s estimates, or to the extent these estimates are adjusted in future periods, the Company’s results of operations could either benefit from, or be adversely affected by, any such change in estimate.
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
Warrant Liabilities, Change in Fair Value and Warrant Conversion
The Company evaluated the warrants issued in connection with the May 2022 registered direct financing (Note 7) in accordance with ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity (ASC 815-40), and concluded that a provision in the warrants related to the reduction of the exercise price in certain circumstances precludes the warrants from being accounted for as components of equity. As the warrants meet the definition of a derivative as contemplated in ASC 815, the warrants are recorded as derivative liabilities on the accompanying Balance Sheets and measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the accompanying Statements of Operations and Comprehensive Loss in the period of change. The derivative liabilities will ultimately be converted into the Company’s common stock when the warrants are exercised, or will be extinguished upon expiry of the warrant term. Upon exercise, the intrinsic value of the shares issued is transferred to stockholders’ equity. The difference between the intrinsic value of the stock issued and the fair value of the warrant is recorded as gain or loss on the exchange in the accompanying Statements of Operations and Comprehensive Loss in the period of exercise.
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

Recent Accounting Pronouncements
The Company considered the applicability and impact of all ASUs issued during the quarter ended September 30, 2022 and each was determined to be either not applicable or expected to have minimal impact on these financial statements.
4.    MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS

Marketable Securities

The following is a summary of the Company’s available for sale securities as of the dates indicated:

	As of September 30, 2022
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Debt securities:
Corporate bonds	$150	$—	$—	$150
Municipal bonds	270	—	(1)	269
Total	$420	$—	$(1)	$419

	As of December 31, 2021
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable Securities:
Debt securities:
Corporate bonds	$1,153	$—	$(1)	$1,152
Municipal bonds	2,657	—	(1)	2,656
Total	$3,810	$—	$(2)	$3,808

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

As of September 30, 2022, the Company’s financial instruments included cash and cash equivalents, marketable securities, prepaid expenses and other current assets, accounts payable, accrued expenses, and the warrant liability. The carrying amounts reported in the balance sheets for cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair value based on the short-term maturity of these instruments. The Company recognizes transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer.

The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable securities, available-for-sale	$—	$419	$—
Liabilities:
Warrant liability	$—	$—	$225

On May 17, 2022, the Company issued 3,700,000 shares of common stock pursuant to a securities purchase agreement at a purchase price of $1.0632 per share in a registered direct offering (Note 7). In connection with the registered direct offering, the Company issued warrants to purchase an aggregate of 3,700,000 shares of common stock at an exercise price of $0.9382 per share. The warrants were classified as a liability in accordance with ASC 815-40 and the fair value of $225 is reflected in warrant liability on the accompanying Balance Sheets. The warrant liability was measured at fair value at inception and is revalued at each financial statement date, with changes in fair value presented within change in fair value of warrant liability in the accompanying Statements of Operations and Comprehensive Loss.
On July 25, 2022, the Company amended the terms of the warrants issued in May 2022 to obligate each warrant holder who signed the warrant amendment (Applicable Holder) to effect a cashless exercise, in whole, by August 10, 2022 (the Expiration Date). The warrant amendment entitled the Applicable Holder to receive one share of common stock for each warrant in lieu of the aggregate number of shares of common stock that would have been received using the cashless exercise formula set forth in the warrant agreement (Alternate Cashless Exercise). If the warrants held by the Applicable Holders were not exercised by the Expiration Date, they were automatically exercised pursuant to the Alternate Cashless Exercise. A total of 2,220,000 warrants were exercised pursuant to the Alternate Cashless Exercise. As a result of the warrant conversion, the Company recognized a $573 reversal of the warrant liability.
The following table presents the changes is the fair value of the Level 3 liability:

Warrant Liability
Fair value as of December 31, 2021	$—
Initial measurement on May 17, 2022	1,288
Warrant conversion	(573)
Change in valuation	(490)
Balance as of September 30, 2022	$225
The Black-Scholes valuation model was used to estimate the fair value of the warrants with the following weighted-average assumptions:

(Initial Measurement)
	May 17, 2022	September 30, 2022
Volatility	130.8%	133.3%
Expected term in years	2.5	2.5
Dividend rate	0.0%	0.0%
Risk-free interest rate	2.665%	4.240%

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

The following table summarizes the estimated fair value of our investments in marketable debt securities with stated contractual maturity dates, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

As of September 30, 2022
Due in 1 year	$419
Due in 1-5 years	—
Due in 5-10 years	—
Due after 10 years	—
Total	$419
5.    ACCRUED EXPENSES
Accrued expenses consist of the following:

	September 30, 2022	December 31, 2021
Research and development	$297	$894
General and administrative	106	183
Payroll and related	297	291
Licensing related	—	62
Total accrued expenses	$700	$1,430
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
In connection with the Offering, the Company issued warrants to purchase an aggregate of 3,700,000 shares of common stock at an exercise price of $0.9382 per share. The warrants have a five-year term. The warrants were classified as a liability and are revalued at each balance sheet date.
On July 25, 2022, the Company amended the terms of the warrants issued in May 2022 to obligate each warrant holder who signed the warrant amendment (Applicable Holder) to effect a cashless exercise, in whole, by August 10, 2022 (the Expiration Date). The warrant amendment entitled the Applicable Holder to receive one share of common stock for each warrant in lieu of the aggregate number of shares of common stock that would have been received using the cashless exercise formula set forth in the warrant agreement (Alternate Cashless Exercise). If the warrants held by the Applicable Holders were not exercised by the Expiration Date, they were automatically exercised pursuant to the Alternate Cashless Exercise. A total of 2,220,000 warrants were exercised pursuant to the Alternate Cashless Exercise. As a result of the warrant conversion, the Company recognized a $573 reversal of the warrant liability and a loss of $388. The fair value of $225 as of September 30, 2022 is reflected in warrant liability on the accompanying Balance Sheets (Note 4).

As of September 30, 2022, the Company had the following warrants outstanding to purchase common stock.

Number of Shares	Exercise Price per Share	Expiration Date
112,500	$10.00	February 12, 2026
1,480,000	$0.9382	May 17, 2027

8.    STOCK-BASED COMPENSATION
The Company recorded stock-based compensation related to stock options and restricted stock units (RSUs) issued under the Company’s 2018 Equity Incentive Plan (2018 Plan) in the following expense categories of its accompanying statements of operations for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$(97)	$22	$(208)	$61
General and administrative	(39)	112	168	379
Total	$(136)	$134	$(40)	$440
Stock Options

The Company has granted stock options to purchase its common stock to employees and consultants under the 2018 Plan, under which the Company may issue stock options, restricted stock and other equity-based awards. The Company has also granted certain stock options outside of the 2018 Plan. Stock options granted by the Company generally have a contractual life of up to 10 years.

The Company measures equity-based awards granted to employees, and non-employees based on their fair value on the date of the grant and recognizes compensation expense for those awards over the requisite service period or performance-based period, which is generally the vesting period of the respective award. The measurement date for service-based equity awards is the date of grant, and equity-based compensation costs are recognized as expense over the requisite service period, which is the vesting period for certain performance-based awards. The Company records expense for performance-based awards if it concludes that it is probable that the performance condition will be achieved. During the three and nine month periods ended September 30, 2022, the Company reversed stock based compensation related to performance awards with performance conditions deemed not probable of achievement.
The table below represents the activity of stock options granted to employees and non-employees for the nine months ended September 30, 2022:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding at December 31, 2021	708,490	$3.60	8.64
Granted	204,500	$5.22
Exercised	—	—
Forfeited	216,406	4.06
Outstanding at September 30, 2022	696,584	$3.93	8.30
Exercisable at September 30, 2022	315,991	$3.37	7.77

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
At September 30, 2022, the unrecognized compensation cost related to unvested stock options expected to vest was $839. This unrecognized compensation is expected to be recognized over a weighted-average amortization period of 2.85 years.

Restricted Stock Units

The Company has issued performance-based and time-based RSUs. Vesting of the performance-based RSUs is subject to the achievement of certain milestones.

The following table summarizes the activity related to RSUs granted to employees for the nine months ended September 30, 2022:

Shares
Outstanding at December 31, 2021	—
Granted	188,023
Vested and settled	—
Expired/forfeited/canceled	—
Outstanding at September 30, 2022	188,023

During the nine months ended September 30, 2022, the Company granted 188,023 RSUs at a weighted average grant date fair value of $0.5683, of which 150,000 were performance-based RSUs and 38,023 were time-based RSUs. As of September 30, 2022, the milestones associated with the performance-based RSUs were not probable of achievement, and accordingly, no stock-based compensation expense has been recognized for these awards. Compensation expense related to time-based RSUs was $6 for the nine months ended September 30, 2022. The unrecognized compensation cost related to unvested performance-based RSUs was $83, which will be recognized commencing in the period in which the performance condition is deemed probable of achievement. The unrecognized compensation cost related to unvested time-based RSUs was $18 and will be recognized over the vesting period.
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

Warrant Liability, Change in Fair Value and Warrant Conversion

We evaluated the warrants issued in connection with the May 2022 registered direct financing in accordance with ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity (ASC 815-40), and concluded that a provision in the warrants related to the reduction of the exercise price in certain circumstances precludes the warrants from being accounted for as components of equity. As the warrants meet the definition of a derivative as contemplated in ASC 815, the warrants are recorded as derivative liabilities on the Balance Sheets and measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the accompanying Statements of Operations and Comprehensive Loss in the period of change. The derivative liabilities will ultimately be converted into the Company’s common stock when the warrants are exercised, or will be extinguished upon expiry of the warrant term. Upon exercise, the intrinsic value of the shares issued is transferred to stockholders’ equity. The difference between the intrinsic value of the stock issued and the fair value of the warrant is recorded as gain or loss on the exchange in the accompanying Statements of Operations and Comprehensive Loss in the period of exercise.

Interest Income (Expense), net
Interest income (expense), net, consists of interest earned on our cash, cash equivalents and marketable securities held with institutional banks, the amortization of discounts and accretion of premiums on marketable securities and interest expense on our finance lease of equipment utilized in the commercial scale manufacturing of ADAIR.
Results of Operations
Comparison of the Three Months Ended September 30, 2022 and 2021
The following table summarizes the results of our operations for the periods indicated (in thousands):

	Three Months Ended September 30,
	2022	2021
Operating expenses:
Research and development	(18)	215
General and administrative	1,422	1,038
Total operating expenses	1,404	1,253
Loss from operations	(1,404)	(1,253)
Change in fair value of warrant liability	757	—
Loss on warrant conversion	(388)	—
Interest income (expense), net	2	(4)
Net loss	$(1,033)	$(1,257)

Research and Development Expenses
Research and development expenses were $(18,000) and $0.2 million for the three months ended September 30, 2022 and 2021, respectively. The $0.2 million decrease in research and development expenses was primarily due to a $0.2 million decrease in personnel expenses, including the reversal of stock compensation.
General and Administrative Expenses
General and administrative expenses were $1.4 million and $1.0 million for the three months ended September 30, 2022 and 2021, respectively. The $0.4 million increase was primarily related an increase in expenses and fees of $0.6 million as a result of our evaluation of strategic alternatives, offset by a decrease in personnel expenses, including stock compensation, of $0.2 million.

Change in Fair Value of Warrant Liability and Loss on Warrant Conversion

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

On July 25, 2022, we amended the terms of the warrants issued in May 2022 to obligate each warrant holder who signed the warrant amendment (Applicable Holder) to effect a cashless exercise, in whole, by August 10, 2022 (the Expiration Date). The warrant amendment entitled the Applicable Holder to receive one share of common stock for each warrant in lieu of the aggregate number of shares of common stock that would have been received using the cashless exercise formula set forth in the warrant agreement (Alternate Cashless Exercise). If the warrants held by the Applicable Holders were not exercised by the Expiration Date, they were automatically exercised pursuant to the Alternate Cashless Exercise. A total of 2,220,000 warrants were exercised pursuant to the Alternate Cashless Exercise. As a result of the warrant conversion, we recognized a $0.6 million reversal of the warrant liability and a loss of $0.4 million.

The change in fair value of $0.8 million represents a decrease in the fair value of the warrants outstanding during the three months ended September 30, 2022.

Interest Income (Expense), net
Interest income, net, was $2,000 for the three months ended September 30, 2022. Interest expense, net, was $4,000 for the three months ended September 30, 2021.

Comparison of the Nine Months Ended September 30, 2022 and 2021
The following table summarizes the results of our operations for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2022	2021
License revenue-from related party	$—	$—
Operating expenses:
Research and development	1,529	3,189
General and administrative	4,014	2,976
Total operating expenses	5,543	6,165
Loss from operations	(5,543)	(6,165)
Other income	—	61
Revaluation of derivative liability	—	(89)
Change in fair value of warrant liability	490	—
Loss on warrant conversion	(388)	—
Interest expense, net	—	(14)
Net loss	$(5,441)	$(6,207)
Research and Development Expenses
Research and development expenses were $1.5 million and $3.2 million for the nine months ended September 30, 2022 and 2021, respectively. The $1.7 million decrease in research and development expenses was primarily due to decreases of $1.3 million in expenses related to the registration development program of ADAIR, decreases in personnel expense, including non-cash stock compensation, of $0.3 million and decreases in consulting expenses of $0.1 million.
General and Administrative Expenses
General and administrative expenses were $4.0 million and $3.0 million for the nine months ended September 30, 2022 and 2021, respectively. The $1.0 million increase was primarily related to increased expenses and fees as a result of our evaluation of strategic alternatives.
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
Change in Fair Value of Warrant Liability and Loss on Warrant Conversion
In May 2022, we issued 3,700,000 shares of common stock pursuant to a securities purchase agreement at a purchase price of $1.0632 per share in a registered direct offering. In connection with the registered direct offering, we issued warrants to purchase an aggregate of 3,700,000 shares of common stock at an exercise price of $0.9382 per share. The warrants were classified as a liability in accordance with ASC 815-40 and the fair value of $1.3 million was recorded as a liability at inception.

On July 25, 2022, we amended the terms of the warrants issued in May 2022 to obligate each warrant holder who signed the warrant amendment (Applicable Holder) to effect a cashless exercise, in whole, by August 10, 2022 (the Expiration Date). The warrant amendment entitled the Applicable Holder to receive one share of common stock for each warrant in lieu of the aggregate number of shares of common stock that would have been received using the cashless exercise formula set forth in the warrant agreement (Alternate Cashless Exercise). If the warrants held by the Applicable Holders were not exercised by the Expiration Date, they were automatically exercised pursuant to the Alternate Cashless Exercise. A total of 2,220,000 warrants were exercised pursuant to the Alternate Cashless Exercise. As a result of the warrant conversion, we recognized a $0.6 million reversal of the warrant liability and a loss of $0.4 million.

The change in fair value of $0.5 million represents the decrease in the fair value of the warrant liability from inception to September 30, 2022.
Interest Expense, net
Interest expense was $50,000 and $24,000 for the nine months ended September 30, 2022 and 2021, respectively. Interest income was $50,000 and $10,000 for the nine months ended September 30, 2022 and 2021, respectively.
Liquidity and Capital Resources
Since inception, we have incurred losses and expect to continue to incur losses for the foreseeable future. We incurred net losses of $5.4 million and $6.2 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $27.3 million.
We have financed our working capital requirements to date through the issuance of common stock, warrants, convertible notes, short-term promissory notes, and a PPP promissory note. As of September 30, 2022, we had $4.7 million in cash and cash equivalents.
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30, 2022
	2022	2021
Net cash provided by (used in):
Operating activities	$(5,764)	$(6,729)
Investing activities	3,362	(3,266)
Financing activities	3,432	15,770
Net increase in cash and cash equivalents	$1,030	$5,775
Cash Flows from Operating Activities
For the nine months ended September 30, 2022 and 2021, $5.8 million and $6.7 million were used in operating activities, respectively. The $0.9 million decrease was primarily due to a $0.8 million decrease in our net loss.
Cash Flows from Investing Activities
Net cash used in investing activities was $3.4 million for the nine months ended September 30, 2022, which was primarily related to the net purchase of marketable securities.
Cash Flows from Financing Activities
Net cash provided by financing activities was $3.4 million during the nine-month period ended September 30, 2022, which was related to the net proceeds from our registered direct financing in May 2022. Net cash provided by financing activities was $15.8 million for the nine months ended September 30, 2021 and was primarily related to the net proceeds from our IPO and 2021 Convertible Notes financings.

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
The Company’s critical accounting policies are described in Note 3, “Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K filed with the SEC on February 14, 2022. There have been no material changes to the significant accounting policies during the nine months ended September 30, 2022, except for items mentioned in Note 3 of the unaudited interim financial statements in this Quarterly Report on Form 10-Q.

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
Item 4. Controls and Procedures.
Management’s Evaluation of our Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of September 30, 2022. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures, as defined above, are effective.
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
In March 2022, we announced that topline data from our SEAL study of ADAIR for the treatment of ADHD did not meet statistical significance for the primary endpoint of Emax Drug Liking. We are continuing to assess the best path forward for the ADAIR and ADMIR programs and we have commenced a process to evaluate strategic alternatives to maximize stockholder value. We have engaged a financial advisory firm to help explore our available strategic alternatives, including a possible merger, business combination, asset acquisitions or sales, and collaboration and licensing arrangements. We have significantly reduced our research and development activities to reduce operating expenses while we evaluate these opportunities. We expect to devote significant time and resources to identifying and evaluating strategic transactions; however, there can be no assurance that such activities will result in any agreements or transactions that will enhance stockholder value. In addition, potential strategic transactions that require stockholder approval may not be approved by our stockholders or a counterparty’s stockholders. Further, any strategic transaction that is completed ultimately may not deliver the anticipated benefits or enhance stockholder value.
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

We are a biopharmaceutical company with a limited operating history. Investment in product development in the healthcare industry, including of biopharmaceutical products, is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date. As a result, we are not profitable and have incurred losses in each period since our inception. For the nine months ended September 30, 2022, we reported a net loss of $5.4 million. As of September 30, 2022, we had an accumulated deficit of $27.3 million.

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

Our operations have consumed substantial amounts of cash since inception. While we plan to significantly decrease our research and development expenses as we assess the best path forward for ADAIR, we expect to continue to spend a considerable amount of resources on pursuing strategic opportunities. Furthermore, to move forward with the development of ADAIR or any other product candidates, we would be required to spend substantial amounts to conduct clinical trials of such programs, to validate the manufacturing process and specifications for any such product candidate, to seek regulatory approvals for such product candidate and to launch and commercialize any products for which we receive regulatory approval, including potentially building our own commercial organization. As of September 30, 2022, we had $5.2 million of cash, cash equivalents and marketable securities on hand. Our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we currently expect and may change if our business plan changes from our current expected operating plan. Our monthly spending levels will vary based on development and corporate activities. Because of the uncertainty regarding our future development pathway, we are unable to estimate the actual funds we will require for development of any potential product candidate and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:
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

3.4	Amendment No. 1 to the Amended and Restated Bylaws of Vallon Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on May 18 2022).

10.1	Amendment No. 1 to Securities Purchase Agreement, dated July 25, 2022, (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on July 26, 2022).

10.2	Form of Amendment No.1 to Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on July 26, 2022).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	iXBRL Instance Document

101.SCH	iXBRL Taxonomy Extension Schema Document

101.CAL	iXBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	iXBRL Taxonomy Extension Definition Linkbase Document

101.LAB	iXBRL Taxonomy Extension Label Linkbase Document

101.PRE	iXBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

VALLON PHARMACEUTICALS, INC.

Date: November 3, 2022	By:	/s/ Leanne M. Kelly
Name: Leanne M. Kelly
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)