Form 10-K
period 2022-12-31
Vallon Pharmaceuticals, Inc.
filed 2023-02-24
CIK 1824293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-K
________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No   ☒
As of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $5.2 million based on the last reported sale price of the registrant’s common stock on The Nasdaq Capital Market on June 30, 2022.
As of February 15, 2023, 13,482,342 shares of the Registrant’s common stock were outstanding.

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
•the approval and closing of the Merger (as defined below), including the timing of the Merger;
•the Exchange Ratio (as defined below), and relative ownership levels as of the closing of the Merger;
•the cash balances of the potential combined company following the closing of the Merger, the Equity Financing (as defined below), and the Series T Warrant Exercises (as defined below);
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
As used in this Annual Report, unless the context requires otherwise, the “Company,” “Vallon,” “we,” “us” and “our” refer to Vallon Pharmaceuticals, Inc.
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
•We do not currently have any drug products for sale. Our prospects currently depend largely the development of any potential future products, such as ADAIR or ADMIR.
•If serious adverse or unacceptable side effects are identified during the development of any potential future products, such as ADAIR or ADMIR, we may need to abandon or limit our development of some of such products.
•If we obtain approval to commercialize any future product, such as ADAIR or ADMIR, outside of the U.S., a variety of risks associated with international operations could materially adversely affect our business.

•If the government or third-party payors fail to provide adequate coverage and payment rates for any future products, such as ADAIR or ADMIR, we may develop, license or acquire, if any, our revenue and prospects for profitability will be limited.
•If we are unable to establish sales, marketing, and distribution capabilities or to enter into agreements with third parties to market and sell any future product, such as ADAIR or ADMIR, we may not be successful in commercializing any future product if and when they are approved.
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
Risks Relating to Regulatory Matters
•We may not receive regulatory approval for any future product, such as ADAIR or ADMIR, or its or their approvals may be delayed, which would have a material adverse effect on our business and financial condition.
•Even if any proposed product that we develop, such as ADAIR or ADMIR, receives marketing approval, we will continue to face extensive regulatory requirements and the product may still face future development and regulatory difficulties.
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

PART I
Item 1.    BUSINESS
Overview
Historically, we have been primarily focused on the development and commercialization of novel abuse-deterrent medications for CNS disorders. Our lead investigational product candidate, ADAIR, was a proprietary, abuse-deterrent oral formulation of immediate-release dextroamphetamine (the main active ingredient in Adderall®), which was being developed for the treatment of attention -deficit/hyperactivity disorder (ADHD) and narcolepsy. In March 2022, we announced that our Study to Evaluate the Abuse Liability, Pharmacokinetics, Safety and Tolerability of an Abuse-Deterrent d-Amphetamine Sulfate Immediate Release Formulation (SEAL) study for ADAIR did not reach its primary endpoint. In addition to ADAIR, our second product candidate, ADMIR, an abuse deterrent formulation of methylphenidate (Ritalin®), was also being developed for the treatment of ADHD.
While assessing the best path forward for the ADAIR and ADMIR development programs in relation to the results of the SEAL study, we engaged Ladenburg Thalmann &Co. Inc. (Ladenburg) to evaluate our strategic alternatives with the goal of maximizing stockholder value. Ladenburg was engaged to advise on the strategic review process, which could have included, without limitation, exploring the potential for a possible merger, business combination, investment into us, or a purchase, license or other acquisition of assets. In conjunction with the exploration of strategic alternatives, we streamlined operations to preserve our capital and cash resources.
After conducting a diligent and extensive process of evaluating strategic alternatives and identifying and reviewing potential candidates for a strategic acquisition or other transaction, which included the receipt of 15 formal merger proposals from interested parties and careful evaluation and consideration of those proposals, and following extensive negotiation with a number of possible candidates, on December 13, 2022, Vallon and GRI Bio, Inc. (GRI) entered into an Agreement and Plan of Merger (the Merger Agreement), pursuant to which a wholly-owned subsidiary of Vallon will merge with and into GRI, with GRI surviving as a wholly-owned subsidiary of Vallon (the Merger). The Merger will result in a clinical-stage biotechnology company focused on discovering, developing, and commercializing innovative therapies targeting serious diseases associated with dysregulated immune responses that lead to inflammatory, fibrotic, and autoimmune disorders.
At the effective time of the Merger (the Effective Time), each share of common stock of GRI, $0.01 par value per share (GRI Common Stock) outstanding immediately prior to the Effective Time, excluding any dissenting shares but including any shares of GRI Common Stock issued pursuant to the concurrent equity financing will be automatically converted into the right to receive a number of shares of common stock of Vallon, $0.0001 par value per share (Vallon Common Stock) equal to the exchange ratio formula described in the Merger Agreement (the Exchange Ratio), subject to adjustment for the proposed reverse stock split of Vallon Common Stock to be implemented prior to the consummation of the Merger as discussed in this proxy statement/prospectus/information statement (the Reverse Split). The exchange ratio may be adjusted based on Vallon’s net cash at the consummation of the Merger (the Closing) and/or any reduction to Vallon’s valuation required in order to meet the initial listing requirements of The Nasdaq Stock Market LLC (Nasdaq).
In connection with signing the Merger Agreement, on December 13, 2022, GRI, Vallon, and Altium Growth Fund, LP (the Investor) entered into a separate securities purchase agreement (the Equity SPA) pursuant to which, among other things, Vallon will issue to the Investor Series A-1 Warrants, Series A-2 Warrants, and Series T Warrants. We refer to the transactions contemplated by the Equity SPA as the “Equity Financing” in this Annual Report. The combined company may force the exercise of the Series T Warrants subject to the satisfaction of certain equity conditions, and we refer to the exercise of Series T Warrants and the resulting proceeds as the “Series T Warrant Exercises” in this Annual Report.
Although we have entered into the Merger Agreement and intend to consummate the transaction, there is no assurance that we will be able to successfully consummate the proposed Merger on a timely basis, or at all. If, for any reason, the Merger is not completed, we will reconsider our strategic alternatives and could pursue one or more of the following courses of action:
•Dissolve and liquidate our assets. If, for any reason, the Merger is not consummated and we are unable to identify and complete an alternative strategic transaction like a merger or potential collaborative, partnering or other strategic arrangements for our assets, or continue to operate our business due to the inability to raise additional funding, we may be required to dissolve and liquidate our assets. In such case, there can be no assurances as to the amount or timing of available cash left to distribute to our stockholders, if any, after paying our debts and other obligations and setting aside funds for reserves.
•Pursue potential collaborative, partnering or other strategic arrangements for our assets, including a sale or other divestiture.

•Continue to operate our business. Although presently not anticipated, we could elect to continue to operate our business and pursue licensing or partnering transactions. Based on our prior assessment, this would require a significant amount of time, financial resources, human capital and we would be subject to all the risk and uncertainties involved in the development of product candidates. In such instance, there is no assurance that we could raise sufficient capital to support these efforts, that our development efforts would be successful or that we could successfully obtain the regulatory approvals required to market any product candidate we pursued.
• Pursue another strategic transaction simialr to the proposed Merger.
Medice License Agreement
In January 2020, we entered into a license agreement with Medice (Medice License Agreement), which grants Medice an exclusive license to develop, use, manufacture, market and sell ADAIR throughout Europe. Under the Medice License Agreement, Medice paid a $0.1 million upfront payment and will pay milestone payments of up to $6.3 million in aggregate upon achieving certain regulatory and sales milestones. We are also entitled to low-double digit tiered royalties on net sales of ADAIR.
Intellectual Property
We strive to pursue, maintain and defend patent rights developed internally and to protect the technology, inventions and improvements that are commercially important to the development of our business. We currently have three issued U.S. patents directed to specific ADAIR formulations (i.e., composition of matter) and one pending patent application for ADAIR that is under examination with the U.S. PTO. The U.S. patents will expire in 2037. We have two issued European patents and one issued Japanese patent which expire in 2038. Our international PCT application has entered national phase is under examination in several foreign countries and territories, including Australia, Canada and China. We also rely on know-how relating to our proprietary technology and product candidates and continuing innovation to develop, strengthen and maintain our proprietary position. We also plan to rely on data exclusivity, market exclusivity and patent term extensions when available.
Employees
As of February 4, 2023, we had two full-time employee and had engaged five consultants. We have no collective bargaining agreements with our employees and none are represented by labor unions. We consider our current relations with our employees to be good.
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
We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the Securities Act), as modified by the Jumpstart Our Business Startups Act of 2012 (the JOBS Act). Emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. Therefore, we may not be subject to the same new or revised accounting standards as other public companies that are not “emerging growth companies.” For as long as we continue to be an emerging growth company, we also intend to take advantage of certain other exemptions from various reporting requirements that are applicable to other public companies including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a nonbinding advisory stockholder vote on executive compensation and any golden parachute payments not previously approved, exemption from the requirement of auditor attestation in the assessment of our internal control over financial reporting and exemption from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis). We will remain an emerging growth company until the earliest of (i) the end of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of the second fiscal quarter, (ii) the end of the fiscal year in which we have total annual gross revenues of $1.235 billion or more during such fiscal year, (iii) the date on which we issue more than $1 billion in non-convertible debt in a three-year period, or (iv) the end of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement filed under the Securities Act.
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
Risks Related to the Proposed Merger
The Exchange Ratio is adjustable based on our net cash at closing and the Nasdaq Adjustment, so the consideration at the closing of the Merger may have a greater or lesser value than at the time the Merger Agreement was signed.
The relative proportion of the combined company that the Vallon stockholders will own when and if the Merger closes will be based on the valuations of Vallon and GRI and the Exchange Ratio as negotiated by the parties and as specified in the Merger Agreement. Under the Exchange Ratio formula described in the Merger Agreement, the equity holders of GRI immediately before the Closing (including the Investor in the Equity Financing) are expected to hold approximately between 83.0% to 96.7% of the aggregate number of outstanding shares of Vallon Common Stock immediately after the Closing and the equity holders of Vallon immediately prior to the Closing are expected to hold approximately between 17.0% to 3.3% of the aggregate number of outstanding shares of Vallon Common Stock immediately after the Closing, in each case as calculated on an adjusted fully diluted treasury stock method basis and after giving effect to the Equity Financing but before giving effect to the issuance of the Series A-1, A-2, and T Warrants. Assuming an Exchange Ratio of 1.7759 and without taking into account any beneficial ownership limitations, the outstanding equity of the combined company, as calculated on a fully diluted basis by including all shares underlying all options and warrants of the combined company after giving effect to the Merger, the Equity Financing (including the issuance of the Series A-1, A-2, and T Warrants), the Series T Warrant Exercises (including the Series A-1 Warrants and Series A-2 Warrants issuable upon exercise of the Series T Warrants) and assuming the Investor receives all escrowed shares, is expected to be held as follows: equity holders of GRI immediately prior to the Closing other than the Investor will hold approximately 12.5%; the Investor in the Equity Financing will hold approximately 84.7%; and the Vallon equity holders immediately prior to the Closing will hold approximately 2.7%. The Exchange Ratio formula is based upon a GRI valuation of $49.0 million and a Vallon valuation of $29.0 million, which is subject to adjustment based upon Vallon’s net cash on the Closing Date and any reduction to Vallon’s valuation required in order to meet the initial listing requirements of Nasdaq. The assumed Exchange Ratio of 1.7759 is calculated in accordance with the Exchange Ratio formula in the Merger Agreement after giving effect to the estimated Nasdaq Adjustment (as defined below) that would result if the price per share of Vallon Common Stock selected by Nasdaq for the purpose of determining whether the combined company will satisfy the Nasdaq initial listing standards is $0.30, and implies a GRI valuation of $62.3 million and a Vallon valuation of $12.7 million. Vallon anticipates that it will have approximately negative $3.5 million of net cash, as calculated pursuant to the Merger Agreement, at the Closing provided the Closing occurs during the second quarter of 2023.
The Nasdaq adjustment in the Merger Agreement (the Nasdaq Adjustment) provides that if, at the date of determination by Nasdaq of the market value of unrestricted publicly held shares of the combined company for the purpose of determining whether the combined company will satisfy the Nasdaq initial listing standards, the price per share of Vallon Common Stock as selected by Nasdaq for this purpose is insufficient to enable the combined company to satisfy the unrestricted publicly held shares requirement, then the GRI valuation shall be adjusted upward and the Vallon valuation will be adjusted downward (but not below $5.0 million) until the adjusted valuations enable the combined company to satisfy the Nasdaq’s unrestricted publicly held shares requirement based on the price per share of the Vallon Common Stock selected by Nasdaq for that determination, and the Exchange Ratio will be recalculated based on the adjusted valuations. The price per share of Vallon Common Stock is volatile and uncertain and any Nasdaq Adjustment resulting from a low price per share of Vallon Common Stock could result in the stockholders of Vallon bearing substantial dilution. As of the date of this Annual Report, the parties expect there to be a Nasdaq Adjustment and have assumed an Exchange Ratio that assumes a price per share of Vallon Common Stock of $0.30.

There is no assurance that the proposed Merger between Vallon and GRI will be completed in a timely manner or at all. Failure to complete the Merger may result in Vallon or GRI paying a termination fee to the other party and could harm our common stock price and the future business and operations of each company.
The consummation of the Merger between Vallon and GRI is subject to a number of closing conditions, including approval by Vallon’s and GRI’s respective stockholders ofcertain stockholder proposals and other customary closing conditions. The closing conditions may not be waived without the consent of GRI, Vallon, Vallon Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Vallon (Merger Sub) and, pursuant to the Equity SPA, the Investor. The parties are targeting a closing of the transaction in the second quarter of 2023, however, there can be no assurance that the Merger will be consummated within this desired timeframe, or at all.
If the Merger between Vallon and GRI is not consummated, Vallon may be subject to a number of material risks, its business and stock price could be adversely affected, as follows:
•Vallon has incurred and expects to continue to incur significant expenses related to the Merger, such as legal and accounting fees, which must be paid even if the Merger is not consummated;
•Vallon could be obligated to pay GRI a $2.0 million termination fee and expense reimbursements up to $400,000 in connection with the termination of the Merger Agreement, depending on the reason for the termination;
•The market price of Vallon Common Stock may decline to the extent that the current market price reflects a market assumption that the Merger will be completed;
•Nasdaq could determine to delist Vallon’s Common Stock, which could have an adverse effect on the Merger, the value of Vallon’s Common Stock and any future ability to raise capital;
•Vallon may be forced to cease its operations, dissolve and liquidate its assets.
In addition, if the Merger Agreement is terminated and our board of directors determines to seek another business combination, there can be no assurance that Vallon will be able to find a partner willing to provide equivalent or more attractive consideration than the consideration to be provided by each party in the Merger or any partner at all.
We are substantially dependent on a limited number of employees to facilitate the consummation of the Merger.
As of February 15, 2023, we had only two full-time employees. Our ability to successfully complete the Merger depends in large part on our ability to retain certain of our remaining personnel. Despite our efforts to retain these employees, one or more may terminate their employment with us on short notice. The loss of the services of any of these employees could potentially harm our ability to consummate the Merger, to run our day-to-day business operations, and to fulfill our reporting obligations as a public company.
Competition among biotechnology companies for qualified employees is intense, and our ability to retain our key employees is critical to our ability to effectively manage our resources and consummate the Merger. If we develop new product candidates, such development would require expertise from a number of different disciplines, some of which are not widely available. The results of the SEAL study of ADAIR will likely make it more challenging for us to retain qualified personnel and more difficult to recruit personnel in the future, if necessary. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects and ability to consummate the Merger would be harmed.
If the conditions to the closing of the Merger are not met, the Merger may not occur.
Even if the Merger and other stockholder matters are approved by our stockholders, specified conditions must be satisfied or waived to complete the Merger. These conditions are set forth in the Merger Agreement, such as the Equity Financing and Vallon’s net cash not exceeding negative $4.0 million. We cannot assure you that all of the conditions will be satisfied or waived. If the conditions are not satisfied or waived, the Merger may not occur or will be delayed, and we may lose some or all of the intended benefits of the Merger.
The pendency of the Merger could have an adverse effect on the trading price of our common stock and our business, financial condition, and prospects.
While there have been no significant adverse effects to date, the pendency of the Merger could disrupt our business in many ways, including:
•the attention of our remaining management and employees may be directed toward the completion of the Merger and related matters and may be diverted from our day-to-day business operations; and

•third parties may seek to terminate or renegotiate their relationships with us as a result of the Merger, whether pursuant to the terms of their existing agreements with us or otherwise.
Should they occur, any of these matters could adversely affect the trading price of our common stock or harm our business, financial condition, and prospects.
The Merger may be completed even though material adverse changes may result from the announcement of the Merger, industry-wide changes, and/or other causes.
In general, either Vallon or GRI can refuse to complete the Merger if there is a material adverse change affecting the other party between the date of the Merger Agreement, and the closing of the Merger. However, certain types of changes do not permit either party to refuse to complete the Merger, even if such change could be said to have a material adverse effect on Vallon or GRI, including:
•general business or economic conditions generally affecting the industry in which GRI or Vallon operate;
•the taking of any action, or the failure to take any action, by the either party that is required to comply with the terms of Merger Agreement;
•any natural disaster or epidemics, pandemics (including COVID-19 or other outbreaks of diseases or quarantine restrictions), or other force majeure events, or any act or threat of terrorism or war, any armed hostilities or terrorist activities; or
•any change in, or any compliance with or action taken for the purpose of complying with, any law or generally accepted accounting principles (GAAP) (or interpretations of any law or GAAP).
If adverse changes occur and Vallon and GRI still complete the Merger, the stock price of the combined company following the closing of the Merger may suffer. This in turn may reduce the value of the Merger to the stockholders of Vallon, GRI, or both.
Some of our executive officers and directors have interests in the Merger that are different from the respective stockholders of Vallon and GRI and that may influence them to support or approve the Merger without regard to the interests of the respective stockholders of Vallon and GRI.
Some of our officers and directors are parties to arrangements that provide them with interests in the Merger that are different from the respective stockholders of Vallon and GRI, including, among others, service as an officer or director of the combined company following the closing of the Merger, severance benefits, the acceleration of equity award vesting, and continued indemnification.
Based on the terms of their respective agreements, certain of our current executive officers may be entitled to receive vesting acceleration and cash bonuses in connection with the consummation of the Merger and any associated termination of employment from Vallon.
The market price of our common stock following the Merger may decline as a result of the Merger.
The market price of our common stock may decline as a result of the Merger for a number of reasons, including if:
•investors react negatively to the prospects of the combined company’s business and prospects following the closing of the Merger;
•the effect of the Merger on the combined company’s business and prospects following the closing of the Merger is not consistent with the expectations of financial or industry analysts; or
•the combined company does not achieve the perceived benefits of the Merger as rapidly or to the extent anticipated by stockholders or financial or industry analysts.
Our securityholders will have a reduced ownership and voting interest in, and will exercise less influence over the management of, the combined company following the closing of the Merger as compared to their current ownership and voting interest in the respective companies.
After the completion of the Merger, our current securityholders will own a smaller percentage of the combined company than their ownership in their respective companies prior to the Merger. Under the Exchange Ratio formula described in the Merger Agreement, the equity holders of GRI immediately before the Closing (including the Investor in the Equity Financing) are expected to hold approximately between 83.0% to 96.7% of the aggregate number of outstanding shares of Vallon Common Stock immediately after the Closing and the equity holders of Vallon immediately prior to the Closing are expected to hold approximately between 17.0% to 3.3% of the aggregate number of outstanding shares of Vallon Common Stock immediately after the Closing, in each case as calculated on an adjusted fully diluted treasury stock method basis and after giving effect to the Equity Financing but before giving effect to the issuance of the Series A-1, A-2, and T Warrants. Assuming an Exchange Ratio of 1.7759 and without taking into account any beneficial ownership limitations, the outstanding equity of the combined company, as calculated on a fully diluted basis by including all shares underlying all options and warrants of the combined company after giving effect to the Merger, the Equity Financing (including the issuance of the Series A-1, A-2, and T Warrants), the Series T Warrant Exercises (including the Series A-1 Warrants and Series A-2 Warrants issuable upon exercise of the Series T Warrants) and assuming the Investor receives all escrowed shares, is expected to be held as follows: equity holders of GRI immediately prior to the Closing other than the Investor will hold approximately 12.5%; the Investor in the Equity Financing will hold approximately 84.7%; and the Vallon equity holders immediately prior to the Closing will hold approximately 2.7%. The Exchange Ratio formula is based upon a GRI valuation of $49.0 million and a Vallon valuation of $29.0 million, which is subject to adjustment based upon Vallon’s net cash on the Closing Date and any reduction to Vallon’s valuation required in order to meet the initial listing requirements of Nasdaq. The assumed Exchange Ratio of 1.7759 is calculated in accordance with the Exchange Ratio formula in the Merger Agreement after giving effect to the estimated Nasdaq Adjustment that would result if the price per share of Vallon Common Stock selected by Nasdaq for the purpose of determining whether the combined company will satisfy the Nasdaq initial listing standards is $0.30, and implies a GRI valuation of $62.3 million and a Vallon valuation of $12.7 million. We anticipate that we will have approximately negative $3.5 million of net cash, as calculated pursuant to the Merger Agreement, at the Closing provided the Closing during the second quarter of 2023. As of January 30, 2023, the parties expect there to be a Nasdaq Adjustment and have assumed an Exchange Ratio that assumes a price per share of Vallon Common Stock of $0.30.
During the pendency of the Merger, we may not be able to enter into a business combination with another party at a favorable price because of restrictions in the Merger Agreement, which could adversely affect their respective businesses.
Covenants in the Merger Agreement impede our ability to make acquisitions, subject to specified exceptions relating to fiduciary duties, or complete other mergers, sales of assets, or other business combinations that are not in the ordinary course of business pending completion of the Merger. As a result, if the Merger is not completed, we may be at a disadvantage to our competitors during that period. In addition, while the Merger Agreement is in effect, we are generally prohibited from soliciting, initiating, encouraging, or entering into specified extraordinary transactions, such as a merger, sale of assets, or other business combination, with any third party, subject to specified exceptions, even if any such transaction could be favorable to our stockholders.
Certain provisions of the Merger Agreement may discourage third parties from submitting competing proposals, including proposals that may be superior to the arrangements contemplated by the Merger Agreement.
The terms of the Merger Agreement prohibit us from soliciting competing proposals or cooperating with persons making unsolicited takeover proposals, except in limited circumstances when our board of directors determines in good faith, after consultation with its independent financial advisor, if any, and outside counsel, that an unsolicited competing proposal constitutes, or would reasonably be expected to result in, a superior competing proposal and that failure to take such action would result in a breach of the fiduciary duties of the board of directors. In addition, if we or GRI terminate the Merger Agreement under specified circumstances, including terminating because of a decision of a board of directors to recommend a superior competing proposal, GRI may be required to pay us a termination fee of $2.0 million and/or up to $0.4 million in expense reimbursements or we may be required to pay GRI a termination fee of $2.0 million, and/or up to $0.4 million in expense reimbursements. This termination fee may discourage third parties from submitting competing proposals to us or our stockholders and may cause our board of directors to be less inclined to recommend a competing proposal.
Because the lack of a public market for GRI’s capital stock makes it difficult to evaluate the fairness of the Merger,we may pay more than the fair market value of GRI’s capital stock.
The outstanding capital stock of GRI is privately held and is not traded in any public market. The lack of a public market makes it extremely difficult to determine the fair market value of GRI’s capital stock. Because the percentage of our equity to be issued to GRI stockholders was determined based on negotiations between the parties, it is possible that we may pay more than the aggregate fair market value for GRI’s capital stock.
The combined company will incur significant transaction costs as a result of the Merger, including investment banking, legal, and accounting fees. In addition, the combined company will incur significant operating expenses which cannot be accurately estimated at this time. Actual transaction costs may substantially exceed the parties’ estimates and may have an adverse effect on the combined company’s financial condition and operating results.

Because the Merger will result in an ownership change under Section 382 of the Code for us, our pre-merger net operating loss (“NOL”) carryforwards and certain other tax attributes will be subject to limitation. In addition, the NOL carryforwards and other tax attributes of GRI and of the combined company may also be subject to limitation as a result of ownership changes.
As of December 31, 2022, we had U.S. federal, state and local NOL carryforwards of $25.6 million, $25.9 million and $18.6 million, respectively. As of Decembr 31, 2022, GRI had U.S. federal NOL carryforwards of $11.7 million and state NOL carryforwards of $12.0 million. Under Sections 382 and 383 of the Code and corresponding provisions of state law, if a corporation undergoes an “ownership change” (within the meaning of Section 382 of the Code (“Section 382”)), the corporation’s NOL carryforwards and certain other tax attributes (such as research tax credits) arising before the ownership change are subject to limitation on use after the ownership change. In general, an ownership change occurs if there is a cumulative change in the corporation’s equity ownership by certain stockholders that exceeds fifty percentage points (by value) over a rolling three-year period. Similar rules may apply under state tax laws. The Merger will result in an ownership change for us and, accordingly, our NOL carryforwards and certain other tax attributes will be subject to limitations (or disallowance) on their use after the Merger. Our NOL carryforwards may also be subject to limitation as a result of prior shifts in equity ownership and/or the Merger. Additional ownership changes in the future could result in additional limitations on our, GRI’s, and the combined company’s NOL carryforwards. Consequently, even if the combined company achieves profitability, it may not be able to utilize a material portion of our, GRI’s or the combined company’s NOL carryforwards and other tax attributes, which could have a material adverse effect on cash flow and results of operations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, the combined company’s existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities.
Certain stockholders could attempt to influence changes within the combined company which could adversely affect the combined company’s operations, financial condition, and the value of the combined company’s common stock.
The combined company’s stockholders may from time-to-time seek to acquire a controlling stake in the combined company, engage in proxy solicitations, advance stockholder proposals, or otherwise attempt to effect changes. Campaigns by stockholders to effect changes at publicly-traded companies are sometimes led by investors seeking to increase short-term stockholder value through actions such as financial restructuring, increased debt, special dividends, stock repurchases, or sales of assets or the entire company. Responding to proxy contests and other actions by activist stockholders can be costly and time-consuming, and could disrupt the combined company’s operations and divert the attention of the combined company’s board of directors and senior management from the pursuit of the Merger. These actions could adversely affect the combined company’s operations, financial condition, ability to consummate the Merger, and the value of the combined company’s common stock.
Litigation relating to the Merger could require us to incur significant costs and suffer management distraction, and could delay or enjoin the Merger.
Vallon could be subject to demands or litigation related to the Merger, whether or not the Merger is consummated. Such demands or litigation may create uncertainty relating to the Merger, or delay or enjoin the Merger, and responding to such demands could divert management time and resources. In addition, such demands or litigation could lead to a dissolution or bankruptcy of either Vallon or GRI or both parties if the costs associated with such demands or litigation are significant enough.
If Nasdaq does not approve our listing application for the combined company and the parties, including the Investor, waive the Nasdaq closing condition and continue with the Merger, we may be subject to delisting.
We have filed an initial listing application with Nasdaq pursuant to Nasdaq’s “reverse merger” rules. In the event the application is not accepted by Nasdaq and the parties, including the Investor, waive the Nasdaq closing condition and proceed with the merger, the combined company will be subject to delisting proceedings and could be delisted. If our shares lose their status on The Nasdaq Capital Market, we believe that our shares would likely be eligible to be quoted on the inter-dealer electronic quotation and trading system operated by OTC Markets Group Inc., such as the OTC Pink marketplace and now known as the OTCQB market. These markets are generally considered not to be as efficient as, and not as broad as, The Nasdaq Capital Market. If our common stock is delisted, this would, among other things, substantially impair its ability to raise additional funds and could result in a loss of institutional investor interest and fewer development opportunities for us. Additionally, investors would find it more difficult to buy and sell shares of our common stock.
If our common stock were delisted from Nasdaq, we would be subject to the risks relating to penny stocks.
If our common stock were to be delisted from trading on The Nasdaq Capital Market and the trading price of our common stock were below $5.00 per share on the date its common stock is delisted, trading in our common stock would also be subject to the requirements of certain rules promulgated under the Exchange Act. These rules require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a “penny stock” and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally institutions. These additional requirements may discourage broker-dealers from effecting transactions in securities that are classified as penny stocks, which could severely limit the market price and liquidity of such securities and the ability of purchasers to sell such securities in the secondary market. A penny stock is defined generally as any non-exchange listed equity security that has a market price of less than $5.00 per share, subject to certain exceptions.
On June 27, 2022, we received notice from the Listing Qualifications Department of Nasdaq indicating that, because the closing bid price for our common stock had fallen below $1.00 per share over the previous 30 consecutive business days, we no longer complied with the minimum bid price requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the Bid Price Rule). Nasdaq’s notice had no immediate effect on the listing of our common stock on The Nasdaq Capital Market. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), Nasdaq provided us with an initial compliance period of 180 calendar days, or until December 27, 2022, to regain compliance with the Bid Price Rule.
On December 28, 2022, having not regained compliance with the Bid Price Rule, we received a letter from the Staff notifying us that, unless we timely request a hearing, our common stock would be scheduled for delisting from The Nasdaq Capital Market and would be suspended at the opening of business on January 6, 2023. According to the letter from Nasdaq, we had not regained compliance with the Bid Price Rule and were not eligible for a second 180 day extension period because we did not comply with the minimum $5.0 million stockholders’ equity initial listing requirement for The Nasdaq Capital Market.
Accordingly, we filed an appeal and requested a hearing before the Nasdaq Hearings Panel (the Panel). The hearing request resulted in a stay of any suspension or delisting action pending the hearing and the expiration of any extension period granted by the Panel following the hearing. In that regard, the Panel had the right to grant us an extension to regain compliance with the Bid Price Rule. The hearing before the Panel was held on February 16, 2023. The Panel reached a decision on February 21, 2023, and informed the Company that it was granting the Company’s request for a stay of delisting procedures on The Nasdaq Stock Market until April 28, 2023, subject to the Company meeting certain conditions, including the Company having completed the Merger and having satisfied all initial listing requirements of The Nasdaq Stock Market on or before April 28, 2023. The Panel stated that it based its decision on the efforts made by the Company thus far to complete the Merger and the associated proposed reverse stock split and the relatively short duration of the requested exception period. There can be no assurance that we will be able to regain compliance with all applicable requirements for continued listing or the conditions required by the Panel. If the trading of our common stock is suspended, it will cease to be quoted on The Nasdaq Capital Market and, as a result, the Merger and the Equity Financing will not be consummated unless the related closing conditions under the Merger Agreement and the Equity SPA are waived by GRI, Vallon, Merger Sub and, pursuant to the Equity SPA, the Investor.
We have incurred and will continue to incur significant transaction costs in connection with the Merger.
We have incurred and will continue to incur significant transaction costs in connection with the Merger. We estimate total aggregate direct transaction costs associated with the Merger to be approximately $4.7 million and approximately $0.2 million for our portion of shared transaction expenses, as well as additional costs associated with the commencement of the combined organization’s operation as a public company, which cannot be estimated accurately at this time.
Risks Relating to Our Business and Industry
We have incurred net losses in every year since our inception and anticipates that we will continue to incur net losses in the future.
We are a biopharmaceutical company with a limited operating history. Investment in product development in the healthcare industry, including of biopharmaceutical products, is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date. As a result, we are not profitable and have incurred losses in each period since our inception. For the year ended December 31, 2022, we reported a net loss of $7.0 million. As of December 31, 2022, we had an accumulated deficit of $28.9 million.
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

Our failure to become and remain profitable would decrease our value and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations.
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
Our operations have consumed substantial amounts of cash since inception. While we have significantly decreased our research and development expenses as we assesses the best path forward for ADAIR, we expect to continue to spend a considerable amount of resources on pursuing strategic opportunities. Furthermore, to move forward with the development of ADAIR or any other product candidates, we would be required to spend substantial amounts to conduct clinical trials of such programs, to validate the manufacturing process and specifications for any such product candidate, to seek regulatory approvals for such product candidate and to launch and commercialize any products for which we receives regulatory approval, including potentially building ours own commercial organization. As of December 31, 2022, we had approximately $3.8 million of cash and cash equivalents on hand. Our future capital requirements and the period for which our existing resources will support its operations may vary significantly from what we currently expect and may change if our business plan changes from our current expected operating plan. Our monthly spending levels will vary based on development and corporate activities. Because of the uncertainty regarding our future development pathway, we are unable to estimate the actual funds we will require for development of any potential product candidate and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:
•the timing and structure of any strategic options that we pursue, including the proposed Merger;
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
•the cost of establishing sales, marketing and distribution capabilities for any product candidate for which we may receive regulatory approval in regions where we choose to commercialize its products on its own; and
•potential unforeseen business disruptions or market fluctuations that delay our product development or clinical trials and increase our costs or expenses, such as business or operational disruptions, delays, or system failures due to malware, unauthorized access, terrorism, war, natural disasters, strikes, geopolitical conflicts, restrictions on trade, import or export restrictions, or public health crises, such as the current COVID-19 outbreak.
We do not have any committed external source of funds or other support for our development efforts, and we cannot be certain that additional funding will be available on acceptable terms, or at all. Until we can generate sufficient product or royalty revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. If we raise additional funds through public or private equity offerings, the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. Further, to the extent that we raise additional capital through the sale of common stock or securities convertible into or exchangeable for common stock, each existing investors’ ownership interest will be diluted. If we raise additional capital through debt financing, we would be subject to fixed payment obligations and may be subject to covenants limiting or restricting its ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends or acquiring or licensing intellectual property rights. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to its product candidate, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. We also could be required to seek collaborators for one or more of our current or future product candidates at an earlier stage than otherwise would be desirable or relinquish our rights to product candidates or technologies that we otherwise would seek to develop or commercialize itself. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our other research and development initiatives. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.
Management transition creates uncertainties and could harm our business.
We will experience significant changes in executive leadership, including the changes in executive leadership as a result of the Merger. Changes to company strategy, which can often times occur with the appointment of new executives, can create uncertainty, may negatively impact our ability to execute quickly and effectively, and may ultimately be unsuccessful. In addition, executive leadership transition periods are often difficult as the new executives gain detailed knowledge of our operations, and friction can result from changes in strategy and management style. Management transition inherently causes some loss of institutional knowledge, which can negatively affect strategy and execution. Until we integrate new personnel, and unless they are able to succeed in their positions, we may be unable to successfully manage and grow our business, and our results of operations and financial condition could suffer as a result. In any event, changes in our organization as a result of executive management transition may have a disruptive impact on our ability to implement our strategy and could have a material adverse effect on our business, financial condition, and results of operations.
Our auditors have expressed substantial doubt about our ability to continue as a going concern, and we may not be able to continue as a going concern if we do not obtain additional financing.
We have incurred losses since inception and have not demonstrated an ability to generate revenues from the sales of our proposed products. The report of our independent registered public accounting firm on our financial statements as of and for the year ended December 31, 2022 includes an explanatory paragraph indicating that there is substantial doubt about its ability to continue as a going concern. We have financed our working capital requirements to date by raising capital through private placements of shares of our common stock, issuing of short-term and convertible notes, and the proceeds from our initial public offering (IPO) completed in February 2021. If we are unable to raise sufficient capital as and when needed, our business, financial condition and results of operations will be materially and adversely affected, and we will need to significantly modify our operational plans to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets, and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. The inclusion of a going concern explanatory paragraph by our independent registered public accounting firm, our lack of cash resources and our potential inability to continue as a going concern may materially adversely affect our share price and our ability to raise new capital, enter into critical contractual relations with third parties and otherwise execute our development strategy. Our ability to continue as a going concern is dependent on raising capital from the sale of our common stock and/or obtaining debt financing. Our cash and cash equivalents balance at December 31, 2022 was approximately $3.8 million. Based on our current expected level of operating expenditures, we expect to be able to fund our operations for more than four months from this filing after paying all current obligations. Our ability to remain a going concern is wholly dependent upon our ability to continue to obtain sufficient capital to fund our operations.
Despite our ability to secure capital in the past, there can be no assurance that additional equity or debt financing will be available to us when needed or that it may be able to secure funding from any other sources. In the event that we are not able to secure funding, we may be forced to curtail operations, delay or stop ongoing clinical trials, cease operations altogether, or file for bankruptcy.
We are a clinical-stage company with no approved products and a lack of operating history, which makes it difficult to evaluate our technology and product development capabilities and predict our future performance.
We have no products approved for commercial sale and have not generated any revenue from product sales. Our ability to generate product revenue or profits was dependent on the successful development and eventual commercialization of ADAIR. Given that the results of our SEAL study of ADAIR for the treatment of ADHD failed to meet statistical significance for the primary endpoint of Emax Drug Liking and we are assessing the best path forward for the ADAIR program, we may never be able to develop or commercialize a marketable product.
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
We have a limited operating history from which to evaluate our business. As a result, our historical financial data is of limited value in estimating future operating expenses. In addition, although we are a clinical-stage company, we have not yet completed all of the non-clinical safety studies for any pivotal clinical trials. We also have not obtained regulatory approvals for any of our products, manufactured a commercial scale product, arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Therefore, our budgeted operating expense levels are based in part on our expectations concerning the FDA approval process and expenses related to development of other product candidates. Failing to reach our short-term developmental milestones within anticipated timelines due to delays caused by the COVID-19 outbreak, serious adverse or unacceptable side effects caused by our product candidates, or other events, many of which may be beyond our control, may cause our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year.

Our prospects were highly dependent on a single product candidate, ADAIR, and while we are assessing the best path forward for ADAIR, we may not complete the development or commercialization of ADAIR.
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
We may try to out license the rights to develop and commercialize ADAIR or ADMIR in the United States or other markets but be unsuccessful.
Given the results of the SEAL study and the required additional development activity necessary to gain regulatory approval of ADAIR, we may never be able to out license or sell ADAIR to another pharmaceutical or biotechnology company even if we decide to pursue such efforts. ADMIR is based on similar technology to ADAIR and is not yet a clinical stage drug, therefore, it may be of no more interest to a potential acquiror than ADAIR. We have a small number of employees and consultants who could be dedicated to an asset sale or out license effort.
If we obtain approval to commercialize any other future product, such as ADAIR or ADMIR, outside of the U.S., a variety of risks associated with international operations could materially adversely affect our business.
If any other future product, such as ADAIR or ADMIR, is approved for commercialization outside the U.S., such as pursuant to the license agreement with Medice, who is affiliated with one of our principal stockholders, Salmon Pharma, and represented by one member of our board of directors, we will likely enter into agreements with third parties to market such product outside the U.S. We expect that we will be subject to additional risks related to entering into or maintaining international business relationships, including:
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
Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to commercialize and generate revenues from any other future product, such as ADAIR or ADMIR.

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
An important part of our historical business strategy was to develop a pipeline of product candidates and products by acquiring or in-licensing products, businesses or technologies that we believed were a strategic fit with our business. Future in-licenses or acquisitions, however, may entail numerous operational and financial risks, including:
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
We may be subject to litigation that will be costly to defend or pursue and uncertain in its outcome.
Our business may bring it into conflict with licensees, licensors, or others with whom we have contractual or other business relationships or with our competitors or others whose interests differ from ours. If we are unable to resolve these conflicts on terms that are satisfactory to all parties, we may become involved in litigation brought by or against such parties. Any litigation is likely to be expensive and may require a significant amount of management’s time and attention, at the expense of other aspects of our business. The outcome of litigation is always uncertain, and in some cases, could include judgments against us which could have a materially adverse effect on our business.
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
Our key employees currently include Mr. David Baker, our President and Chief Executive Officer and Ms. Leanne Kelly, our Chief Financial Officer. We also have consulting arrangements with individuals such as our Chief Medical Officer, Dr. Timothy Whitaker, who is responsible for overseeing clinical development of our product candidates. Our future growth and success depend on our ability to recruit, retain, manage, and motivate our employees and key consultants. The loss of the services of our Chief Executive Officer, or any of our key employees or the inability to hire or retain experienced management personnel could adversely affect our ability to execute our business plan and harm our operating results. Although we have employment agreements in place with management, these agreements are terminable at will with minimal notice.
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
Currently, our full-time employees consist of David Baker, our President and Chief Executive Officer, and Leanne Kelly, our Chief Financial Officer. Our key consultants include Dr. Timothy Whitaker, our Chief Medical Officer, as well as consultants for bookkeeping, pre-clinical and formulation development and clinical operations. Currently, consulting arrangements with individuals, such as Dr. Whitaker, only require them to devote an average of approximately 10 to 20 hours per week to our business. In addition, our consultants and advisors may have other clients or projects that grow in scope or they may acquire new clients and projects that require more of their time that may come at our expense. We also currently rely on consultants for clinical operations, statistical support, and preclinical development. If the execution of our business plan demands more time than is currently committed by any of our officers, directors, consultants or advisors, they will be under no obligation to commit such additional time, and their failure to do so may adversely affect our ability to carry on our business and successfully execute our business plan.
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
We entered into employment contracts with members of our senior management team that contain significant anti-termination provisions which could make future changes in management difficult or expensive.
We have entered into employment agreements with members of our senior management team. These agreements may require the payment of severance in the event one of these employees ceases to be employed. These provisions make the replacement of these employees very costly and could cause difficulty in effecting any required changes in management or a change in control.
We face potential product liability exposure, and if successful claims are brought against us, we may incur substantial liability for any proposed product we may license or acquire and may have to limit their commercialization.
The use of any proposed product we may license or acquire in clinical trials and the sale of any products for which we obtain marketing approval expose us to the risk of product liability claims. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing, or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, or a breach of warranties. Product liability claims might be brought against us by consumers, health care providers, or others using, administering, or selling our products. If we cannot successfully defend ourselves against these claims, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:
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
We will obtain limited product liability insurance coverage for any and all of our clinical trials. However, our insurance coverage may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. When needed, we intend to expand our insurance coverage to include the sale of commercial products if we obtain marketing approval for any future product in development, such as ADAIR or ADMIR, but we may be unable to obtain commercially reasonable product liability insurance for any product approved for marketing. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us could cause our stock price to fall and, if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.
Our internal computer systems, or those used by third-party CROs, manufacturers, or other contractors or consultants, may fail or suffer security breaches.
Despite the implementation of security measures, our internal computer systems and those of our future CROs, manufacturers, and other contractors and consultants are vulnerable to damage from computer viruses and unauthorized access. Although to our knowledge we have not experienced any such material system failure or security breach to date, if such an event were to occur, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information (such as individually identifiable health information), we could incur significant liabilities and the further development and commercialization of any future product, including ADAIR or ADMIR, could be delayed.
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
Public health crises such as pandemics or similar outbreaks could materially and adversely affect Vallon’s preclinical and clinical trials, business, financial condition, and results of operations.
As the COVID-19 pandemic continues around the globe, the pandemic may affect our operations and certain other third parties on which we rely, including by causing disruptions in the supply of our product candidates and the conduct of future clinical trials. Moreover, the COVID-19 pandemic may adversely affect the operations of the FDA and other health authorities, resulting in delays of reviews and approvals with respect to our product candidates. While the potential economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. In addition, the loss of any of our employees as a result of COVID-19, or another pandemic, may adversely affect our operations. The ultimate impact of the COVID-19 pandemic is highly uncertain, and we do not yet know the full extent of potential delays or impacts that COVID-19 may have on our business, financing, or clinical trial activities.
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
•interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations (CMOs) due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems;
•delays in receiving approval from local regulatory authorities to initiate Vallon’s planned clinical trials;
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
The COVID-19 global pandemic remains a public health threat and its ultimate impact on our business and the global economy is uncertain. The extent to which the pandemic may affect our clinical trials, business, financial condition, and results of operations will depend on future developments, which are highly uncertain and cannot be predicted at this time, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions, actions to contain the pandemic or treat its impact, such as social distancing and quarantines or lock-downs in the United States, and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease, and the ongoing worldwide vaccine rollout and implementation of vaccine mandates. Future developments in these and other areas present material uncertainty and risk with respect to our clinical trials, business, financial condition, and results of operations.
Risks Relating to Finances and Capital Requirements
If the Merger is not completed, we may be unsuccessful in completing an alternative strategic transaction on terms that are as favorable as the terms of the proposed transaction with GRI, or at all, and we may be unable to reestablish a viable operating business.
We have not generated revenue from any product sales and do not expect to generate any significant revenues until we successfully complete development of our first product, including obtaining all required regulatory approvals, and we are able to successfully commercialize the product through sales and licensing. In March 2022, we announced that topline data from our SEAL study of ADAIR for the treatment of ADHD did not meet statistical significance for the primary endpoint of Emax Drug

Liking. We are continuing to assess the best path forward for the ADAIR and ADMIR programs and commenced a process of evaluating strategic alternatives to maximize stockholder value. Our assets currently consist primarily of cash, cash equivalents, our intellectual property portfolio, and our listing on The Nasdaq Capital Market. While we have entered into the Merger Agreement with GRI, the consummation of the Merger may be delayed or may not occur at all. If the Merger is not completed, the board of directors may elect to pursue an alternative strategic transaction similar to the proposed Merger. Attempting to complete an alternative transaction will be costly and time consuming. If the Merger is not completed and our board of directors determines to pursue an alternative transaction, the terms of any such alternative transaction may not be as favorable to us and our stockholders as the terms of the Merger with GRI. We can make no assurances that such an alternative transaction would occur at all. Further, if the Merger is not completed, given the level of investment and time that would be required to continue development of its existing developmental products or acquire new developmental products, it is unlikely that we would be able to obtain the funding required to recommence its product development activities on terms favorable to our stockholders, or at all.
If the Merger is not completed, our board of directors may decide to pursue a dissolution and liquidation of Vallon. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.
There can be no assurance that the Merger will be completed. If the Merger is not completed, our board of directors may decide to pursue a dissolution and liquidation of Vallon. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision and, ultimately, such liquidation, since the amount of cash available for distribution will continue to decrease as we fund our operations while we evaluate our strategic alternatives. In addition, if our board of directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation of Vallon, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provisions for contingent and unknown obligations, prior to making any distributions in liquidation to its stockholders. Our commitments and contingent liabilities may include (i) regulatory and clinical obligations; (ii) obligations under employment and related agreements with certain employees that provide for severance and other payments following a termination of employment occurring for various reasons, including a change in control; and (iii) potential litigation against us, and other various claims and legal actions arising in the ordinary course of business. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation of Vallon. If a dissolution and liquidation were pursued, our board of directors, in consultation with our advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. In the event of a dissolution or liquidation, there may be no cash to distribute in a wind down and we may owe more than we have at that time. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution, or winding up of Vallon.
If we were to continue to advance our research and development activities and pursue development of any of our pipeline products, we would require substantial additional funding. Raising additional capital would cause dilution to our existing stockholders, and may restrict our operations or require us to relinquish rights to our technologies or to a product candidate.
We currently do not have any committed external source of funds and do not expect to generate any commercial revenue in the foreseeable future. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expects if our operating plans change. If the Merger is not completed and we decide to pursue further research and development activities, we will require substantial additional funding to operate. Additional funds may not be available when we need them on terms that are acceptable to us, or may not be available at all.
To the extent that we raise additional capital through the sale of equity or convertible debt, the ownership interests of our stockholders will be diluted. In addition, the terms of any equity or convertible debt we agree to issue may include liquidation or other preferences that adversely affect the rights of our stockholders. Convertible debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, and declaring dividends, and may impose limitations on our ability to acquire, sell, or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business.
Furthermore, while the potential economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the pandemic has resulted in a significant disruption of global financial markets, and the ongoing impact of the COVID-19 pandemic on the global financial markets may reduce our access to capital, when and if needed. If adequate funds are not available to us on a timely basis, we may be required to curtail or cease our operations.
If the Merger is not completed, raising additional funding through debt or equity financing could be difficult or not successful at all, and may cause the market price of our common stock to decline.

If the Merger is not completed, raising additional funding through debt or equity financing could be difficult or unavailable altogether given the turbulent financial markets. The issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common stock to decline and existing stockholders may not agree with the financing plans or the terms of such financings.
We will require substantial additional funding, which may not be available to us on acceptable terms, or at all, and, if not so available, may require us to delay, limit, reduce or cease our operations.
Our operations have consumed substantial amounts of cash since our inception. As of December 31, 2022, we had an accumulated deficit of $28.9 million and our net loss was $7.0 million for the year ended December 31, 2022. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our business will require additional capital for implementation of our long-term business plan and product development and commercialization.
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
•the number and characteristics of any future product, such as ADAIR or ADMIR, that we may in-license and develop;
•our ability to successfully commercialize any future product, such as ADAIR or ADMIR;
•the amount of sales and other revenues from any future product, such as ADAIR or ADMIR, that we may commercialize, if any, including the selling prices for such potential product and the availability of adequate third-party reimbursement;
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
As a public company, we incur significant legal, accounting, and other expenses under Exchange Act, the Sarbanes-Oxley Act, and other applicable securities rules and regulations. In addition, we are subject to the requirements of The Nasdaq Capital Market.
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
After we become a reporting company under the Exchange Act, we will remain an emerging growth company until the earliest of (i) the end of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of the second fiscal quarter, (ii) the end of the fiscal year in which we have total annual gross revenues of $1.235billion or more during such fiscal year, (iii) the date on which we issue more than $1 billion in non-convertible debt in a three-year period, or (iv) the end of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement filed under the Securities Act.
Our ability to utilize our net operating loss (NOL) carryforwards may be limited.
As of December 31, 2022, we had NOL carryforwards available to reduce future taxable income, if any, for federal and state income tax purposes of $25.6 million and $25.9 million, respectively. The federal net operating loss carryforwards do not expire. If not utilized, the state and local losses begin to expire in the year ending December 31, 2038. Our ability to utilize NOL carryforward amounts to reduce taxable income in future years may be limited for various reasons, including if future taxable income is insufficient to recognize the full benefit of such NOL carryforward amounts prior to their expiration. Additionally, our ability to fully utilize these U.S. tax assets can also be adversely affected by “ownership changes” within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended (the Code), in a three-year period. Any ownership change is generally defined as a greater than 50% increase in equity ownership by “5% stockholders,” as that term is defined for purposes of Section 382 of the Code in any three-year period. Further, we may experience an ownership change in the future as a result of further shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
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
Risks Relating to Intellectual Property
We have filed multiple patent applications and have three issued patents by the U.S. PTO and two issued patents by the European Patent Office. These or any other patent applications may not result in issued patents, and as a result we may have limited protection of our proprietary technology in the marketplace.
We have had three patents granted and one additional patent application directed to ADAIR for ADHD and narcolepsy filed in the United States, have had two patents granted in Europe, has one patent granted in Japan, and we are seeking patent protection for ADAIR internationally in several foreign countries and territories, including Australia, Canada, and China. The U.S. patents will expire in 2037 and the European and Japanese patents will expire in 2038. It is impossible to predict whether or how our PCT applications will result in any issued patent. Even if the pending applications issue, they may issue with claims significantly narrower than those we currently seek.
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
A third party may hold intellectual property, including patent rights that are important or necessary to the development and commercialization of any future product, such as ADAIR or ADMIR. It may be necessary for us to use the patented or proprietary technology of third parties to commercialize any future product. If we are unable to obtain a license from these third parties, or unable to obtain a license, on commercially reasonable terms, our business could be harmed.
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
Prior to our IPO, there had been no public market for our common stock. Our common stock only recently began trading on The Nasdaq Capital Market, but we can provide no assurance that we will be able to develop and sustain an active trading market for our common stock. Even if an active trading market is developed, it may not be sustained. The lack of an active market may impair stockholders’ ability to sell their shares at the time they wish to sell them or at a price that they consider reasonable. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses or technologies using our shares as consideration, which, in turn, could materially adversely affect our business.
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
See also the risk factor captioned “If our common stock were delisted from Nasdaq, we would be subject to the risks relating to penny stocks.” in this Annual Report.

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
•announcements concerning the progress of our efforts to obtain regulatory approval for and commercialize any future product, including ADAIR or ADMIR, including any requests we receive from the FDA for additional studies or data that result in delays in obtaining regulatory approval or launching such proposed product, if approved;
•market conditions in the biopharmaceutical and biotechnology sectors or the economy as a whole;
•price and volume fluctuations in the overall stock market;
•the failure of any future product, such as ADAIR or ADMIR, if approved, to achieve commercial success;
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
As of February 15, 2023, our executive officers, directors, beneficial owners of 5% of more of our capital stock and their respective affiliates will, in the aggregate, beneficially own approximately 54.3% of our outstanding common stock, including Medice, through its affiliated entity, Salmon Pharma, and Arcturus Therapeutics, Ltd. (Arcturus), our largest stockholders, assuming no exercise of the underwriters’ option to purchase additional shares.
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

PART II
Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on The Nasdaq Capital Market under the symbol “VLON”. As of February 4, 2023, there were 7 holders of record of our common stock. As of such date, there were 13,482,342 shares of our common stock outstanding. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Securities Authorized for Issuance Under Equity Compensation Plans
See Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” for information relating to our equity compensation plans.
Recent Sales of Unregistered Securities
None.
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
On May 17, 2022, the Company sold 3,700,000 shares of common stock pursuant to a securities purchase agreement at a purchase price of $1.0632 per share in a registered direct offering (the Offering). The gross proceeds from the Offering were approximately $3.9 million, before deducting fees payable to the placement agent and other estimated offering expenses payable by the Company of approximately $0.6 million.
Purchases of Equity Securities By the Issuer and Affiliated Purchasers
Neither we nor any affiliated purchaser or anyone acting on our behalf or on behalf of an affiliated purchaser made any purchases of shares of our common stock during the year ended December 31, 2022.
Dividend Policy
We have not declared or paid any cash or other dividends on our common stock, and we do not expect to declare or pay any cash or other dividends in the foreseeable future.
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

Overview
Historically, we have been primarily focused on the development and commercialization of novel abuse-deterrent medications for CNS disorders. Our lead investigational product candidate, ADAIR, was a proprietary, abuse-deterrent oral formulation of immediate-release dextroamphetamine (the main active ingredient in Adderall®), which was being developed for the treatment of attention-deficit/hyperactivity disorder (ADHD) and narcolepsy. In March 2022, we announced that our Study to Evaluate the Abuse Liability, Pharmacokinetics, Safety and Tolerability of an Abuse-Deterrent d-Amphetamine Sulfate Immediate Release Formulation (SEAL) study for ADAIR did not reach its primary endpoint. In addition to ADAIR, our second product candidate, ADMIR, an abuse deterrent formulation of methylphenidate (Ritalin®), was also being developed for the treatment of ADHD.
While assessing the best path forward for the ADAIR and ADMIR development programs in relation to the results of the SEAL study, we engaged Ladenburg Thalmann & Co. Inc. (Ladenburg) to evaluate our strategic alternatives with the goal of maximizing stockholder value. Ladenburg was engaged to advise on the strategic review process, which could have included, without limitation, exploring the potential for a possible merger, business combination, investment into us, or a purchase, license or other acquisition of assets. In conjunction with the exploration of strategic alternatives, we streamlined operations to preserve our capital and cash resources.
After conducting a diligent and extensive process of evaluating strategic alternatives and identifying and reviewing potential candidates for a strategic acquisition or other transaction, which included the receipt of 15 formal merger proposals from interested parties and careful evaluation and consideration of those proposals, and following extensive negotiation with a number of possible candidates, on December 13, 2022, Vallon and GRI Bio, Inc. (GRI) entered into an Agreement and Plan of Merger (the Merger Agreement), pursuant to which a wholly-owned subsidiary of Vallon will merge with and into GRI, with GRI surviving as a wholly-owned subsidiary of Vallon (the Merger). The Merger will result in a clinical-stage biotechnology company focused on discovering, developing, and commercializing innovative therapies targeting serious diseases associated with dysregulated immune responses that lead to inflammatory, fibrotic, and autoimmune disorders.
At the effective time of the Merger (the Effective Time), each share of common stock of GRI, $0.01 par value per share (GRI Common Stock) outstanding immediately prior to the Effective Time, excluding any dissenting shares but including any shares of GRI Common Stock issued pursuant to the concurrent equity financing will be automatically converted into the right to receive a number of shares of common stock of Vallon, $0.0001 par value per share (Vallon Common Stock) equal to the exchange ratio, subject to adjustment for the proposed reverse stock split of Vallon Common Stock to be implemented prior to the consummation of the Merger as discussed in this Annual Report (the Reverse Split). The exchange ratio may be adjusted based on Vallon’s net cash at Closing and/or any reduction to Vallon’s valuation required in order to meet the initial listing requirements of The Nasdaq Stock Market LLC (Nasdaq).
Medice License Agreement
In January 2020, we entered into a license agreement with Medice (“Medice License Agreement”), which grants Medice an exclusive license to develop, use, manufacture, market and sell ADAIR throughout Europe. Under the Medice License Agreement, Medice paid a $0.1 million upfront payment and will pay milestone payments of up to $6.3 million in aggregate upon achieving certain regulatory and sales milestones. We are also entitled to low-double digit tiered royalties on net sales of ADAIR.
COVID-19
The global COVID-19 pandemic continues to present uncertainty and unforeseeable new risks to our operations and business plan. We have closely monitored recent COVID-19 developments, including the lifting of COVID-19 safety measures, the drop in vaccination rates, the implementation of, and reaction to, vaccine mandates, the spread of new strains or variants of the coronavirus (such as the Delta and Omicron variants), and supply chain and labor shortages. In light of these developments, the full impact of the COVID-19 pandemic on our business and operations remains uncertain and will vary depending on the pandemic’s future impact on the third parties with whom we do business, as well as any legal or regulatory consequences resulting therefrom. To the extent possible, we are conducting business as usual, with necessary or advisable modifications to employee travel and with most of its employees and consultants working remotely. We will continue to actively monitor the COVID-19 pandemic and may take further actions that alter its operations, including those that may be required by federal, state or local authorities, or that it determines are in the best interests of its employees and other third parties with whom we do business.
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
Stock-based Compensation
We recognize expense for employee and non-employee stock-based compensation in accordance with ASC Topic 718, Compensation-Stock Compensation. ASC Topic 718 requires that such transactions be accounted for using a fair value-based method. The estimated fair value of the options is amortized over the vesting period, based on the fair value of the options on the date granted, and is calculated using the Black-Scholes option-pricing model. We account for forfeitures as incurred.
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
Our research and development expenses have significantly decreased and will continue to decrease as we considers our future plans regarding the ADAIR and ADMIR programs and as a result of the proposed Merger.
General and Administrative Expenses
General and administrative expenses consist primarily of compensation and consulting related expenses for executives and other administrative personnel, professional fees and other corporate expenses, including legal and accounting fees, travel expenses, facilities-related expenses, and consulting services relating to our formation and corporate matters.
We incur costs associated with being a public company, including expenses related to services associated with maintaining compliance with The Nasdaq Capital Market and SEC requirements, directors and officers insurance, legal and accounting costs and investor relations costs. Our general and administrative expenses have increased are expected to continue to increase due to increases in professional and advisory fees as a result of the proposed Merger.

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
Warrant Liability, Change in Fair Value and Warrant Conversion
We evaluated the warrants issued in connection with the May 2022 registered direct financing in accordance with ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity (ASC 815-40), and concluded that a provision in the warrants related to the reduction of the exercise price in certain circumstances precludes the warrants from being accounted for as components of equity. As the warrants meet the definition of a derivative as contemplated in ASC 815, the warrants are recorded as derivative liabilities on the Balance Sheets and measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the accompanying Statements of Operations and Comprehensive Loss in the period of change. The derivative liabilities will ultimately be converted into our common stock when the warrants are exercised, or will be extinguished upon expiry of the warrant term. Upon exercise, the intrinsic value of the shares issued will be transferred to stockholders’ equity. The difference between the intrinsic value of the stock issued and the fair value of the warrant is recorded as gain or loss on the exchange in the accompanying Statements of Operations and Comprehensive Loss in the period of exercise.
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
On January 1, 2022, we adopted ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). ASU 2020-06 address issues identified as a result of the complexity associated with applying generally accepted accounting principles (GAAP) for certain financial instruments with characteristics of liabilities and equity.The amendments focused on amending the guidance on convertible instruments and the guidance on the derivatives scope exception for contracts in an entity’s own equity. The adoption of this standard did not have a material impact on our financial statements.
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
Emerging Growth Company Status
Vallon is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and may remain an emerging growth company for up to five years. For so long as Vallon remains an emerging growth company, Vallon is permitted and intends to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:
•reduced disclosure about its executive compensation arrangements;
•no non-binding stockholder advisory votes on executive compensation or golden parachute arrangements; and

•exemption from the auditor attestation requirement in the assessment of its internal control over financial reporting.
Vallon has taken advantage of reduced reporting requirements in this Annual Report and may continue to do so until such time that we are no longer an emerging growth company. Emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. Therefore, Vallon may not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. Vallon will remain an emerging growth company until the earliest of (a) the last day of the fiscal year in which it has total annual gross revenues of $1.235 billion or more, (b) December 31, 2026, the last day of the fiscal year following the fifth anniversary of the completion of the IPO, (c) the date on which it has issued more than $1.0 billion in nonconvertible debt during the previous three years or (d) the date on which Vallon is deemed to be a large accelerated filer under the rules of the SEC. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period for complying with new or revised accounting standards.
Results of Operations
Comparison of the Years Ended December 31, 2022 and 2021
The following table sets forth our results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Operating expenses:
Research and development	$1,170	$5,187
General and administrative	5,758	4,072
Total operating expenses	6,928	9,259
Loss from operations	(6,928)	(9,259)
Other income	—	61
Change in fair value of derivative liability	—	(89)
Change in warrant liability	384	—
Loss on warrant conversion	(506)	—
Interest expense, net	26	(16)
Net loss	$(7,024)	$(9,303)
Research and Development Expenses
Research and development expenses were $1.2 million and $5.2 million for the years ended December 31, 2022 and 2021, respectively. The $4.0 million decrease in research and development expenses was primarily due to decreases of $3.3 million in expenses related to the registration development program of ADAIR, $0.4 million in personnel expense, including non-cash stock compensation, of $0.3 million, $0.2 million in consulting fees, and a decrease of $0.1 million in expenses related to the formulation work for ADMIR.
General and Administrative Expenses
General and administrative expenses were $5.8 million and $4.1 million for the years ended December 31, 2022 and 2021, respectively. The $1.7 million increase was primarily related to increased costs as a result of our evaluation of strategic alternatives.
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
Revaluation of Derivative Liability
During the year ended December 31, 2021, pursuant to ASC 815, we revalued the embedded derivative liability associated with the 2021 Convertible Notes as a result of the conversion of the 2021 Convertible Notes to common stock at the closing of the

IPO. The embedded derivative liability was remeasured and removed from the balance sheet, resulting in an $89,000 decrease in the fair value of the derivative liability associated with the 2021 Convertible Notes.
Change in Fair Value of Warrant Liability and Loss on Warrant Conversion
In May 2022, we issued 3,700,000 shares of common stock pursuant to a securities purchase agreement at a purchase price of $1.0632 per share in a registered direct offering. In connection with the registered direct offering, we issued warrants to purchase an aggregate of 3,700,000 shares of common stock at an exercise price of $0.9382 per share (May 2022 Warrant Agreement). The warrants were classified as a liability in accordance with ASC 815-40 and the fair value of $1.3 million was recorded as a liability at inception.
The May 2022 Warrant Agreement entitled the holders to receive one share of common stock for each warrant in lieu of the aggregate number of shares of common stock that would have been received using the cashless exercise formula set forth in the May 2022 Warrant Agreement (Alternate Cashless Exercise). In July 2022, we amended the terms of the May 2022 Warrant Agreement to obligate each warrant holder who signed the warrant amendment (Applicable Holder) to effect an Alternate Cashless Exercise, in whole, by August 10, 2022 (the Expiration Date). If the warrants held by the Applicable Holders were not exercised by the Expiration Date, they were automatically exercised pursuant to the Alternate Cashless Exercise. A total of 2,220,000 warrants were exercised pursuant to the May 2022 Warrant Agreement amendment. In December 2022, an additional 740,000 warrants were exercised pursuant to the Alternate Cashless Exercise under the original terms of the May 2022 Warrant Agreement. As a result of the warrant conversions, we recognized a $0.8 million reversal of the warrant liability and a loss of $0.5 million.
The change in fair value of $0.4 million represents a decrease in the fair value of the warrants outstanding during the year ended December 31, 2022.
Interest Income (Expense), net
Interest income, net, was $26,000 for the year ended December 31, 2022. Interest expense, net, was $16,000 for the year ended December 31, 2021.
Liquidity and Capital Resources
Since inception, we have incurred losses and expect to continue to incur losses for the foreseeable future. We incurred net losses of $7.0 million and $9.3 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $28.9 million.
We have financed our working capital requirements to date through the issuance of common stock, convertible notes, short-term promissory notes, and a PPP promissory note. As of December 31, 2022, we had $3.8 million in cash and cash equivalents.
The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$(7,135)	$(8,312)
Investing activities	3,782	(3,842)
Financing activities	3,432	15,747
Net increase in cash and cash equivalents	$79	$3,593
Cash Flows from Operating Activities
For the years ended December 31, 2022 and 2021, $7.1 million and $8.3 million were used in operating activities, respectively. The $1.2 million decrease was primarily due to a $2.3 million decrease in our net loss and a decrease of $0.5 million in cash used for prepaid and other expenses and accounts payable, offset by a $0.4 million decrease in non-cash adjustments, including stock based compensation expense, the change in fair value of the warrant liability, and the loss on warrant conversion, and a $1.3 million increase in cash used for the payment of accrued expenses.

Cash Flows from Investing Activities
Net cash provided by investing activities was $3.8 million for the year ended December 31, 2022, which was primarily related to the maturities of marketable securities. Net cash used in investing activities was $3.8 million for the year ended December 31, 2021, which was related to the purchase of marketable securities.
Cash Flows from Financing Activities
Net cash provided by financing activities was $3.4 million during the year ended December 31, 2022, which was related to which was related to the net proceeds from the registered direct financing in May 2022. Net cash provided by financing activities was $15.7 million for the year ended December 31, 2021 and was primarily related to the net proceeds from our IPO and 2021 Convertible Notes financings.
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
Future Funding Requirements
To date, we have not generated any revenue from the sale of any products. Substantially all of our revenue to date has been generated by the Medice license agreement from which we received a $0.1 million license fee in January 2020. We do not know when, or if, we will generate any revenue. In March 2022, we announced that the SEAL study of ADAIR for the treatment of ADHD did not meet statistical significance for its primary endpoint and that we are evaluating our strategic alternatives with the goal of maximizing stockholder value. While assessing the best path forward for the ADAIR and ADMIR development programs in relation to the results of the SEAL study, we engaged Ladenburg to evaluate our strategic alternatives with the goal of maximizing stockholder value. On December 13, 2022, Vallon and GRI Bio, Inc. (GRI) entered into an Agreement and Plan of Merger, pursuant to which a wholly-owned subsidiary of Vallon will merge with and into GRI, with GRI surviving as a wholly-owned subsidiary of Vallon. The Merger will result in a clinical-stage biotechnology company focused on discovering, developing, and commercializing innovative therapies targeting serious diseases associated with dysregulated immune responses that lead to inflammatory, fibrotic, and autoimmune disorders.
Although we have entered into the Merger Agreement and intend to consummate the transaction, there is no assurance that we will be able to successfully consummate the proposed merger on a timely basis, or at all. If, for any reason, the merger is not completed, we will reconsider our strategic alternatives and could pursue one or more of the following courses of action:
•Dissolve and liquidate our assets. If, for any reason, the merger is not consummated and we are unable to identify and complete an alternative strategic transaction like a merger or potential collaborative, partnering or other strategic arrangements for our assets, or continue to operate our business due to the inability to raise additional funding, we may be required to dissolve and liquidate our assets. In such case, there can be no assurances as to the amount or timing of available cash left to distribute to our stockholders, if any, after paying our debts and other obligations and setting aside funds for reserves.
• Pursue potential collaborative, partnering or other strategic arrangements for our assets, including a sale or other divestiture.
• Continue to operate our business. Although presently not anticipated, we could elect to continue to operate our business and pursue licensing or partnering transactions. Based on our prior assessment, this would require a significant amount of time, financial resources, human capital and we would be subject to all the risk and uncertainties involved in the development of product candidates. In such instance, there is no assurance that we could raise sufficient capital to support these efforts, that our development efforts would be successful or that we could successfully obtain the regulatory approvals required to market any product candidate we pursued.
• Pursue another strategic transaction like the proposed merger.

Our ability to continue as a going concern is dependent on raising capital from the sale of our common stock and/or obtaining debt financing. Our future capital requirements are difficult to forecast and will depend on many factors, including but not limited to the closing of the Merger or the terms and timing of any other strategic alternatives including a merger or business combination, asset acquisitions or sales, collaborations or licensing arrangements. Our ability to remain a going concern is wholly dependent upon our ability to continue to obtain sufficient capital to fund our operations.
Despite our ability to secure capital in the past, there can be no assurance that additional equity or debt financing will be available to us when needed or that we may be able to secure funding from any other sources. In the event that we are not able to secure funding, we may be forced to curtail operations, delay or stop ongoing clinical trials, cease operations altogether, or file for bankruptcy.
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
See the “Risk Factors” section of this Annual Report for additional risks associated with our substantial capital requirements.
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
Off-Balance Sheet Arrangements
We did not have during the periods presented, and do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
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
Our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a 15(e) and 15d 15(e) under the Exchange Act, as of the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.
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
Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Management’s assessment included documentation, evaluating and testing the design and operating effectiveness of its internal controls over financial reporting.
Based on management’s processes and assessment, as described above, management has concluded that, as of December 31, 2022, our internal control over financial reporting was effective.
Attestation Report of the Registered Public Accounting Firm
This Annual Report does not include an attestation report of our registered public accounting firm due to an exemption provided by the JOBS Act for “emerging growth companies.”
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    OTHER INFORMATION
As previously disclosed, on June 27, 2022, the Company received notice from the Listing Qualifications Department of Nasdaq indicating that, because the closing bid price for the Company’s common stock had fallen below $1.00 per share over the previous 30 consecutive business days, the Company no longer complied with the minimum bid price requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the Bid Price Rule). Nasdaq’s notice had no immediate effect on the listing of the Company’s common stock on The Nasdaq Capital Market. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), Nasdaq provided the Company with an initial compliance period of 180 calendar days, or until December 27, 2022, to regain compliance with the Bid Price Rule.

On December 28, 2022, having not regained compliance with the Bid Price Rule, the Company received a letter from the Staff notifying the Company that, unless the Company timely requests a hearing, the Company’s common stock would be scheduled for delisting from The Nasdaq Capital Market and would be suspended at the opening of business on January 6, 2023. According to the letter from Nasdaq, the Company had not regained compliance with the Bid Price Rule and was not eligible for a second 180 day extension period because the Company did not comply with the minimum $5.0 million stockholders’ equity initial listing requirement for The Nasdaq Capital Market.
Accordingly, the Company filed an appeal and requested a hearing before the Nasdaq Hearings Panel (the Panel). The hearing request resulted in a stay of any suspension or delisting action pending the hearing and the expiration of any extension period granted by the Panel following the hearing. In that regard, the Panel had the right to grant the Company an extension to regain compliance with the Bid Price Rule. The hearing before the Panel was held on February 16, 2023. The Panel reached a decision on February 21, 2023, and informed the Company that it was granting the Company’s request for a stay of delisting procedures on The Nasdaq Stock Market until April 28, 2023, subject to the Company meeting certain conditions, including the Company having completed the Merger and having satisfied all initial listing requirements of The Nasdaq Stock Market on or before April 28, 2023. The Panel stated that it based its decision on the efforts made by the Company thus far to complete the Merger and the associated proposed reverse stock split and the relatively short duration of the requested exception period. There can be no assurance that the Company will be able to regain compliance with all applicable requirements for continued listing or the conditions required by the Panel.
Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE MANAGEMENT
The following table sets forth certain information about our directors, director nominees, our executive officers, and a key consultant.

Name	Age	Position
Executive Officers
David Baker	59	President, Chief Executive Officer and Director (Principal Executive Officer)
Leanne Kelly	46	Chief Financial Officer (Principal Financial and Accounting Officer)
Non-Employee Directors and Director Nominee
Marella Thorell(1)	55	Director, Chair of the Board
Joseph Payne(1)(2)(3)	51	Director
Richard Ammer	52	Director
Meenu Karson(1)(3)	55	Director

Key Consultant
Timothy Whitaker, M.D.	64	Chief Medical Officer
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
Leanne M. Kelly has served as our Chief Financial Officer since May 2021. She brings over 20 years of experience leading private and publicly traded companies across life science, technology and e-Commerce sectors with a foundation in public accounting. Prior to joining Vallon, she most recently served as the Controller and Executive Director, Global Financial Reporting at OptiNose, Inc, a $74 million revenue specialty pharmaceutical company. Over the course of her career, she has held Senior Vice President of Finance, Controller and Chief Financial Officer positions in private and public companies such as Flower Orthopedics, Iroko Pharmaceuticals, LLC, and Genaera Corporation. Ms. Kelly began her career as an auditor with KPMG LLP. While serving in those roles, Ms. Kelly's work included multi-million dollar financings, M&A diligence and support. She also has experience in financial oversight, internal and external financial reporting, forecasting, and financial analysis, as well as investor and public relations. Ms. Kelly received her Bachelor of Science degree in Business Economics with a concentration in Accounting from Lehigh University, and is a licensed CPA (inactive status) in the state of Pennsylvania.
Non-Executive Directors
Marella Thorell joined our board of directors on February 12, 2021 and has served as the chairperson of the board of directors since July 1, 2022. Ms. Thorell has more than 30 years of accomplishments in finance and operations having successfully led multiple M&A, licensing, and fundraising transactions. She currently serves as the Chief Financial Officer of Evelo Biosciences, Inc. (Nasdaq: EVLO). Prior to joining Evelo Biosciences, Inc., Ms. Thorell was Chief Accounting Officer of Centessa Pharmaceuticals plc (Nasdaq: CNTA) and previously served as Head of Finance. Prior to that, Ms. Thorell was the Chief Financial Officer of Palladio Biosciences, leading their finance operations and capital strategy and execution. Before joining Palladio, she served in various capacities at Realm Therapeutics, PLC, (Nasdaq: RLM), including Chief Financial Officer, Chief Operating Officer and Executive Director. In this role, she led accounting and financial reporting operations and helped transition Realm’s focus to drug development following a strategic overhaul. She was also responsible for divesting domestic and international operating businesses and in-licensing and out-licensing assets. Earlier in her career Ms. Thorell worked for Campbell Soup Company (NYSE: CPB) in finance and operational roles of increasing responsibility and at Ernst & Young, LLP where she earned a C.P.A. Ms. Thorell also serves on the Board of Essa Pharm (Nasdaq: EPIX) and on the Board of Living Beyond Breast Cancer (lbbc.org). Ms. Thorell earned a B.S. in Business from Lehigh University, magna cum laude.
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
Meenu Karson has served as a director since February 2022 and is the chairperson of our audit committee and nominating and corporate governance committee. Ms. Karson brings over two decades of experience in various leadership roles in the life sciences and biotechnology industries. Most recently, she served as President and Chief Executive Officer of Proteostasis Therapeutics, Inc. a clinical stage biopharmaceutical company focused on the discovery and development of novel therapeutics to treat cystic fibrosis (CF) from May 2014 until December 2020. She let Proteostasis Therapeutics, Inc. through a successful IPO and raised over $300 million to advance the CF pipeline from discovery to successful completion of Phase 2 studies with three novel CFTR modulators delivered as a proprietary combination enabling the first ever personalized medicine registrational study for CF. She also led the strategic merger of Proreostasis Therapeutics, Inc. with Yumanity Therapeutics, Inc. in December 2020. From 2007 to 2014, Ms. Karson was President and Chief Executive Officer at Allozyne, Inc. Prior to her time at Allozyne, Inc., she served as the Chief Business Officer at BioXell SpA, a spin-off from Roche Pharmaceuticals where she led corporate development and financing activities. Ms. has also held roles of increasing responsibility at Novartis, Fresenius Kabi AG, Warner-Lambert Company, LLC, and Bristol-Myers Squibb Company. Currently, she serves on the board of Vasomune Therapeutics, Inc., a clinical stage biopharmaceutical company focused on the treatment of acute respiratory distress syndrome and is on the Board of Directors for the Biotechnology Innovation Organization (BIO) on its Emerging Companies Section Board. She obtained her M.B.A. from York University and her B.Sc. from the University of Toronto.
We believe Ms. Karson’s extensive experience in the biopharmaceuticals industry and as the chief executive officer of a biopharmaceutical company qualifies her to serve on our board of directors.
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
Our board of directors is divided into three classes with staggered three-year terms. At each annual meeting of stockholders, the directors whose terms then expire will be subject to re-election to serve until the third annual meeting following re-election. As a result, only one class of directors will be elected at each annual meeting of our stockholders, with the other classes continuing for the remainder of their respective three-year terms. Our directors are divided among the three classes as follows:
•the Class I director is David Baker, and his term expires at the annual meeting of stockholders to be held in 2024;
•the Class II directors are Richard Ammer and Marella Thorell, and their term expires at the annual meeting of stockholders to be held in 2025; and

•the Class III directors are Joseph Payne and Meenu Karson, and their term expires at the annual meeting of stockholders to be held in 2023.
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
Audit Committee
The members of our audit committee are Marella Thorell, Joseph Payne and Meenu Karson, who is the chair of the audit committee.
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
Nominating and Corporate Governance Committee
The members of our nominating and corporate governance committee are Joseph Payne and Meenu Karson, who is the chair of the nominating and corporate governance committee.

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

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Compensation ($)(3)	All Other Compensation ($)		Total ($)
David Baker	2022	417,266	20,820	251,494	210,000	24,183	(4)	923,764
President and Chief Executive Officer	2021	391,553	—	259,136	150,000	26,191	(4)	826,880

Leanne M. Kelly	2022	283,893	20,820	210,428	150,000	8,400	(5)	673,541
Chief Financial Officer	2021	177,604	—	259,136	55,772	6,347	(5)	498,859

Penny S. Toren	2022	82,437	—	84,171	—	131,729	(5)(7)	298,337
Senior Vice President, Regulatory Affairs & Program Management	2021	256,871	—	64,784	30,174	7,544	(5)	359,373

(1)The amounts in this column represent the aggregate grant date fair value of the restricted stock units (RSUs) calculated in accordance with FASB ASC Topic 718. These amounts do not necessarily correspond to the actual value that may be realized by the executive in connection with the option awards. The assumptions made in valuing the option awards reported in this column are described in Vallon’s audited financial statements (Note 3. Summary of Significant Accounting Policies -Stock-based compensation and Note 11. Stock-based Compensation) included in this Annual Report on Form 10-K for the year-ended December 31, 2022. In accordance with SEC rules, the grant date fair value of any award subject to a performance condition is based upon the probable outcome of the performance conditions. RSU awards with performance conditions that have been deemed not probable of achievement as of the grant date have not been included in this column as no compensation expense has been recognized under ASC Topic 718 during the year ended December 31, 2022. In December 2022, the RSU awards granted to Mr. Baker and Ms. Kelly were cancelled. Compensation expense equal to the grant date fair value of the cancelled awards expected to vest at the date of cancellation was recognized under ASC Topic 718. No RSUs were granted to Ms. Toren.
(2)Reflects the aggregate grant date fair value of stock options granted during the fiscal year calculated in accordance with FASB ASC Topic 718. These amounts do not necessarily correspond to the actual value that may be realized by the executive in connection with the option awards. The assumptions made in valuing the option awards reported in this column are described in Vallon’s audited financial statements (Note 3. Summary of Significant Accounting Policies -Stock-based compensation and Note 11. Stock-based Compensation) included in this Annual Report on Form 10-K for the year-ended December 31, 2022..
(3)The amounts in this column represent performance bonuses earned by the named executive officers in the year shown based upon the achievement of pre-established performance objectives. See "Executive Compensation of Vallon -Elements of Compensation -Non-Equity Incentive Plan Compensation" below.
(4)The amounts reflect matching contributions to the named executive officer’s account under Vallon’s SIMPLE IRA plan, an auto allowance and amounts paid with respect to short and long-term disability and life insurance for the benefit of the named executive officer. The amounts reflect SIMPLE IRA matching contribution of $10,200 and $12,000 for 2022 and 2021, respectively; an auto allowance of $6,000 in both 2022 and 2021, and insurance benefits of $7,983 in both 2022 and 2021.
(5)The amounts reflect matching contributions to the named executive officers’ accounts under our SIMPLE IRA plan.
(6)On April 19, 2022, Penny S. Toren's position as Senior Vice President, Regulatory Affairs & Project Management of Vallon was eliminated, effective immediately.
(7)Amounts include severance payments of $129,500 as a result of the elimination of the named executive officer’s position on April 19, 2022.
Elements of Compensation
2022 Base Salaries
Effective as of March 1, 2022, Mr. Baker’s annual salary was increased to $420,000, Ms. Kelly’s salary was increased to $285,500 and Ms. Toren’s annual salary was increased to $259,000.
Non-Equity Incentive Plan Compensation
Each of our named executive officers is eligible to receive an annual performance bonus based on the achievement of corporate and personal objectives as determined by our board of directors or compensation committee. Each executive officer is assigned a target bonus expressed as a percentage of base salary. For 2022, the target bonus opportunities for Mr. Baker and Ms. Kelly, expressed as a percentage of base salary, were 50%,and 35% , respectively. Actual performance bonus payments depend on the extent to which we achieve pre-established corporate objectives for the year, along with an overall assessment of each officer’s personal performance, as determined by our board of directors or compensation committee. For 2022, the corporate objectives, consisted primarily of: (i) fundraising; (ii) exploration of strategic alternatives; (iii) opening and IND for ADMIR; (iv) execution of key non-clinical studies; and (v) manufacture of ADAIR. Based on the results of the SEAL Study, reported in March 2022, these corporate objectives were revised to focus on cash preservation and strategic alternatives. .In the first quarter of 2023, our compensation committee assessed our level of achievement of these objectives. Based on this assessment, our compensation committee determined that our performance relative to the corporate objectives warranted a payout of 100% of the target bonus opportunity, subject to adjustments for personal performance. Actual bonus amounts earned with respect to 2022 are reflected in the "Non-Equity Incentive Compensation" column of the Summary Compensation Table above. As a result of the elimination of her position, Ms.Toren did not earn a bonus in 2022.
In addition to annual performance bonuses, in December 2022, each of Mr. Baker and Ms. Kelly were granted a bonus of $75,000 to be paid upon the closing of the Merger subject to the executive’s continued employment at the date of closing.
Option Awards and Restricted Stock Units Granted During 2022
On February 15, 2022, each of Mr. Baker, Ms. Kelly and Ms. Toren was granted a non-qualified stock option to purchase 61,000, 50,000 and 20,000 shares of our common stock, respectively, with an exercise price of $5.63 per share, which was equal to the closing price of our common stock on the date of grant. Subject to the executive’s continued employment on each applicable vesting date, 25% of the shares underlying these options vest on February 15, 2023, with the remainder vesting in equal quarterly installments thereafter through February 15, 2026. As a result of the elimination of her position, Ms.Toren’s 2022 option grant was forfeited.
On May 16, 2022, Mr. Baker and Ms. Kelly were each granted 75,000 restricted stock units of our common stock. Vesting of the restricted stock units was subject to the achievement of certain milestones. In December 2022, the restricted stock units granted to Mr. Baker and Ms. Kelly were cancelled.

Qualified Retirement Plan
We offer our employees, including our named executive officers, retirement and certain other benefits, including participation in the tax-qualified SIMPLE IRA retirement plan sponsored by the Company in the same manner as all of our other employees. Pursuant to the SIMPLE IRA program, employees are eligible to contribute to an individual SIMPLE IRA account on a tax-deferred basis. If an employee participates in the SIMPLE IRA plan, we make a matching contribution to the employee’s SIMPLE IRA account in an amount up to 3% of the employee’s base salary (subject to applicable IRS compensation limits). In 2022, Mr. Baker, Ms. Kelly and Ms. Toren contributed to the SIMPLE IRA and received a related matching contribution. Participants are fully vested in both their own contribution and the matching contributions at all times.
We do not maintain any deferred compensation, pension, or profit-sharing plans.
Employment Agreements
We have entered into an employment agreement with each of our named executive officers. The employment agreements provide that the executive will receive a base salary and be eligible to receive an annual cash bonus contingent upon the attainment of certain company milestones and/or individual objectives. Pursuant to the employment agreements, each executive's base salary and target bonus will be reviewed periodically by our compensation committee or board of directors. The employment agreements also provide for certain termination benefits, which are described below in the section entitled “Potential Payments Upon a Termination or Change in Control.”
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
Pursuant to his employment agreement with us, if Mr. Baker’s employment were terminated by us without cause or terminated by Mr. Baker for good reason, in either case not in connection with a change in control, then Mr. Baker is entitled to the following severance benefits:
•continued base salary for a period of 12 months, plus a pro-rated bonus for the year of termination, based on actual performance results for the entire year, and provided he was employed for at least six months during that year; and
•subsidized premiums for COBRA continuation coverage for a period of 12 months (or such earlier date that he obtains alternative coverage).
Pursuant to his employment agreement with us, if Mr. Baker’s employment were terminated by us without cause or terminated by Mr. Baker for good reason, in either case withing the one-year period following a change in control, then Mr. Baker would be entitled to the following severance benefits:
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
Leanne Kelly
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
Pursuant to her employment agreement with us, if Ms.Kelly’s employment were terminated by us without cause or terminated by Ms. Kelly for good reason, in either case within the one-year period following a change in control transaction, then Ms. Kelly would be entitled to the following severance benefits:
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
Penny Toren
Pursuant to her employment agreement with us, if Ms. Toren’s employment were terminated by us without cause or terminated by Ms. Toren for good reason, then Ms. Toren would be entitled to continued base salary for six months. Ms. Toren’s employment was terminated without cause on April 19, 2022, and she therefore was entitled to receive this severance payment on the terms, and subject to the conditions, of her employment.
Outstanding Equity Awards at Fiscal Year-End
Stock and Stock Option Awards
The following table sets forth information concerning the outstanding equity awards for each of our named executive officers as of December 31, 2022. All equity awards granted to our named executive officers were made pursuant to our 2018 Equity Incentive Plan.

	Option Awards(6)							Stock Awards(6)
Name	Number of Securities Underlying Unexercised, Options (#) Exercisable	Number of Securities Underlying Unexercised, Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested ($)
David Baker	46,875	—		—		1.84	10/1/2028
	61,250	—		—		2.20	2/5/2029
	—	—		37,500	(1)	4.72	5/22/2030
	37,500	62,500	(2)	—		3.66	5/14/2031
	—	61,000	(3)	—		5.63	2/15/2032	—	(5)	—
Leanne Kelly	26,250	43,750	(4)	30,000	(4)	3.66	5/14/2031
	—	50,000	(3)	—		5.63	2/15/2032	—	(5)	—
(1)The stock option award will vest upon satisfaction of certain performance milestones.
(2)The stock options award will vest 25% on the first anniversary of the vesting start date (May 14, 2021) and 6.25% (1/16th of such shares) for each subsequent full quarter that the executive remains employed with Vallon.
(3)The stock options award will vest 25% on the first anniversary of the vesting start date (February 15, 2022) and 6.25% (1/16th of such shares) for each subsequent full quarter that the executive remains employed with Vallon.
(4)70% of the stock option award will vest 25% on the first anniversary of the vesting start date (May 14, 2021) and 6.25% (1/16th of such shares) for each subsequent full quarter that the executive remains employed with us. The remaining 30% of the stock option award will vest upon the satisfaction of certain performance milestones.
(5)On May 16, 2022, Mr. Baker and Ms. Kelly were each granted 75,000 restricted stock units of our common stock. Vesting of the restricted stock units was subject to the achievement of certain milestones. In December 2022, the restricted stock units granted to Mr. Baker and Ms. Kelly were cancelled.
(6)Penny S. Toren’s position was eliminated on April 19,2022 and all outstanding stock option awards were forfeited. Ms. Toren had no outstanding option or stock awards as of December 31, 2022.
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
In January 2022, and effective as of July 1, 2022, the Board of Directors, upon recommendation of the compensation committee, increased the annual retainer for each non-employee director to $30,000, increased the annual retainer for the chair of the audit committee to $15,000, and provided an annual retainer for the chair of the compensation committee of $10,000 and for the chair of the nominating and corporate governance committee of $5,000. In addition, the director serving as chairperson of the board as of July 1 of any calendar year will be automatically granted a restricted stock unit award with a value of $20,000. The number of restricted stock units granted will be based on the average closing per-share price of the Company’s common stock for the 30 trading days immediately preceding the date of grant and shall vest in equal quarterly installments over one year. Non-employee directors who are first appointed or elected to the Board will receive an initial stock option grant to purchase 15,000 shares, which generally will vest in quarterly installments over two years. A non-employee director who (i) is serving on the Board as of the date of any annual meeting of our stockholders after July 2, 2022 and has been serving as a non-employee director for at least six months as of the date of such meeting, and (ii) will continue to serve as a non-employee director immediately following such meeting, shall be automatically granted an option grant to purchase 7,500 shares on the date of such annual meeting, which generally will vest in quarterly installments over one year. Non-employee directors generally may elect to receive the $30,000 annual retainer in an award of a stock option in lieu of cash.
The following table provides information on compensation paid to our non-employee directors in 2022:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)		Option Awards ($)(2)(7)		Total ($)
Richard Ammer	15,123	—		3,005	(3)	18,129
Meenu Karson	25,205	—		83,687	(4)	108,893
Ofir Levi(5)	—	—		—		—
Joseph Payne	20,164	—		3,005	(3)	23,169
Marella Thorell	32,479	23,574	(6)	3,005	(3)	35,484
(1)The amounts in this column represent the aggregate grant date fair value of the RSUs calculated in accordance with FASB ASC Topic 718. These amounts do not necessarily correspond to the actual value that may be realized by the executive in connection with the option awards. The assumptions made in valuing the option awards reported in this column are described in Vallon’s audited financial statements (Note 3. Summary of Significant Accounting Policies -Stock-based compensation and Note 11. Stock-based Compensation) included in our Annual Report on Form 10-K for the year-ended December 31, 2022, as filed with the SEC.
(2)Reflects the aggregate grant date fair value of stock options granted during the fiscal year calculated in accordance with FASB ASC Topic 718. These amounts do not necessarily correspond to the actual value that may be realized by the executive in connection with the option awards. The assumptions made in valuing the option awards reported in this column are described in our audited financial statements (Note 3. Summary of Significant Accounting Policies - Stock-based compensation and Note 11. Stock-based Compensation) included in this Annual Report on Form 10-K for the year-ended December 31, 2022.
(3)Options to purchase 7,500 shares of common stock were granted on June 9, 2022 and vest quarterly over a 12-month period.
(4)Options to purchase 15,000 shares of common stock were granted on February 23, 2022 which vest monthly over a 24-month period..
(5)Dr. Levi resigned from the Company’s Board of Directors on March 28, 2022.
(6)Includes 38,023 RSUs granted on July 1, 2022 which vest quarterly over a 12-month period. In December 2022, 28,517 unvested RSUs were cancelled.
(7)The following table shows the aggregate number of outstanding shares of common stock underlying outstanding option and stock awards held by our non-employee directors as of December 31, 2022:

Name	Outstanding Option Awards	Outstanding Stock Awards
Richard Ammer	32,704	—
Meenu Karson	15,000	—
Joseph Payne	36,786	—
Marella Thorell	22,500	—

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth certain information known to us regarding beneficial ownership of our capital stock as of December 31, 2022, as adjusted to reflect the sale of common stock offered by us in this offering, for:
•each person or group of affiliated persons known by us to be the beneficial owner of more than five percent of our capital stock;
•each of our named executive officers;
•each of our directors and our director nominees; and
•all of our executive officers, and directors and director nominees as a group.
We have determined beneficial ownership in accordance with the rules and regulations of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power, and includes securities that the individual or entity has the right to acquire, such as through the exercise of stock options, within 60 days of December 31, 2022. Except as noted by footnote, and subject to community property laws where applicable, we believe, based on the information provided to us, that the persons and entities named in the table below have sole voting and investment power with respect to all common stock shown as beneficially owned by them.
The percentage of beneficial ownership in the table below is based on 13,482,342 shares of common stock deemed to be outstanding as of December 31, 2022.
Unless otherwise indicated, the address for each beneficial owner is c/o Vallon Pharmaceuticals, Inc., 100 N. 18th Street, Suite 300, Philadelphia, PA 19103.

	Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership	Percentage of Total Common Stock
Greater than 5% Stockholders
SALMON Pharma GmbH(1)	1,523,797	11.3%
FGP Protective Opportunity Master Fund LP(2)	1,480,000	11.0%
Lincoln Park Capital Fund, LLC(3)	1,480,000	11.0%
Armistice Capital Master Fund Ltd.(4)	1,480,000	10.4%
Arcturus Therapeutics, Inc. (fka successor to Arcturus Therapeutics Ltd.)(5)	843,750	6.3%
Lind Global Fund II LP(6)	740,000	5.5%
Lind Global Macro Fund LP(7)	740,000	5.5%
Bigger Capital Fund LP(8)	738,498	5.5%

Directors and Named Executive Officers(9)
David Baker(10)	175,968	1.3%
Leanne Kelly(11)	49,375	*
Richard Ammer(12)	1,550,876	11.5%
Joseph Payne(13)	892,411	6.6%
Marella Thorell(14)	28,256	*
Meenu Karson(15)	7,500	*
All directors and named executive officers as a group (6 persons)	2,704,386	19.6%
*Represents beneficial ownership of less than one percent of our outstanding common stock.
(1)The address of the principal business office of SALMON Pharma GmbH is Sankt-Jakobs-Strasse 90, CH-9002 Basel, Switzerland.
(2)Consists of 740,000 shares of common stock purchased by FGP Protective Opportunity Master Fund LP directly from Vallon in a registered direct offering of common stock on May 17, 2022 and a warrant to purchase 740,000 shares of common stock common stock purchased by FGP Protective Opportunity Master Fund LP directly from Vallon in a concurrent private placement. The address of the principal business office of FGP Protective Opportunity Master Fund LP is 94 Solaris Avenue, 2nd Floor, Camana Bay, PO box 30745, Grand Cayman.
(3)Based on the Schedule 13G filed by Lincoln Park Capital Fund, LLC (“LPC Fund”) on May 18, 2022. Consists of 740,000 shares of Common Stock purchased by LPC Fund directly from Vallon in a registered direct offering of Common Stock on May 17, 2022 (the “Registered Direct Offering”) and a

warrant to purchase 740,000 shares of common stock (the “Warrant”) purchased by LPC Fund directly from the Issuer in a concurrent private placement (the “Private Placement”). The Warrant, however, contains a 9.99% contractual cap on the amount of outstanding shares of the Issuer’s common stock that LPC Fund may own upon exercise of such Warrant. Therefore, the number of shares of the Issuer’s common stock beneficially owned by LPC Fund under the Warrant as of the date of the filing was 310,232 shares, which, when combined with the 740,000 shares of Common Stock owned as of May 18, 2022, is 9.99% of the 10,512,836 shares that were outstanding on that date (as reported in the Vallon’s prospectus supplement filed on May 13, 2022). The shares outstanding includes the 740,000 shares of Common Stock of the Issuer owned directly by LPC Fund, but does not include any shares issuable upon exercise of the Warrant issued to LPC Fund or any other investor in the Private Placement. The address of the principal business office of Lincoln Park Capital Fund, LLC is 440 North Wells, Suite 410, Chicago, Illinois 60654.
(4)Consists of 740,000 shares of common stock purchased by Armistice Capital Master Fund Ltd directly from Vallon in a registered direct offering of common stock on May 17, 2022 and a warrant to purchase 740,000 shares of common stock common stock purchased by Armistice Capital Master Fund Ltd directly from Vallon in a concurrent private placement. The address of the principal business office of Armistice Capital Master Fund Ltd. is 510 Madison Avenue, 7th Floor, New York, New York, 10022.
(5)The address of the principal business office of Arcturus Therapeutics Ltd is 10628 Science Center Drive, Suite 250, San Diego, California 92121.
(6)Based on the 13G filed by Lind Global Fund II LP on May 23, 2022. Consists of 370,000 shares of common stock purchased by Lind Global Fund II LP directly from Vallon in a registered direct offering of common stock on May 17, 2022 and a warrant to purchase 370,000 shares of common stock purchased by Lind Global Fund II LP directly from Vallon in a concurrent private placement. The address of the principal business office of Lind Global Fund II LP is 444 Madison Avenue, Floor 41, New York, New York 10022.
(7)Based on the 13G filed by Lind Global Macro Fund LP on May 23, 2022. Consists of 370,000 shares of common stock purchased by Lind Global Macro Fund LP directly from Vallon in a registered direct offering of common stock on May 17, 2022 and a warrant to purchase 370,000 shares of common stock purchased by Lind Global Macro Fund LP directly from Vallon in a concurrent private placement. The address of the principal business office of Lind Global Macro Fund LP is 444 Madison Avenue, Floor 41, New York, New York 10022.
(8)Based on the Schedule 13G filed by Bigger Capital Fund, LP (“Bigger Capital”) on May 23, 2022. Consists of 368,498 shares of common stock and 370,000 shares of common stock issuable upon exercise of warrants. Both Bigger Capital Fund GP, LLC (‘Bigger GP”), the general partner of Bigger Capital and Michael Bigger, the managing member of Bigger GP, may be deemed to beneficially own the he 368,498 shares of common stock and 370,000 shares of common stock issuable upon exercise of warrants beneficially owned by Bigger Capital. Each of Bigger GP and Mr. Bigger disclaims beneficial ownership of the shares of common stock beneficially owned by Bigger Capital. The address of the principal business office of Bigger Capital is 2250 Red Springs Drive, Las Vegas, Nevada 89135.
(9)The address for each of our executive officers, directors and director nominees is c/o Vallon Pharmaceuticals, 100 N. 18th Street, Suite 300, Philadelphia, PA 19103.
(10)Consists of (i) 8,843 shares of common stock and (ii) 167,125 shares of common stock issuable pursuant to stock options exercisable within 60 days of December 31, 2022.
(11)Consists of (i) 6,250 shares of common stock and (ii) 43,125 shares of common stock issuable pursuant to stock options exercisable within 60 days of December 31, 2022.
(12)Consists of (i) 1,523,797 shares of common stock held by SALMON Pharma GmbH (“Salmon Pharma”), of which Dr. Ammer is an affiliate and may be deemed to have shared voting and dispositive power over the shares beneficially owned by Salmon Pharma but disclaims such beneficial ownership except to the extent of his pecuniary interest therein, if any, and (ii) 27,079 shares of common stock issuable pursuant to stock options exercisable within 60 days of December 31, 2022.
(13)Consists of 843,750 shares of common stock held by Arcturus, of which Mr. Payne is an affiliate and may be deemed to have shared voting and dispositive power over the shares beneficially owned by Arcturus but disclaims such beneficial ownership except to the extent of his pecuniary interest therein, if any, (ii) 17,500 shares of common stock and (iii) 31,161 shares of common stock issuable pursuant to stock options exercisable within 60 days of December 31, 2022.
(14)Consists of (i) 9,506 shares of common stock and (ii) 18,750 shares of common stock issuable pursuant to stock options exercisable within 60 days of December 31, 2022.
(15)Includes 7,500 shares of common stock issuable pursuant to stock options exercisable within 60 days of December 31, 2022.
Equity Compensation Information
Our 2018 Equity Incentive Plan is our sole equity incentive plan approved and adopted by our stockholders, and provides for the issuance of shares of our common stock to our officers and other employees, directors and consultants.
The following table presents information as of December 31, 2022 with respect to compensation plans or arrangements under which shares of our common stock may be issued.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	694,240	$3.94	189,789
Equity compensation plans not approved by security holders	—	$—	—
Total	694,240	$3.94	189,789
(1)Includes shares of our common stock under our 2018 Equity Incentive Plan. For a description of this plan, refer to Note 11 to the financial statements included in this Annual Report on Form 10-K.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The following is a summary of each transaction or series of similar transactions since January 1, 2021, to which we have been a party that:
•The amount involved exceeded or exceeds $120,000 or is greater than 1% of our total assets as of December 31, 2022 and 2021; and
•any of our directors or executive officers, any holder of 5% of our capital stock or any member of their immediate family had or will have a direct or indirect material interest.
Medice
Medice, through its affiliated entity, Salmon Pharma, owns approximately 11.3% of our issued and outstanding shares of common stock, and accordingly controls approximately 11.3% of our voting power. On January 6, 2020, we entered into a license agreement with Medice, which grants Medice an exclusive license, with the right to grant sublicenses, to develop, use, manufacture, market and sell ADAIR throughout Europe. Medice currently markets several ADHD products in Europe and is the ADHD market leader in Europe based on branded prescription market share. Medice is responsible for obtaining regulatory approval of ADAIR in the licensed territory. Under the license agreement, Medice paid Vallon a minimal upfront payment and will pay milestone payments of up to $6.3 million in the aggregate upon first obtaining regulatory approval to market and sell ADAIR in any country, territory or region in the licensed territory and upon achieving certain annual net sales thresholds.
2020 Voting Agreement
On December 30, 2020, we entered into the 2020 Voting Agreement with Dov Malnik and Tomer Feingold, pursuant to which at every meeting of our stockholders and at every adjournment or postponement thereof, Messrs. Malnik and Feingold (in their capacity as stockholders) shall have the right to vote all common stock held by them collectively constituting no more than 9.99% of the total number of shares of common stock issued and outstanding as of the record date for voting on the matters presented at such meeting or taking action by written consent (Share Voting Cap). The common stock held or otherwise beneficially owned by Messrs. Malnik and Feingold in excess of the Share Voting Cap (Excess Shares) shall be voted at every meeting of the stockholders of the Company, and at every adjournment or postponement thereof, and on every action or approval by written consent of the stockholders, in a manner that is proportionate to the manner in which all other holders of the issued and outstanding shares of common stock vote in respect of each matter presented at any such meeting and in respect of each action taken by written consent. Furthermore, each of Messrs. Malnik and Feingold executed an irrevocable proxy for the voting of the Excess Shares in accordance with the 2020 Voting Agreement. The 2020 Voting Agreement terminates on the earliest to occur of (i) the date following the effective date of the 2020 Voting Agreement on which Messrs. Malnik and Feingold collective beneficial ownership of our common stock falls below 9.99%, (ii)the third anniversary of the effectiveness of our registration statement relating to the IPO, or (iii) with respect to either Messrs. Malnik or Feingold, the date on which any proceeding before or brought by the SEC against such stockholder has been terminated or otherwise concluded. On May 17, 2022, the 2020 Voting Agreement terminated when Messrs. Malnik and Fiengold’s collective beneficial ownership of Vallon common stock fell below 9.99%.
Equity Financings
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

Participants	Principal Amount under the Convertible Notes	Shares of Common Stock upon Conversion of Convertible Notes
Greater than 5% Stockholders(1)
SALMON Pharma GmbH(2)	$300,000	54,906
__________________
(1)Additional details regarding these stockholders and their equity holdings are provided in this Annual Report under the caption “Principal Stockholders.”
(2)Dr. Ammer is affiliated with Salmon Pharma.
Review, Approval or Ratification of Transactions with Related Parties
Our written related party transactions policy states that our employees, officers and directors, and any members of the immediate family of and any entity affiliated with any of the foregoing persons are not permitted to enter into a material related party transaction with us without the review and approval of our Audit Committee. The policy provides that our general counsel, or, if we do not then have a general counsel, our principal executive, financial, or accounting officer (each a Designated Officer), must be notified of any request for us to enter into a transaction with such parties in which the amount involved exceeds $120,000 as well as of the facts and circumstances of the proposed transaction. Should an employee of the Company become aware of a related party transaction, regardless of whether such employee is a party to such transaction, such employee will report the Related Party Transaction to the Designated Officer. The Designated Officer shall report such Related Party Transaction to the Committee for review. In approving or rejecting any such proposal, our Audit Committee considers the relevant facts and circumstances available and deemed relevant to the committee, including, but not limited to, (i) whether the transaction was undertaken in the ordinary course of business; (ii) whether the related party transaction was initiated by us, a subsidiary, or the related party; (iii) whether the transaction with the related party is proposed to be, or was, entered into on terms no less favorable to the company than terms that could have been reached with an unrelated third party; (iv) the purpose of, and the potential benefits to us of, the Related Party Transaction; (v) the approximate dollar value of the amount involved in the related party transaction, particularly as it relates to the related party; (vi) the related party’s interest in the related party transaction; (vii) whether the related party transaction would impair the independence of an otherwise independent director; and (viii) any other information regarding the related party transaction or the related party that would be material to investors in light of the circumstances of the particular transaction.
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

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is EisnerAmper LLP, Iselin, New Jersey, Auditor Firm ID: 274.
The following table represents aggregate fees incurred for EisnerAmper LLP services during the years ended December 31, 2022 and 2021 by us.

	December 31,
	2022	2021
Audit Fees (1)	$224,962	$180,760
Audit Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees (4)	—	—
Total	$224,962	$180,760
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
(3)Exhibits. See (b) below.
(b)Exhibits
The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report.

		Incorporated by Reference
Exhibit No.	Description	Form	Date	Number
1.1	Underwriting Agreement	8-K	2/16/21	1.1
2.1	Agreement and Plan of Merger, dated as of December 13, 2022, by and among Vallon Pharmaceuticals, Inc., GRI Bio, Inc., and Vallon Merger Sub, Inc.	8-K	12/13/22	2.1
2.2	Amendment to Agreement and Plan of Merger, dated as of February 17, 2023, by and among Vallon Pharmaceuticals, Inc., GRI Bio, Inc., and Vallon Merger Sub, Inc.
3.1	Amended and Restated Certificate of Incorporation of Vallon Pharmaceuticals, Inc.	8-K	2/16/21	3.1
3.2	Amended and Restated Bylaws of Vallon Pharmaceuticals, Inc.	8-K	2/16/21	3.3
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Vallon Pharmaceuticals, Inc.	8-K	2/16/21	3.2
3.4	Amendment No. 1 to the Amended and Restated Bylaws of Vallon Pharmaceuticals, Inc.	8-K	5/18/22	3.1
4.1	Specimen certificate evidencing shares of common stock	S-1	10/23/20	4.1
4.2	Convertible Promissory Note Purchase Agreement, dated as of April 11, 2019	S-1	10/23/20	4.2
4.3	Form of Convertible Promissory Note	S-1	10/23/20	4.3
4.4	Form of Representative’s Warrant	8-K	2/16/21	4.1
4.5	Description of the Securities of Vallon Pharmaceuticals, Inc.	10-K	3/29/21	4.5
4.6	Form of Bridge Warrant	8-K	12/13/22	4.1
4.7	Form of Equity Warrant	8-K	12/13/22	4.2
4.8	Form of Exchange Warrant	8-K	12/13/22	4.3
4.9	Registration Rights Agreement, by and between Vallon Pharmaceuticals, Inc. and the investor party thereto, dated December 13, 2022.	8-K	12/13/22	4.4
9.1	Voting Agreement, dated as of December 30, 2020, by and among Vallon Pharmaceuticals, Inc. and certain of its stockholders	S-1/A	1/14/21	10.17
10.1	Amended and Restated Asset Purchase Agreement, dated as of June 22, 2017, by and among Arcturus Therapeutics, Ltd. (and its subsidiary, Arcturus Therapeutics, Inc.), Amiservice Development Ltd. and Vallon Pharmaceuticals, Inc.	S-1/A	1/14/21	10.1
10.2#	Consulting Agreement with Whitaker Biopharmaceutical Consulting LLC, dated April 2, 2018	S-1/A	1/14/21	10.2
10.3#	Employment Agreement between Vallon Pharmaceuticals, Inc. and Penny S. Toren, dated April 2, 2018	S-1/A	1/14/21	10.3
10.4#	Employment Agreement between Vallon Pharmaceuticals, Inc. and David Baker, dated January 15, 2019	S-1/A	1/14/21	10.4
10.5#	Vallon Pharmaceuticals, Inc. 2018 Equity Incentive Plan	S-1	10/23/20	10.5
10.6#	Form of Stock Option Agreement under Vallon Pharmaceuticals, Inc. 2018 Equity Incentive Plan	S-1	10/23/20	10.6
10.7#	Form of Incentive Stock Option Agreement under Vallon Pharmaceuticals, Inc. 2018 Equity Incentive Plan	S-1	10/23/20	10.7
10.8#	Form of Nonqualified Stock Option Agreement under Vallon Pharmaceuticals, Inc. 2018 Equity Incentive Plan	S-1/A	1/14/21	10.8
10.9#	Form of Directors’ and Officers’ Indemnity Agreement	S-1/A	1/14/21	10.9
10.10	Patent and Patent Application Assignment Agreement between Arcturus Therapeutics, Ltd. and Vallon Pharmaceuticals, Inc., dated June 22, 2018	S-1/A	1/14/21	10.10

10.11	Form of Subscription Agreement	S-1/A	1/14/21	10.11
10.12	Form of Stock Purchase Agreement, dated June 7, 2018, among Vallon Pharmaceuticals, Inc. and the investors listed therein	S-1/A	1/14/21	10.12
10.13	Form of Stock Purchase Agreement, dated July 25, 2019, between Vallon Pharmaceuticals, Inc. and SALMON Pharma GmbH	S-1/A	1/14/21	10.13
10.14	Investor’s Rights Agreement, dated as of July 25, 2019, by and between Vallon Pharmaceuticals, Inc. and SALMON Pharma GmbH	S-1/A	1/14/21	10.14
10.15†	License Agreement, effective as of January 6, 2020, by and between Vallon Pharmaceuticals, Inc. and MEDICE Arzneimittel Putter GmbH & Co. KG	S-1/A	11/16/20	10.15
10.16	Form of Lock Up Agreement	S-1/A	1/14/21	10.16
10.17	Form of Convertible Promissory Note Purchase Agreement, dated as of January 11, 2021, by and among Vallon Pharmaceuticals and the investors named therein	S-1/A	1/14/21	10.18
10.18	Form of Convertible Promissory Note	S-1/A	1/14/21	10.19
10.19	Employment Agreement between Vallon Pharmaceuticals, Inc. and David Baker, dated April 20, 2021	10-Q	5/13/21	10.1
10.20	Employment Agreement between Vallon Pharmaceuticals, Inc. and Leanne M. Kelly, dated May 10, 2021	10-Q	5/13/21	10.2
10.21	Placement Agency Agreement, dated May 13, 2022, between Vallon Pharmaceuticals, Inc. and Ladenburg Thalmann & Co., Inc.	8-K	5/13/22	10.1
10.22	Non-Employee Director Compensation Program of Vallon Pharmaceuticals, Inc., effective on June 9, 2022.	10-Q	7/28/22	10.2
10.23	Amendment No. 1 to Securities Purchase Agreement, dated July 25, 2022, by and among Vallon Pharmaceuticals, Inc. and each purchaser identified on the signature pages thereto	8-K	7/26/22	10.1
10.24	Form of Amendment No.1 to Common Stock Purchase Warrant	8-K	7/26/22	10.2
10.25	Form of Vallon Support Agreement, dated as of December 13, 2022, by and between GRI Bio, Inc. and each of the parties named in each agreement therein	8-K	12/13/22	10.1
10.26	Form of GRI Support Agreement, dated as of December 13, 2022, by and between Vallon Pharmaceuticals, Inc. and each of the parties named in each agreement therein.	8-K	12/13/22	10.2
10.27	Form of Lock-Up Agreement	8-K	12/13/22	10.3
10.28	Securities Purchase Agreement, dated December 13, 2022, by and between GRI Bio, Inc. and the investor party thereto	8-K	12/13/22	10.4
10.29	Securities Purchase Agreement, dated December 13, 2022, by and among Vallon Pharmaceuticals, Inc., GRI Bio, Inc. and the investor party thereto	8-K	12/13/22	10.5
10.30	Omnibus Amendment to Securities Purchase Agreements, dated February 17, 2023, by and among Vallon Pharmaceuticals, Inc., GRI Bio, Inc. and the investor party thereto
21.1	List of subsidiaries	S-1	10/23/20	21.1
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Powers of Attorney for directors and certain executive officers (contained on the signature page)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act
32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 INS	XBRL Instance Document
101 SCH	XBRL Taxonomy Extension Schema Linkbase Document
101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	XBRL Taxonomy Extension Label Linkbase Document
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101
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

VALLON PHARMACEUTICALS, INC.

Date: February 23, 2023	By:	/s/ David Baker
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

Signature	Title	Date

/s/ David Baker	President, Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2023
David Baker

/s/ Leanne Kelly	Chief Financial Officer (Principal Financial and Accounting Officer)	February 23, 2023
Leanne Kelly

/s/ Marella Thorell	Director, Chair of the Board	February 23, 2023
Marella Thorell

/s/ Joseph Payne	Director	February 23, 2023
Joseph Payne

/s/ Richard Ammer	Director	February 23, 2023
Richard Ammer

/s/ Meenu Karson	Director	February 23, 2023
Meenu Karson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Vallon Pharmaceuticals, Inc.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Vallon Pharmaceuticals, Inc. (the “Company”) as of December 31, 2022 and 2021, and the related statements of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
EISNERAMPER LLP
Iselin, New Jersey
February 23, 2023

Vallon Pharmaceuticals, Inc.
Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$3,781	$3,702
Marketable securities, available-for-sale	—	3,808
Prepaid expenses and other current assets	371	619
Total current assets	4,152	8,129
Other assets	—	206
Total assets	$4,152	$8,335

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$977	$918
Accrued expenses	711	1,430
Warrant liability	122	—
Other current liabilities	—	97
Total current liabilities	1,810	2,445
Other liabilities	—	72
Total liabilities	1,810	2,517

Commitments and contingencies (Note 9)

Stockholders' equity:
Common stock, $0.0001 par value; 250,000,000 shares authorized; 13,482,342 and 6,812,836 shares issued and outstanding as of December 31, 2022 and 2021, respectively	1	—
Additional paid-in-capital	31,267	27,722
Accumulated other comprehensive loss	—	(2)
Accumulated deficit	(28,926)	(21,902)
Total stockholders' equity	2,342	5,818
Total liabilities and stockholders' equity	$4,152	$8,335

See accompanying notes to financial statements.

Vallon Pharmaceuticals, Inc.
Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021
Operating expenses:
Research and development	$1,170	$5,187
General and administrative	5,758	4,072
Total operating expenses	6,928	9,259
Loss from operations	(6,928)	(9,259)
Other income	—	61
Revaluation of derivative liability	—	(89)
Change in fair value of warrant liability	384	—
Loss on warrant conversion	(506)	—
Interest income (expense), net	26	(16)
Net loss	$(7,024)	$(9,303)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities, available-for-sale	2	(2)
Total comprehensive loss	$(7,022)	$(9,305)
Net loss per share of common stock, basic and diluted	$(0.69)	$(1.42)
Weighted-average common shares outstanding, basic and diluted	10,143,205	6,541,097

See accompanying notes to financial statements.

Vallon Pharmaceuticals, Inc.
Statements of Changes in Stockholders’ Equity (Deficit)
(in thousands, except shares)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Stockholders’ Equity (Deficit)
	Shares	Amount
Balance, December 31, 2020	4,506,216	$—	$11,145	$—	$(12,599)	$(1,454)
Issuance of common stock for convertible notes	54,906	—	439	—	—	439
Issuance of common stock for IPO, net of issuance expenses	2,250,000	—	15,104	—	—	15,104
Issuance of common stock for services	1,714	—	9	—	—	9
Issuance of Underwriters Warrants	—		399	—	—	399
Stock-based compensation expense	—	—	626	—	—	626
Unrealized loss on marketable securities, available-for sale	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	(9,303)	(9,303)
Balance, December 31, 2021	6,812,836	$—	$27,722	$(2)	$(21,902)	$5,818
Stock-based compensation expense	—	—	99	—	—	99
Issuance of common stock, net of offering expenses	3,700,000	1	2,160	—	—	2,161
Issuance of common stock upon warrant exercise	2,960,000	—	1,286	—	—	1,286
Vesting of restricted stock	9,506	—	—	—	—	—
Unrealized gain on marketable securities, available-for sale	—	—	—	2	—	2
Net loss	—	—	—	—	(7,024)	(7,024)
Balance, December 31, 2022	13,482,342	$1	$31,267	$—	$(28,926)	$2,342

See accompanying notes to financial statements.

Vallon Pharmaceuticals, Inc.
Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(7,024)	$(9,303)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of finance lease right-of-use asset	206	73
Amortization of marketable securities premiums	28	32
Stock-based compensation expense	99	626
Revaluation of derivative liability	—	89
Change in fair value of warrant liability	(384)	—
Loss on warrant conversion	506	—
Forgiveness of PPP note	—	(61)
Non-cash interest, depreciation and other expense	—	12
Change in operating assets and liabilities:
Prepaid expenses and other current assets	248	(55)
Accounts payable	(95)	(308)
Accrued expenses	(719)	583
Cash used in operating activities	(7,135)	(8,312)

Investing activities:
Purchase of marketable securities	(640)	(3,842)
Maturities of marketable securities	4,422	—
Cash provided by (used in) investing activities	3,782	(3,842)

Financing activities:
Proceeds from common stock issuance, net of offering expenses	3,447	15,104
Proceeds from issuance of warrants	—	399
Proceeds from convertible notes	—	350
Payment of finance lease liability	(15)	(106)
Cash provided by financing activities	3,432	15,747

Net increase in cash and cash equivalents	79	3,593
Cash and cash equivalents at beginning of period	3,702	109
Cash and cash equivalents at end of period	$3,781	$3,702

Supplemental disclosure of cash flow information:
Cash paid for interest	$21	$29
Supplemental disclosure or noncash activities:
Conversion of convertible notes to common stock	$—	$350
Non-cash exercise of warrants	$782	$—
Finance lease liability within accounts payable	$154	$—

See accompanying notes to financial statements

Vallon Pharmaceuticals, Inc.
Notes to Financial Statements
(in thousands, except share and per share data)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS
Vallon Pharmaceuticals, Inc. (Vallon or the Company) was incorporated in Delaware in January 2018 (inception) and is based in Philadelphia, PA.
The Company is a biopharmaceutical company which has historically focused on the development and commercialization of novel abuse-deterrent medications for central nervous system (CNS) disorders. The Company’s lead investigational product candidate, ADAIR, was a proprietary, abuse-deterrent oral formulation of immediate-release dextroamphetamine (the main active ingredient in Adderall®), which was being developed for the treatment of Attention-Deficit Hyperactivity Disorder (ADHD) and narcolepsy. In March 2022, the Company announced that its Study to Evaluate the Abuse Liability, Pharmacokinetics, Safety and Tolerability of an Abuse-Deterrent d-Amphetamine Sulfate Immediate Release Formulation (SEAL) study for ADAIR did not reach its primary endpoint. In addition to ADAIR, the Company’s second product candidate, ADMIR, an abuse deterrent formulation of methylphenidate (Ritalin®), was also being developed for the treatment of ADHD.
While assessing the best path forward for the ADAIR and ADMIR development programs in relation to the results of the SEAL study, the Company engaged Ladenburg Thalmann & Co. Inc. (Ladenburg) to evaluate its strategic alternatives with the goal of maximizing stockholder value. Ladenburg was engaged to advise on the strategic review process, which could have included, without limitation, exploring the potential for a possible merger, business combination, investment into the Company, or a purchase, license or other acquisition of assets. In conjunction with the exploration of strategic alternatives, the Company streamlined operations to preserve its capital and cash resources.
After conducting a diligent and extensive process of evaluating strategic alternatives and identifying and reviewing potential candidates for a strategic acquisition or other transaction, which included the receipt of 15 formal merger proposals from interested parties and careful evaluation and consideration of those proposals, and following extensive negotiation with a number of possible candidates, on December 13, 2022, Vallon and GRI Bio, Inc. (GRI) entered into an Agreement and Plan of Merger (the Merger Agreement), pursuant to which a wholly-owned subsidiary of Vallon will merge with and into GRI, with GRI surviving as a wholly-owned subsidiary of Vallon (the Merger). The Merger will result in a clinical-stage biotechnology company focused on discovering, developing, and commercializing innovative therapies targeting serious diseases associated with dysregulated immune responses that lead to inflammatory, fibrotic, and autoimmune disorders.
At the effective time of the Merger (the Effective Time), each share of common stock of GRI, $0.01 par value per share (GRI Common Stock) outstanding immediately prior to the Effective Time, excluding any dissenting shares but including any shares of GRI Common Stock issued pursuant to the concurrent equity financing will be automatically converted into the right to receive a number of shares of common stock of Vallon, $0.0001 par value per share (Vallon Common Stock) equal to the exchange ratio, subject to adjustment for the proposed reverse stock split of Vallon Common Stock to be implemented prior to the consummation of the Merger as discussed in this Annual Report (the Reverse Split). The exchange ratio may be adjusted based on Vallon’s net cash at Closing and/or any reduction to Vallon’s valuation required in order to meet the initial listing requirements of The Nasdaq Stock Market LLC (Nasdaq).
2. LIQUIDITY
These financial statements have been prepared on the basis that the Company is a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not generated any significant revenues from operations since inception, and does not expect to do so in the foreseeable future. The Company has incurred operating losses since inception and has incurred $28,926 in accumulated deficit through December 31, 2022. The Company has financed its working capital requirements to date through the issuance of common stock, convertible notes, short-term promissory notes, and a Paycheck Protection Program (PPP) note.
In January 2021, the Company completed a $350 convertible note financing and in February 2021 the Company closed on its initial public offering (IPO) raising net proceeds of approximately $15,500.
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
As of December 31, 2022, the Company had cash and cash equivalents of approximately $3,781.
Although the Company has entered into the Merger Agreement and intends to consummate the transaction, there is no assurance that the Company will be able to successfully consummate the proposed merger on a timely basis, or at all. If, for any reason, the Merger is not completed, the Company will reconsider its strategic alternatives and could pursue one or more of the following courses of action:
•Dissolve and liquidate its assets. If, for any reason, the merger is not consummated and the Company is unable to identify and complete an alternative strategic transaction like a merger or potential collaborative, partnering or other strategic arrangements for its assets, or continue to operate its business due to the inability to raise additional funding, the Company may be required to dissolve and liquidate our assets. In such case, there can be no assurances as to the amount or timing of available cash left to distribute to its stockholders, if any, after paying its debts and other obligations and setting aside funds for reserves.
• Pursue potential collaborative, partnering or other strategic arrangements for its assets, including a sale or other divestiture.
•Continue to operate its business. Although presently not anticipated, the Company could elect to continue to operate its business and pursue licensing or partnering transactions. Based on its prior assessment, this would require a significant amount of time, financial resources, human capital and is would be subject to all the risk and uncertainties involved in the development of product candidates. In such instance, there is no assurance that the Company could raise sufficient capital to support these efforts, that its development efforts would be successful or that the Company could successfully obtain the regulatory approvals required to market any product candidate we pursued.
• Pursue another strategic transaction like the proposed merger.
The Company’s ability to continue as a going concern is dependent on raising capital from the sale of our common stock and/or obtaining debt financing. The Company’s future capital requirements are difficult to forecast and will depend on many factors, including but not limited to the closing of the Merger or the terms and timing of any other strategic alternatives including a merger or business combination, asset acquisitions or sales, collaborations or licensing arrangements. The Company’s ability to remain a going concern is wholly dependent upon its ability to continue to obtain sufficient capital to fund its operations.
If the Company raises additional funds by issuing equity securities, its stockholders may experience dilution. Any future debt financing may impose upon it covenants that restrict our operations, including limitations on its ability to incur liens or additional debt, pay dividends, repurchase its common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. Any equity or debt financing may contain terms that are not favorable to the Company or its stockholders. If the Company is unable to raise additional funds when needed, it may be required to delay, reduce or terminate some or all of its development programs and clinical trials. The Company may also be required to sell or license to other parties’ rights to develop or commercialize its drug candidates that it would prefer to retain. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. The Company expects to continue to incur expenses and operating losses at least for the foreseeable future.
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
References in this Annual Report on Form 10-K to “authoritative guidance” is meant to refer to accounting principles generally accepted in the United States of America (GAAP) as found in the Accounting Standards Codification (ASC) and Accounting Standards Updates (ASU) of the Financial Accounting Standards Board (FASB).
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Estimates and assumptions are primarily made in relation to the valuation of share options, the embedded derivative of convertible notes, warrant issuance and subsequent revaluations, valuation allowances relating to deferred tax assets, revenue recognition, accrued expenses and estimation of the incremental

Vallon Pharmaceuticals, Inc.
Notes to Financial Statements
(in thousands, except share and per share data)
borrowing rate for the finance lease. If actual results differ from the Company’s estimates, or to the extent these estimates are adjusted in future periods, the Company’s results of operations could either benefit from, or be adversely affected by, any such change in estimate.
Concentration of credit risk
The Company from time to time during the period covered by these financial statements may have had bank account balances in excess of federally insured limits. The Company has not experienced losses in such accounts. The Company believes that it is not subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.
Cash equivalents
Cash equivalents are highly-liquid investments that are readily convertible into cash with original maturities of three months or less when purchased and as of December 31, 2022 and 2021 included investment in money market funds.
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
Warrant Liabilities, Change in Fair Value and Warrant Conversion
The Company evaluated the warrants issued in connection with the May 2022 registered direct financing (Note 10) in accordance with ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity (ASC 815-40), and concluded that a provision in the warrants related to the reduction of the exercise price in certain circumstances precludes the warrants from being accounted for as components of equity. As the warrants meet the definition of a derivative as contemplated in ASC 815, the warrants are recorded as derivative liabilities on the accompanying Balance Sheets and measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the accompanying Statements of Operations and Comprehensive Loss in the period of change. The derivative liabilities will ultimately be converted into the Company’s common stock when the warrants are exercised, or will be extinguished upon expiry of the warrant term. Upon exercise, the intrinsic value of the shares issued is transferred to stockholders’ equity. The difference between the intrinsic value of the stock issued and the fair value of the warrant is recorded as gain or loss on the exchange in the accompanying Statements of Operations and Comprehensive Loss in the period of exercise.
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
Income taxes
Income taxes are accounted for under the asset and liability method. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities and the expected benefits of net operating loss carryforwards. The impact of changes in tax rates and laws on deferred taxes, if any, applied during the period in which temporary differences are expected to be settled, is reflected in the Company's financial statements in the period of enactment. The measurement of deferred tax assets is reduced, if necessary, if, based on the weight of the evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized. As of December 31, 2022 and 2021, the Company concluded that a full valuation allowance was necessary for all of its net deferred tax assets. The Company had no amounts recorded for uncertain tax positions, interest or penalties in the accompanying consolidated financial statements.
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
On January 1, 2022, the Company adopted ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). ASU 2020-06 address issues identified as a result of the complexity associated with applying generally accepted accounting principles (GAAP) for certain financial instruments with characteristics of liabilities and equity.The amendments focused on amending the guidance on convertible instruments and the guidance on the derivatives scope exception for contracts in an entity’s own equity. The adoption of this standard did not have a material impact on the Company’s financial statements.
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
The Company had no available-for-sale securities as of December 31, 2022.
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
As of December 31, 2022, the Company’s financial instruments included cash and cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses, and the warrant liability. The carrying amounts reported in the balance sheets for cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair value based on the short-term maturity of these instruments. The Company recognizes transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer.

Vallon Pharmaceuticals, Inc.
Notes to Financial Statements
(in thousands, except share and per share data)
The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company’s liabilities that are measured at fair value on a recurring basis as of the dates indicated:

	As of December 31, 2022
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant liability	$—	$—	$122

	As of December 31, 2021
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable securities, available-for-sale	$—	$3,808	$—
On May 17, 2022, the Company issued 3,700,000 shares of common stock pursuant to a securities purchase agreement at a purchase price of $1.0632 per share in a registered direct offering (Note 10). In connection with the registered direct offering, the Company issued warrants to purchase an aggregate of 3,700,000 shares of common stock at an exercise price of $0.9382 per share (May 2022 Warrant Agreement). The warrants were classified as a liability in accordance with ASC 815-40 and the fair value of $122 is reflected in warrant liability on the accompanying Balance Sheets. The warrant liability was measured at fair value at inception and is revalued at each financial statement date, with changes in fair value presented within change in fair value of warrant liability in the accompanying Statements of Operations and Comprehensive Loss.
The May 2022 Warrant Agreement entitled the holders to receive one share of common stock for each warrant in lieu of the aggregate number of shares of common stock that would have been received using the cashless exercise formula set forth in the May 2022 Warrant Agreement (Alternate Cashless Exercise) at a specified future date. In July 2022, the Company amended the terms of the May 2022 Warrant Agreement to obligate each warrant holder who signed the warrant amendment (Applicable Holder) to effect an Alternate Cashless Exercise, in whole, by August 10, 2022 (the Expiration Date). If the warrants held by the Applicable Holders were not exercised by the Expiration Date, they were automatically exercised pursuant to the Alternate Cashless Exercise. A total of 2,220,000 warrants were exercised pursuant to the May 2022 Warrant Agreement amendment. In December 2022, an additional 740,000 warrants were exercised pursuant to the Alternate Cashless Exercise under the original terms of the May 2022 Warrant Agreement. As a result of the warrant conversions, the Company recognized a $782 reversal of the warrant liability.

Vallon Pharmaceuticals, Inc.
Notes to Financial Statements
(in thousands, except share and per share data)
The following table presents the changes is the fair value of the Level 3 liability:

Warrant Liability
Fair value as of December 31, 2021	$—
Initial measurement on May 17, 2022	1,288
Warrant conversion	(782)
Change in valuation	(384)
Balance as of December 31, 2022	$122
The Black-Scholes valuation model was used to estimate the fair value of the warrants with the following weighted-average assumptions:

(Initial Measurement)
	May 17, 2022	December 31, 2022
Volatility	130.8%	133.3%
Expected term in years	2.5	2.5
Dividend rate	0.0%	0.0%
Risk-free interest rate	2.665%	4.240%
The fair value of the embedded derivative liability identified in the 2021 Convertible Notes was a Level 3 fair value measurement. As of February 12, 2021, the embedded derivative was remeasured based upon the conversion price of $8.00 per share upon closing of the IPO. As such, an expense of $89 was recorded in the first quarter of 2021.
5. LEASES
The Company had a financing lease in relation to equipment utilized in the commercial scale manufacturing of ADAIR. The Company evaluates renewal options at lease inception on an ongoing basis and includes renewal options that it is reasonably certain to exercise in its expected lease terms when classifying leases and measuring lease liabilities. Lease agreements generally do not require material variable lease payments, residual value guarantees or restrictive covenants.
Financing lease ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of minimum lease payments over the lease term. The Company utilized the interest rate implicit in the lease. The lease term was based on the non-cancellable period in the lease contract. Termination fees are included in the calculation of the ROU asset and lease liability when it is assumed that the lease will be terminated.
The table below presents the finance lease assets and liabilities recognized on the Company's balance sheets:

		December 31,
	Balance Sheet Line Item	2022	2021
Non-current finance lease assets	Other assets	$—	$206
Finance lease liabilities:
Current finance lease liabilities	Other current liabilities	—	97
Non-current finance lease liabilities	Other liabilities	—	72
Total finance lease liabilities		$—	$169
During the year ended December 31, 2022, the remaining payments due under the Company’s financing lease were accelerated and included in accounts payable. As a result, as of December 31, 2022, the Company had no finance lease assets or liabilities.
Cash flows related to the measurement of financing lease assets and liabilities were as follows:

Vallon Pharmaceuticals, Inc.
Notes to Financial Statements
(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021
Operating cash flows from finance lease amortization	$206	$73
Financing cash flows from finance lease payments	$15	$106
6. ACCRUED EXPENSES
Accrued expenses consisted of:

	December 31,
	2022	2021
Accrued expenses:
Research and development	$42	$894
General and administrative	268	183
Payroll and related	401	291
Licensing related	—	62
Total accrued expenses	$711	$1,430
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
8. EMPLOYEE BENEFIT PLANS
The Company maintains a tax-qualified SIMPLE IRA retirement plan which covers all employees. Pursuant to the SIMPLE IRA program, employees are eligible to contribute to an individual SIMPLE IRA account on a tax-deferred basis. The Company makes matching contributions to the employee’s SIMPLE IRA account in an amount up to 3% of the employee’s base salary (subject to applicable IRS compensation limits). Expenses related to Company contributions were $21 and $24 for the years ended December 31, 2022 and 2021, respectively.
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
In connection with the Offering, the Company issued warrants to purchase an aggregate of 3,700,000 shares of common stock at an exercise price of $0.9382 per share (May 2022 Warrant Agreement). The warrants have a five-year term. The warrants were classified as a liability and are revalued at each balance sheet date.
The May 2022 Warrant Agreement entitled the holders to receive one share of common stock for each warrant in lieu of the aggregate number of shares of common stock that would have been received using the cashless exercise formula set forth in the May 2022 Warrant Agreement (Alternate Cashless Exercise). In July 2022, the Company amended the terms of the May 2022 Warrant Agreement to obligate each warrant holder who signed the warrant amendment (Applicable Holder) to effect an Alternate Cashless Exercise, in whole, by August 10, 2022 (the Expiration Date). If the warrants held by the Applicable Holders were not exercised by the Expiration Date, they were automatically exercised pursuant to the Alternate Cashless Exercise. A total of 2,220,000 warrants were exercised pursuant to the May 2022 Warrant Agreement amendment. In December 2022, an additional 740,000 warrants were exercised pursuant to the Alternate Cashless Exercise under the original terms of the May 2022 Warrant Agreement. As a result of the warrant conversions, the Company recognized a $782 reversal of the warrant liability and a loss of $506. The fair value of $122 as of December 31, 2022 is reflected in warrant liability on the accompanying Balance Sheets (Note 4).

Vallon Pharmaceuticals, Inc.
Notes to Financial Statements
(in thousands, except share and per share data)
As of December 31, 2022, the Company had the following warrants outstanding to purchase common stock.

Number of Shares	Exercise Price per Share	Expiration Date
112,500	$10.00	February 12, 2026
740,000	$0.9382	May 17, 2027
11. STOCK-BASED COMPENSATION
The Company recorded stock-based compensation related to stock options and restricted stock units (RSUs) issued under the Company’s 2018 Equity Incentive Plan (2018 Plan) in the following expense categories of its accompanying statements of operations for the years ended December 31, 2022 and 2021:

	For the Year Ended December 31,
	2022	2021
Research and development	$(202)	$83
General and administrative	301	543
Total	$99	$626
Stock Options
The Company has granted stock options to purchase its common stock to employees and consultants under the 2018 Plan, under which the Company may issue stock options, restricted stock and other equity-based awards. The Company has also granted certain stock options outside of the 2018 Plan. Stock options granted by the Company generally have a contractual life of up to 10 years.
The Company measures equity-based awards granted to employees, and non-employees based on their fair value on the date of the grant and recognizes compensation expense for those awards over the requisite service period or performance-based period, which is generally the vesting period of the respective award. The measurement date for service-based equity awards is the date of grant, and equity-based compensation costs are recognized as expense over the requisite service period, which is the vesting period for certain performance-based awards. The Company records expense for performance-based awards if it concludes that it is probable that the performance condition will be achieved. During the year ended December 31, 2022, the Company reversed stock based compensation related to performance awards with performance conditions deemed not probable of achievement.
The table below represents the activity of stock options granted to employees and non-employees for the year ended December 31, 2022:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding at December 31, 2021	708,490	$3.60	8.64
Granted	204,500	$5.22
Exercised	—	—
Forfeited	(218,750)	4.06
Outstanding at December 31, 2022	694,240	$3.94	8.05
Exercisable at December 31, 2022	338,490	$3.38	7.60
Vested and expected to vest at December 31, 2022	605,178	$3.91	8.12

Vallon Pharmaceuticals, Inc.
Notes to Financial Statements
(in thousands, except share and per share data)
The Black-Scholes option-pricing model was used to estimate the grant date fair value of each stock option grant at the time of grant using the following weighted-average assumptions:

	For the Year Ended December 31,
	2022	2021
Volatility	90.39%	83.78%
Expected term in years	5.98	5.85
Dividend rate	0.00%	0.00%
Risk-free interest rate	2.00%	1.01%
Fair value of common stock on grant date	$3.86	$4.00
As of December 31, 2022, all of the outstanding and exercisable stock options were out of the money and therefore had no intrinsic value. At December 31, 2022, the unrecognized compensation cost related to unvested stock options expected to vest was $753. This unrecognized compensation is expected to be recognized over a weighted-average amortization period of 2.64 years.
Restricted Stock Units
The Company has issued performance-based and time-based RSUs. Vesting of the performance-based RSUs is subject to the achievement of certain milestones.
The following table summarizes the activity related to RSUs granted to employees for the year ended December 31, 2022:

Shares
Outstanding at December 31, 2021	—
Granted	188,023
Vested and settled	(9,406)
Expired/forfeited/canceled	(178,517)
Outstanding at December 31, 2022	—
During the year ended December 31, 2022, the Company granted 188,023 RSUs at a weighted average grant date fair value of $0.5683, of which 150,000 were performance-based RSUs and 38,023 were time-based RSUs. In December 2022, all unvested RSUs were canceled. Upon cancellation, fifty percent of the milestones associated with the performance-based RSUs were deemed probable of achievement and the Company recognized $42 of stock-based compensation expense during the year ended December 31, 2022. Upon cancellation, compensation expense related to time-based RSUs was accelerated and $24 of expense was recognized for the year ended December 31, 2022. No RSUs were outstanding as of December 31, 2022.
12. INCOME TAX
A reconciliation of income tax expense (benefit) at the US federal statutory income tax rate and the income tax provision in the financial statements is as follows:

	December 31,
	2022	2021
Expected income tax benefit at the federal statutory rate	21.0%	21.0%
State and local taxes, net of federal benefit	10.8	10.6
Non-deductible items and other	(0.8)	(0.5)
Change in valuation allowance	(31.0)	(31.1)
Total	—%	—%
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Vallon Pharmaceuticals, Inc.
Notes to Financial Statements
(in thousands, except share and per share data)
The principal components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2022	2021
Deferred tax assets:
Federal and state net operating loss carryforwards	$8,346	$6,617
Share based compensation	342	308
Lease liabilities	55	57
Research and development costs	315	—
Accruals and other	136	98
Gross deferred tax assets	9,194	7,080
Less: deferred tax liabilities	—	(70)
Less: valuation allowance	(9,194)	(7,010)
Net deferred tax assets	$—	$—
Based on the Company’s history of losses, the Company recorded a full valuation allowance against its deferred tax assets as of December 31, 2022 and 2021. The Company increased its valuation allowance by approximately $2,184 for the year ended December 31, 2022. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support a reversal of the allowance.
As of December 31, 2022, the Company had federal, state and local net operating loss carryforwards of $25,635, $25,925, and $18,560, respectively. The federal net operating loss carryforwards do not expire. The state and local losses begin to expire in the year ending December 31, 2038.
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
The Company evaluates tax positions for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. As of December 31, 2022 and 2021, the Company had no unrecognized income tax benefits that would affect the Company’s effective tax rate if recognized. The Company would recognize both accrued interest and penalties related to unrecognized benefits in income tax expense. The Company’s uncertain tax positions yet to be determined would be related to years that remain subject to examination by relevant tax authorities. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available.
13. RELATED PARTY TRANSACTIONS
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