Form 10-Q
period 2023-03-31
GRI BIO, Inc.
filed 2023-05-15
CIK 1824293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
March 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_________to_________
Commission File Number: 001-40034
____________________________________
GRI BIO, INC.
(Exact Name of Registrant as Specified in its Charter)
____________________________________

Delaware	82-4369909
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2223 Avenida de la Playa, #208 La Jolla, CA 92037
(Address of principal executive offices, including zip code)
(619) 400-1170
(Registrant’s telephone number, including area code)
Vallon Pharmaceuticals, Inc.
100 N. 18th Street, Suite 300
Philadelphia, PA 19103
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	GRI	The Nasdaq Capital Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of May 6, 2023, 2,918,954 shares of the Registrant’s Common Stock were outstanding.

EXPLANATORY NOTE
On April 21, 2023, GRI Bio, Inc., formerly known as Vallon Pharmaceuticals, Inc, (GRI or the Company) completed its previously announced merger transaction with GRI Bio Operations, Inc., formerly known as GRI Bio, Inc. (Private GRI) in accordance with the terms of the Agreement and Plan of Merger, dated December 13, 2022 and amended on February 17, 2023 (the Merger Agreement), by and among the Company, Vallon Merger Sub, Inc., a wholly-owned subsidiary of the Company (Merger Sub) and Private GRI, pursuant to which Merger Sub merged with and into Private GRI, with Private GRI surviving as a wholly-owned subsidiary of the Company (the Merger). In connection with the Merger, and prior to the effective time of the Merger (the Effective Time), the Company effected a reverse stock split of the Company’s common stock at a ratio of 1 for 30 (the Reverse Stock Split). Stockholders’ equity and all references to share and per share amounts in the accompanying financial statements have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented. Substantially concurrent with the closing of the Merger (the Closing), Vallon was renamed “GRI Bio, Inc.”
Unless the context otherwise requires, references to the “Company,” “GRI,” “we,” “our,” or “us” in this report refer to GRI Bio, Inc. and its subsidiary after the completion of the Merger. In addition, references to “Vallon” refer to the Company prior to the completion of the Merger.

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
GRI Bio, Inc.
(formerly Vallon Pharmaceuticals, Inc.)
Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$1,665	$3,781
Prepaid expenses and other current assets	432	371
Total assets	$2,097	$4,152

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$528	$977
Accrued expenses	1,353	711
Warrant liability	185	122
Total liabilities	2,066	1,810

Commitments and contingencies (Note 9)

Stockholders' equity:
Common stock, $0.0001 par value; 250,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 449,408 shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Additional paid-in-capital	31,353	31,268
Accumulated deficit	(31,322)	(28,926)
Total stockholders’ equity	31	2,342
Total liabilities and stockholders' equity	$2,097	$4,152
See accompanying notes to unaudited interim financial statements.

GRI Bio, Inc.
(formerly Vallon Pharmaceuticals, Inc.)
Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022

Operating expenses:
Research and development	$(124)	$1,271
General and administrative	2,473	1,363
Total operating expenses	2,349	2,634
Loss from operations	(2,349)	(2,634)
Change in fair value of warrant liability	(63)	—
Interest expense, net	16	(1)
Net loss	(2,396)	(2,635)
Other comprehensive loss:
Unrealized loss on investments	—	(4)
Total comprehensive loss	$(2,396)	$(2,639)
Net loss per share of common stock, basic and diluted	$(5.33)	$(11.62)
Weighted-average common shares outstanding, basic and diluted	449,408	227,093
See accompanying notes to unaudited interim financial statements.

GRI Bio, Inc.
(formerly Vallon Pharmaceuticals, Inc.)
Statements of Changes in Stockholders’ Equity
(in thousands, except shares)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2021	227,093	$—	$27,722	$(2)	$(21,902)	$5,818
Stock-based compensation	—	—	181	—	—	181
Unrealized loss on marketable securities, available-for-sale	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	(2,635)	(2,635)
Balance, March 31, 2022	227,093	$—	$27,903	$(6)	$(24,537)	$3,360

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2022	449,408	$—	$31,268	$—	$(28,926)	$2,342
Stock-based compensation	—	—	85	—	—	85
Net loss	—	—	—	—	(2,396)	(2,396)
Balance, March 31, 2023	449,408	$—	$31,353	$—	$(31,322)	$31
See accompanying notes to unaudited interim financial statements.

GRI Bio, Inc.
(formerly Vallon Pharmaceuticals, Inc.)
Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities:
Net loss	$(2,396)	$(2,635)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of finance lease right-of-use asset	—	19
Amortization of marketable securities premiums	—	16
Stock-based compensation expense	85	181
Change in fair value of warrant liability	63	—
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(62)	39
Accounts payable	(448)	315
Accrued expenses	642	(225)
Cash used in operating activities	(2,116)	(2,290)

Investing activities:
Sale of marketable securities	—	1,154
Cash provided by investing activities	—	1,154

Financing activities:
Payment of finance lease liability	—	(23)
Cash used in financing activities	—	(23)

Net decrease in cash and cash equivalents	(2,116)	(1,159)
Cash and cash equivalents, at beginning of period	3,781	3,702
Cash and cash equivalents, at end of period	$1,665	$2,543
See accompanying notes to unaudited interim financial statements.

GRI Bio, Inc.
(formerly Vallon Pharmaceuticals, Inc.)
Notes to Unaudited Interim Financial Statements
(in thousands, except share and per share data)
1.    ORGANIZATION AND DESCRIPTION OF BUSINESS
Merger with GRI Bio, Inc.
On April 21, 2023, GRI Bio, Inc. (GRI or the Company), formerly known as Vallon Pharmaceuticals, Inc. (Vallon) completed its previously announced merger transaction with GRI Operations, Inc., formerly known as GRI Bio, Inc. (Private GRI) in accordance with the terms of the Agreement and Plan of Merger, dated as of December 13, 2022, and amended on February 17, 2023 (the Merger Agreement),by and among Vallon, Vallon Merger Sub, Inc. (Merger Sub), and Private GRI, pursuant to which Merger Sub merged with and into Private GRI, with Private GRI surviving as a wholly owned subsidiary of Vallon (the Merger)(Note 10). Immediately prior to the effective time of the Merger (the Effective Time), on April 21, 2023, the Company effected a 1-for-30 reverse stock split of its common stock (the Reverse Stock Split). Stockholders’ equity and all references to share and per share amounts in the accompanying financial statements have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented. Substantially concurrent with the closing of the Merger, Vallon was renamed “GRI Bio, Inc.”
Prior to the Merger, Private GRI was incorporated under the laws of the State of Delaware in May 2009 under the name Glycoregimmune, Inc. and changed its name to GRI Bio, Inc, in July 2015. GRI is based in La Jolla, California.
The unaudited interim financial statements included in this Quarterly Report on Form 10-Q are representative of Vallon’s operations prior to the closing of the Merger, the adoption of Private GRI’s business plan and the commencement of conducting Private GRI’s business. Unless the context otherwise requires, references to the “Company” or “GRI” refer to GRI Bio, Inc. and its subsidiary after completion of the Merger. In addition, references to “Vallon” refer to the Company prior to the completion of the Merger.
Nature of Business
GRI is a clinical-stage biopharmaceutical company focused on discovering, developing, and commercializing innovative therapies that target serious diseases associated with dysregulated immune responses leading to inflammatory, fibrotic, and autoimmune disorders. The Company’s goal is to be an industry leader in developing therapies to treat these diseases and to improve the lives of patients suffering from such diseases. The Company’s lead product candidate, GRI-0621, is an oral inhibitor of type 1 Natural Killer T (iNKT I) cells and is being developed for the treatment of severe fibrotic lung diseases such as idiopathic pulmonary fibrosis (IPF). The Company’s product candidate portfolio also includes GRI-0803 and a proprietary library of 500+ compounds. GRI-0803, the lead molecule selected from the library, is a novel oral agonist of type 2 Natural Killer T (NKT II) cells and is being developed for the treatment of autoimmune disorders, with much of its preclinical work in Systemic Lupus Erythematosus Disease (SLE) or lupus and multiple sclerosis (MS).
2.    LIQUIDITY
Vallon has not generated any significant revenues from operations since inception and does not expect to do so in the foreseeable future. Vallon has incurred operating losses since its inception and has incurred $31,322 in accumulated deficit through March 31, 2023. Vallon has financed its working capital requirements to date through the issuance of common stock, convertible notes, short-term promissory notes, and a Paycheck Protection Program (PPP) promissory note.
In January 2021, Vallon completed a $350 convertible note financing and in February 2021, Vallon completed the initial public offering (IPO) of the Company’s common stock, raising net proceeds of $15,500.
In May 2022, Vallon entered into a Securities Purchase Agreement with certain investors (the Securities Purchase Agreement) for the sale of up to 123,333 shares of the Company’s common stock, par value $0.0001 per share (the Shares), at a purchase price of $31.896 per Share in a registered direct offering (the Offering). In a concurrent private placement also pursuant to the Securities Purchase Agreement (the Private Placement), for each share of common stock purchased by an investor, such investor was entitled receive from the Company an unregistered warrant (the Warrant) to purchase one share of common stock. The gross proceeds from the Offering and Private Placement were approximately $3,900, before deducting fees payable to the placement agent and other estimated offering expenses payable by the Company of approximately $572, of which $85 related to the Warrants was expensed.

As of March 31, 2023, the Company had cash, cash equivalents and marketable securities of approximately $1,665.
Following the completion of the Merger (Note 10), management believes the combined organization’s existing resources will be sufficient to support the combined organization’s planned operations for at least the next twelve months. For the foreseeable future, the Company’s ability to continue its operations is dependent upon its ability to obtain additional capital.
3.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial periods and pursuant to the rules of the Securities and Exchange Commission (the SEC). References in this Quarterly Report on Form 10-Q to “authoritative guidance” is meant to refer to GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Updates (ASU) of the Financial Accounting Standards Board (FASB). The December 31, 2022 balance sheet was derived from Vallon’s audited financial statements.
In the opinion of management, the unaudited interim financial statements furnished herein include all normal and recurring adjustments considered necessary to present fairly the Vallon’s financial position as of March 31, 2023, and the results of operations and stockholders’ equity (deficit) for the three months ended March 31, 2023 and 2022 and cash flows for the three months ended March 31, 2023 and 2022. Results of operations for the three months ended March 31, 2023, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2023. The unaudited interim financial statements, presented herein, do not contain the required disclosures under GAAP for annual financial statements. The accompanying unaudited interim financial statements should be read in conjunction with the annual audited financial statements and related notes as of and for the year ended December 31, 2022, included in the Vallon’s Annual Report on Form 10-K filed with the SEC on February 24, 2023.
Recapitalization
Concurrent with the closing of the Merger (Note 10), on April 21, 2023, the Company effected a 1-for-30 reverse stock split of its common stock. All share and per share amounts, excluding the number of authorized shares and par value, contained in these financial statements and accompanying notes, and this Quarterly Report on Form 10-Q give retroactive effect to the reverse split.
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
Cash and Cash Equivalents
Cash equivalents are highly-liquid investments that are readily convertible into cash with original maturities of three months or less when purchased and as of March 31, 2023 and December 31, 2022 included investments in money market funds. The Company maintains its cash and cash equivalent balances at domestic financial institutions. Bank deposits with US banks are insured up to $250 by the Federal Deposits Insurance Corporation. The Company had uninsured cash balances of $1,218 and $3,281 at March 31, 2023 and December 31, 2022, respectively.
Warrant Liabilities, Change in Fair Value and Warrant Conversion
The Company evaluated the warrants issued in connection with the Offering (Note 6) in accordance with ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity (ASC 815-40), and concluded that a provision in the Warrants related to the reduction of the exercise price in certain circumstances precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the accompanying Balance Sheets and measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair

Value Measurement, with changes in fair value recognized in the accompanying Statements of Operations and Comprehensive Loss in the period of change. The derivative liabilities will ultimately be converted into the Company’s common stock when the Warrants are exercised, or will be extinguished upon expiry of the Warrant term. Upon exercise, the intrinsic value of the shares issued is transferred to stockholders’ equity. The difference between the intrinsic value of the stock issued and the fair value of the Warrants is recorded as gain or loss on the exchange in the accompanying Statements of Operations and Comprehensive Loss in the period of exercise.
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
Recent Accounting Pronouncements
The Company considered the applicability and impact of all ASUs issued during the quarter ended March 31, 2023 and each was determined to be either not applicable or expected to have minimal impact on these financial statements.
4.    FAIR VALUE MEASUREMENTS
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
As of March 31, 2023, the Vallon’s financial instruments included cash and cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses, and the warrant liability. The carrying amounts reported in the balance sheets for cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair value based on the short-term maturity of these instruments. Vallon recognizes transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer.

The following table presents, for each of the fair value hierarchy levels required under ASC 820, Vallon’s liabilities that are measured at fair value on a recurring basis at March 31, 2023:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant liability	$—	$—	$185
On May 17, 2022, Vallon issued 123,333 shares of common stock pursuant to the Securities Purchase Agreement at a purchase price of $31.896 per share in the Offering (Note 6). In connection with the Offering, the Company issued Warrants to purchase an aggregate of 123,333 shares of common stock at an exercise price of $28.146 per share. The Warrants were classified as a liability in accordance with ASC 815-40 and the fair value of $185 is reflected in warrant liability on the accompanying Balance Sheets. The warrant liability was measured at fair value at inception and is revalued at each financial statement date, with changes in fair value presented within change in fair value of warrant liability in the accompanying Statements of Operations and Comprehensive Loss.
The following table presents the changes is the fair value of the Level 3 liability:

Warrant Liability
Fair value as of December 31, 2022	$122
Change in valuation	63
Balance as of March 31, 2023	$185
The Black-Scholes valuation model was used to estimate the fair value of the Warrants with the following weighted-average assumptions:

	December 31, 2022	March 31, 2023
Volatility	139.9%	159.4%
Expected term in years	2.5	2.5
Dividend rate	0.0%	0.0%
Risk-free interest rate	4.32%	3.94%

5.    ACCRUED EXPENSES
Accrued expenses consist of the following:

	March 31, 2023	December 31, 2022
Research and development	$2	$42
General and administrative	136	268
Payroll and related	1,215	401
Total accrued expenses	$1,353	$711

6.    STOCKHOLDERS’ EQUITY
Common Stock
In February 2021, Vallon completed the IPO of 75,000 shares of common stock at a public offering price of $240.00 per share. The gross proceeds from the IPO, before deducting underwriting discounts, commissions and other offering expenses payable by Vallon, were $18,000. Underwriting discounts and expenses totaled $1,600 and Vallon incurred approximately $905 of additional expenses related to completing the IPO for aggregate net proceeds of approximately $15,500.
On May 17, 2022, Vallon completed the Offering, pursuant to which it sold 123,333 shares of common stock pursuant to the Securities Purchase Agreement at a purchase price of $31.896 per share . The gross proceeds from the Offering were approximately $3,900 before deducting fees payable to the placement agent and other estimated offering expenses payable by Vallon of approximately $572 of which $85 related to the Warrants was expensed.
Common Stock Warrants
In connection with the IPO, Vallon granted the underwriters warrants (the Underwriters' Warrants) to purchase an aggregate of 3,758 shares of common stock at an exercise price of $300.00 per share. The Underwriters’ Warrants have a five-year term and were not exercisable prior to August 12, 2021. All of the Underwriters’ Warrants were outstanding as of March 31, 2023. The Underwriters’ Warrants were classified as equity and the fair value of $399 is reflected as additional paid-in capital. The Black-Scholes option-pricing model was used to estimate the fair value of the Underwriters’ Warrants with the following weighted-average assumptions:

Volatility	85.0%
Expected term in years	2.5
Dividend rate	0.0%
Risk-free interest rate	0.155%
In connection with the Offering, the Company issued Warrants to purchase an aggregate of 123,333 shares of common stock at an exercise price of $28.146 per share (May 2022 Warrant Agreement). The Warrants have a five-year term. The Warrants were classified as a liability and are revalued at each balance sheet date.
The May 2022 Warrant Agreement entitled the holders to receive one share of common stock for each Warrant in lieu of the aggregate number of shares of common stock that would have been received using the cashless exercise formula set forth in the May 2022 Warrant Agreement (Alternate Cashless Exercise). In July 2022, Vallon amended the terms of the May 2022 Warrant Agreement to obligate each Warrant holder who signed the warrant amendment (each, an Applicable Holder) to effect an Alternate Cashless Exercise, in whole, by August 10, 2022 (the Expiration Date). The Warrants held by the Applicable Holders that were not exercised by the Expiration Date, were automatically exercised pursuant to the Alternate Cashless Exercise. A total of 74,000 Warrants were exercised pursuant to the May 2022 Warrant Agreement amendment. In December 2022, an additional 24,666 Warrants were exercised pursuant to the Alternate Cashless Exercise under the original terms of the May 2022 Warrant Agreement. The fair value of the Warrants of $185 as of March 31, 2023 is reflected in warrant liability on the accompanying Balance Sheets (Note 4).
As of March 31, 2023, Vallon had the following warrants outstanding to purchase common stock.

Number of Shares	Exercise Price per Share	Expiration Date
3,758	$300.00	February 12, 2026
24,667	$28.146	May 17, 2027

7.    STOCK-BASED COMPENSATION
Vallon recorded stock-based compensation related to stock options issued under the Vallon’s 2018 Equity Incentive Plan (2018 Plan) in the following expense categories of its accompanying statements of operations for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
	2023	2022
Research and development	$6	$18
General and administrative	79	163
Total	$85	$181
Vallon has granted stock options to purchase its common stock to employees and consultants under the 2018 Plan, under which Vallon may issue stock options, restricted stock and other equity-based awards. Vallon has also granted certain stock options outside of the 2018 Plan. Stock options granted by Vallon generally have a contractual life of up to 10 years. As of March 31, 2023, 47,761 shares of the Company's common stock were authorized to be issued under the 2018 Plan, and 24,303 shares were reserved for future awards under the 2018 Plan.
Vallon measures equity-based awards granted to employees, and non-employees based on their fair value on the date of the grant and recognizes compensation expense for those awards over the requisite service period or performance-based period, which is generally the vesting period of the respective award. The measurement date for service-based equity awards is the date of grant, and equity-based compensation costs are recognized as expense over the requisite service period, which is the vesting period for certain performance-based awards. The Company records expense for performance-based awards if it concludes that it is probable that the performance condition will be achieved.
The table below represents the activity of stock options granted to employees and non-employees for the three months ended March 31, 2023:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding at December 31, 2022	23,142	$118.05	8.05
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2023	23,142	$118.05	7.80
Exercisable at March 31, 2023	13,112	$106.79	7.53

The Black-Scholes option-pricing model was used to estimate the grant date fair value of each stock option grant at the time of grant using the following weighted-average assumptions:

For the Three Months Ended March 31, 2022
Volatility	88.65%
Expected term in years	6.06
Dividend rate	0.00%
Risk-free interest rate	1.95%
Fair value of option on grant date	$128.70
No options were granted during the three months ended March 31, 2023.
As of March 31, 2023, the unrecognized compensation cost related to unvested stock options expected to vest was $753. This unrecognized compensation is expected to be recognized over a weighted-average amortization period of 2.39 years.
8.    RELATED PARTY TRANSACTIONS
In January 2020, Vallon entered into a license agreement with MEDICE Arzneimittel Pütter GmbH & Co. K (Medice), a Vallon stockholder, which grants Medice an exclusive license, with the right to grant sublicenses, to develop, use, manufacture, market and sell ADAIR throughout Europe. Medice is responsible for obtaining regulatory approval of ADAIR in the licensed territory. Under the license agreement, Medice paid Vallon a $100 upfront payment and is required to pay milestone payments upon first obtaining regulatory approval to market and sell ADAIR in any country, territory or region in the licensed territory and upon achieving certain annual net sales thresholds. Medice will also pay tiered royalties on annual net sales of ADAIR at rates in the low double-digits. The initial term of the license agreement will expire five years after the date on which Medice first obtains regulatory approval in any country, territory or region in the licensed territory.
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
COVID-19 Impact
The global COVID-19 pandemic continues to present uncertainty and unforeseeable new risks to the Company’s operations and business plan. Vallon has closely monitored recent COVID-19 developments, including states’ lifting COVID-19 safety measures, drops in vaccination rates, and the spread of various coronavirus strains such as the Delta and Omicron variants. In light of these developments, the full impact of the COVID-19 pandemic on Vallon’s business, operations and clinical development plans remains uncertain and will vary depending on the pandemic’s future impact on its clinical trial enrollment, clinical trial sites, clinical research organizations (CROs), third-party manufacturers, and other third parties with whom Vallon does business, as well as any legal or regulatory consequences resulting therefrom.

10. SUBSEQUENT EVENTS
Merger with GRI Bio, Inc.
On April 21, 2023, pursuant to the Merger Agreement, Merger Sub was merged with and into Private GRI, with Private GRI surviving the Merger as a wholly owned subsidiary of the Company. In connection with the Merger, and prior to the Effective Time, the Company effected the Reverse Split. Also, in connection with the Closing), the Company amended its certificate of incorporation and bylaws to change its name from “Vallon Pharmaceuticals, Inc.” to “GRI Bio, Inc.”
At the Effective Time:
(a)Each share of Private GRI’s common stock (Private GRI Common Stock) outstanding immediately prior to the Effective Time, including any shares of Private GRI Common Stock issued pursuant to the Equity SPA (as defined below) automatically converted solely into the right to receive a number of shares of the Company’s common stock equal to 0.0374 (the Exchange Ratio).
(b)Each option to purchase shares of Private GRI Common Stock (each, a GRI Option) outstanding and unexercised immediately prior to the Effective Time under the GRI Bio, Inc. 2015 Equity Incentive Plan (the GRI Plan), whether or not vested, converted into and became an option to purchase shares of the Company’s common stock, and the Company assumed the GRI Plan and each such GRI Option in accordance with the terms of the GRI Plan (the Assumed Options). The number of shares of Company Common Stock subject to each Assumed Option was determined by multiplying (i) the number of shares of GRI Common Stock that were subject to such GRI Option, as in effect immediately prior to the Effective Time, by (ii) the Exchange Ratio, and rounding the resulting number down to the nearest whole number of shares of Company Common Stock. The per share exercise price for the Company Common Stock issuable upon exercise of each Assumed Option was determined by dividing (A) the per share exercise price of such Assumed Option, as in effect immediately prior to the Effective Time, by (B) the Exchange Ratio and rounding the resulting per share exercise price up to the nearest whole cent. Any restriction on the exercise of any Assumed Option continued in full force and effect and the term, exercisability, vesting schedule, and any other provisions of such Assumed Option otherwise remained unchanged.
(c)Each warrant to purchase shares of Private GRI Common Stock outstanding immediately prior to the Effective Time other than the Bridge Warrants (as defined below) (the GRI Warrants), was assumed by the Company and converted into a warrant to purchase shares of the Company’s common stock (the Assumed Warrants) and thereafter (i) each Assumed Warrant became exercisable solely for shares of the Company’s common stock; (ii) the number of shares of the Company’s common stock subject to each Assumed Warrant was determined by multiplying (A) the number of shares of Private GRI Common Stock that were subject to such GRI Warrant, as in effect immediately prior to the Effective Time, by (B) the Exchange Ratio, and rounding the resulting number down to the nearest whole number of shares of Company Common Stock; (iii) the per share exercise price for shares of the Company’s common stock issuable upon exercise of each Assumed Warrant was determined by dividing (A) the exercise price per share of the GRI Common Stock subject to such GRI Warrant, as in effect immediately prior to the Effective Time, by (B) the Exchange Ratio, and rounding the resulting exercise price up to the nearest whole cent.
(d)The Bridge Warrants were exchanged for warrants (the Exchange Warrants) to purchase an aggregate of 421,589 shares of the Company’s common stock. The Exchange Warrants contain substantively similar terms to the Bridge Warrants, and have an initial exercise price equal to $14.73 per share.
(e)All rights with respect to Private GRI restricted stock awards were assumed by the Company and converted into Company restricted stock awards with the number of shares subject to each restricted stock award multiplied by the Exchange Ratio and rounding the resulting number down to the nearest whole number of shares of the Company’s common stock. The term, exercisability, vesting schedule and other provisions of the Private GRI restricted stock awards otherwise remained unchanged.
In connection with the signing of the Merger Agreement, Private GRI entered into a securities purchase agreement dated December 13, 2022 (the Bridge SPA) with Altium Growth Fund, LP (the Investor) pursuant to which Private GRI issued senior secured promissory notes (the Bridge Notes) in the aggregate principal amount of $3,333 in exchange for an aggregate purchase price of $2,500. In addition, Private GRI issued the Investor warrants to purchase an aggregate of 2,504,980 shares of Private GRI Common

Stock (the Bridge Warrants). As a result of the Merger, at the Effective Time, the Bridge Warrants were exchanged for the Exchange Warrants to purchase an aggregate of 421,589 shares of Company Common Stock. The Exchange Warrants contain substantively similar terms to the Bridge Warrants, and have an initial exercise price equal to $14.73 per share. The exercise price of the Exchange Warrants is subject to adjustment for splits and similar recapitalization events.
In addition to the Bridge SPA and in connection with signing the Merger Agreement, on December 13, 2022, the Company, Private GRI and the Investor entered into a Securities Purchase Agreement (the Equity SPA) pursuant to which the Investor agreed to invest $12,250 in cash. Pursuant to the Equity SPA, immediately prior to the Closing, Private GRI issued 6,787,219 shares of Private GRI Common Stock (the Initial Shares) to the Investor and 27,148,877 shares of GRI Common Stock (the Additional Shares) into escrow with an escrow agent. At the closing, pursuant to the Merger, the Initial Shares converted into an aggregate of 253,842 shares of Company Common Stock and the Additional Shares converted into an aggregate of 1,015,368 shares of Company Common Stock. On May 8,2023, in accordance with the terms of the Equity SPA, the Company and the Investor authorized the escrow agent to, subject to beneficial ownership limitations, disburse to the Investor all of the shares of Company Common Stock issued in exchange for the Additional Shares.
Pursuant to the Equity SPA, on May 8, 2023, the Company issued to the Investor (i) Series A-1 Warrants to purchase 1,269,210 shares of Company Common Stock with an initial exercise price of $13.51 per share, (ii) Series A-2 Warrants to purchase 1,142,289 shares of Company Common Stock with an initial exercise price of $14.74 per share, and (iii) Series T Warrants to purchase at an exercise price of $12.28 per share (x) 814,467 shares of Company Common Stock and (y) upon exercise of the Series T Warrants, an additional amount of Series A-1 Warrants and Series A-2 Warrants, each to purchase 814,467 shares of Company Common Stock (collectively, the Equity Warrants).
Immediately following the Effective Time, there were approximately 2,918,954 shares of Company Common Stock outstanding, of which 1,201,077 shares were held by the former stockholders of GRI (excluding the Investor).
Resignation of Officers and Separation and Release Agreement
In accordance with the Merger Agreement and effective as of the Effective Time, all of the Company’s executive officers other than Leanne Kelly, the Company’s Chief Financial Officer, resigned from the Company. The resignations were not the result of any disagreements with the Company relating to the Company’s operations, policies or practices.
In connection with the resignation of David Baker, the Company’s Chief Executive Officer, the Company and Mr. Baker entered into a Separation and Release Agreement on April 21, 2023 (the Separation Agreement). Pursuant to the terms of the Separation Agreement and his current employment agreement, Mr. Baker will receive continuation of his current salary for 18 months payable in accordance with the Company’s payroll practices and a lump sum payment equal to 150% of his target bonus within 15 days of execution of his release and certain COBRA benefits. Mr. Baker also agreed to reduce amounts payable with respect to certain future milestone payments.
Amended and Restated 2018 Equity Incentive Plan
On April 21, 2023, the stockholders of the Company approved the Amended and Restated GRI Bio, Inc. 2018 Equity Incentive Plan, formerly the Vallon Pharmaceuticals, Inc. 2018 Equity Incentive Plan (the A&R 2018 Plan). The A&R 2018 Plan had previously been approved by the Company’s board of directors, subject to stockholder approval. The A&R 2018 Plan became effective on April 21, 2023, with the stockholders approving the amendment to the A&R 2018 Plan to, among other things, (i) to increase the aggregate number of shares by 168,905 shares to 216,666 shares of Company Common Stock for issuance as awards under the A&R 2018 Plan, (ii) to extend the term of the A&R 2018 Plan through January 1, 2033, (iii) to prohibit any action that would be treated as a “repricing” of an award without further approval by the stockholders of Company, and (iv) to revise the limits on awards to non-employee directors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Company’s financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, and the audited financial statements (and notes thereto), and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2022, included in Vallon’s Annual Report on Form 10-K that was filed with the SEC on February 24, 2023. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied by, these forward-looking statements.
All references in this section to “GRI,” the “Company,” “we,” “us,” or “our” mean GRI Bio, Inc. and its subsidiary after completion of the Merger, unless stated otherwise or the context otherwise indicates. In addition, references to “Vallon” refers to the Company prior to the completion of the Merger.
Overview
Pre-Merger Business
Historically, Vallon was primarily focused on the development and commercialization of novel abuse-deterrent medications for CNS disorders. Vallon’s lead investigational product candidate, ADAIR, was a proprietary, abuse-deterrent oral formulation of immediate-release dextroamphetamine (the main active ingredient in Adderall®), which was being developed for the treatment of attention-deficit/hyperactivity disorder (ADHD) and narcolepsy. In March 2022, Vallon announced that our Study to Evaluate the Abuse Liability, Pharmacokinetics, Safety and Tolerability of an Abuse-Deterrent d-Amphetamine Sulfate Immediate Release Formulation (SEAL) study for ADAIR did not reach its primary endpoint. In addition to ADAIR, Vallon’s second product candidate, ADMIR, an abuse deterrent formulation of methylphenidate (Ritalin®), was also being developed for the treatment of ADHD.
While assessing the best path forward for the ADAIR and ADMIR development programs in relation to the results of the SEAL study, Vallon evaluated its strategic alternatives with the goal of maximizing stockholder value. In conjunction with the exploration of strategic alternatives, Vallon streamlined operations to preserve its capital and cash resources.
After conducting a diligent and extensive process of evaluating strategic alternatives and identifying and reviewing potential candidates for a strategic acquisition or other transaction, and following extensive negotiation with a number of possible candidates, on December 13, 2022, Vallon and Private GRI entered into the Merger Agreement.
Post-Merger Business
GRI is a clinical-stage biopharmaceutical company focused on discovering, developing, and commercializing innovative therapies that target serious diseases associated with dysregulated immune responses leading to inflammatory, fibrotic, and autoimmune disorders. Our goal is to be an industry leader in developing therapies to treat these diseases and to improve the lives of patients suffering from such diseases.
GRI’s lead product candidate, GRI-0621, is an oral inhibitor of type 1 Natural Killer T (iNKT) cells. GRI-0621 is also an oral formulation of tazarotene, a synthetic retinoid acid receptor (RAR)-beta and gamma selective agonist, that is approved in the United States for topical treatment of psoriasis and acne. As of December 31, 2022, it has been evaluated in over 1,700 patients as an oral product for up to 52-weeks. GRI is developing GRI-0621 for the treatment of severe fibrotic lung diseases such as idiopathic pulmonary fibrosis (IPF), a life-threatening progressive fibrotic disease of the lung that affects approximately 140,000 people in the United States, with up to 40,000 new cases per year in the United States and some estimate that IPF affects 3 million globally. While there are currently two approved therapies for the treatment of lung fibrosis, neither has been associated with improvements in overall survival, and both therapies have been associated with significant side effects leading to poor therapeutic adherence. In preliminary data from GRI’s trials to date with GRI-0621, and earlier trials with oral tazarotene, GRI has observed GRI-0621 to be well-tolerated and to inhibit iNKT cell activity in subjects. GRI and others have shown that activated iNKT are upregulated in IPF, primary sclerosing cholangitis (PSC), non-alcoholic steatohepatitis (NASH), alcoholic liver disease (ALD), Systemic Lupus Erythematosus Disease (SLE), multiple sclerosis (MS), ulcerative colitis (UC) patients as well as other indications. In these patients activated iNKT cells are correlated with more severe disease. GRI is initiating a Phase 2a trial in 36 IPF patients in the second half of 2023 and expects topline results from this trial to be available in the second half of 2024.
GRI’s product candidate portfolio also includes GRI-0803 and a proprietary library of 500+ compounds. GRI-0803, the lead molecule selected from the library, is a novel oral agonist of type 2 Natural Killer T (type 2 NKT) cells. GRI is developing GRI-0803 for the treatment of autoimmune disorders, with much of our preclinical work in SLE or lupus and MS. In lupus, the immune system mistakenly attacks its own healthy tissues, especially joints and skin, but can affect almost every organ and tissue of the body. The condition can be fatal, and often causes debilitating bouts of fatigue and pain that prevent nearly half of adult patients from working. Lupus affects between 160,000 - 200,000 patients in the United States, with around 80,000 – 100,000 patients in the United States suffering from kidney nephritis, one of the most serious manifestations of SLE, typically within five years of diagnosis. There is no cure for lupus, but medical interventions and lifestyle changes can help control it. SLE treatment consists primarily of immunosuppressive drugs that inhibit the activity of the immune system. Only two drugs have been approved for lupus in the past 50 years, and new treatment options are sorely needed. Subject to IND clearance, GRI intends to evaluate GRI-0803 in a Phase 1a and 1b trial initially targeting SLE. GRI expects to file an IND with respect to this Phase 1a and 1b trial in the first half of 2024. GRI will continue to evaluate indications to select the best fit for further development of the program, but GRI’s initial focus is on lupus.
COVID-19
The global COVID-19 pandemic continues to present uncertainty and unforeseeable new risks to our operations and business plan. We have closely monitored recent COVID-19 developments, including the lifting of COVID-19 safety measures, the drop in vaccination rates, the implementation of, and reaction to, vaccine mandates, the spread of various coronavirus strains such as the Delta variant, and supply chain and labor shortages. In light of these developments, the full impact of the COVID-19 pandemic on our business, operations and clinical development plans remains uncertain and will vary depending on the pandemic’s future impact on our clinical trial enrollment, clinical trial sites, contract research organizations (CROs), third-party manufacturers, and other third parties with whom we do business, as well as any legal or regulatory consequences resulting therefrom. To the extent possible, we are conducting business as usual, with necessary or advisable modifications to employee travel and with most of our employees and consultants working remotely. We will continue to actively monitor the COVID-19 pandemic and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business.
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
Vallon’s research and development expenses have consisted primarily of in-process research and development expenses, costs related to the development program for ADAIR, commercial manufacturing of ADAIR and formulation development for ADMIR. Research and development costs are expensed as incurred. These expenses include:
•employee -related expenses, such as salaries, bonuses and benefits, consultant-related expenses such as consultant fees and bonuses, stock-based compensation, overhead related expenses and travel related expenses for research and development personnel;
•expenses incurred under agreements with CROs, as well as consultants that support the implementation of its clinical and non-clinical studies;
•manufacturing and packaging costs in connection with conducting clinical trials and for stability and other studies required to support an NDA filing as well as manufacturing drug product for commercial launch;
•formulation, research and development expenses related to ADMIR; and other products; and
•costs for sponsored research.

Vallon typically used its employee, consultant and infrastructure resources across its research and development programs. Although Vallon tracked certain outsourced development costs by product candidate, it did not allocate personnel costs or other internal costs to specific product candidates.
General and Administrative Expenses
General and administrative expenses consist primarily of compensation and consulting related expenses for executives and other administrative personnel, professional fees and other corporate expenses, including legal and accounting fees, travel expenses, facilities-related expenses, and consulting services relating to formation and corporate matters.
Warrant Liability, Change in Fair Value and Warrant Conversion
Vallon evaluated the warrants issued in connection with the May 2022 registered direct financing in accordance with ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity (ASC 815-40), and concluded that a provision in the warrants related to the reduction of the exercise price in certain circumstances precludes the warrants from being accounted for as components of equity. As the warrants meet the definition of a derivative as contemplated in ASC 815, the warrants are recorded as derivative liabilities on the Balance Sheets and measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the accompanying Statements of Operations and Comprehensive Loss in the period of change. The derivative liabilities will ultimately be converted into the Company’s common stock when the warrants are exercised, or will be extinguished upon expiry of the warrant term. Upon exercise, the intrinsic value of the shares issued is transferred to stockholders’ equity. The difference between the intrinsic value of the stock issued and the fair value of the warrant is recorded as gain or loss on the exchange in the accompanying Statements of Operations and Comprehensive Loss in the period of exercise.
Interest Income (Expense), net
Interest income (expense), net, consists of interest earned on Vallon’s cash and cash equivalents held with institutional banks, the amortization of discounts and accretion of premiums on marketable securities and interest expense on its finance lease of equipment utilized in the commercial scale manufacturing of ADAIR.
Results of Operations
Comparison of the Three Months Ended March 31, 2023 and 2022
The following table summarizes the results of Vallon’s operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	$(124)	$1,271
General and administrative	2,473	1,363
Total operating expenses	2,349	2,634
Loss from operations	(2,349)	(2,634)
Change in fair value of warrant liability	(63)	—
Interest expense, net	16	(1)
Net loss	$(2,396)	$(2,635)
Research and Development Expenses
Research and development expenses were $(0.1) and $1.3 million for the three months ended March 31, 2023 and 2022, respectively. The $1.4 million decrease in research and development expenses was primarily due to decreases of $1.1 million in expenses related to the registration development program of ADAIR, $0.2 million in consulting fees and $0.1 million in personnel expenses.

General and Administrative Expenses
General and administrative expenses were $2.5 million and $1.4 million for the three months ended March 31, 2023 and 2022, respectively. The $1.1 million increase was primarily related to increased costs for personnel expenses of $1.0 million and professional fees of $0.3 million as a result of the Merger. These increases were offset by a decrease in consulting fees of $0.1 million.
Change in Fair Value of Warrant Liability and Loss on Warrant Conversion
In May 2022, Vallon issued 123,333 shares of common stock pursuant to a securities purchase agreement at a purchase price of $31.896 per share in a registered direct offering. In connection with the registered direct offering, Vallon issued warrants to purchase an aggregate of 123,333 shares of common stock at an exercise price of $28.146 per share (May 2022 Warrant Agreement). The warrants were classified as a liability in accordance with ASC 815-40 and the fair value of $1.3 million was recorded as a liability at inception.
The May 2022 Warrant Agreement entitled the holders to receive one share of common stock for each warrant in lieu of the aggregate number of shares of common stock that would have been received using the cashless exercise formula set forth in the May 2022 Warrant Agreement (Alternate Cashless Exercise). In July 2022, Vallon amended the terms of the May 2022 Warrant Agreement to obligate each warrant holder who signed the warrant amendment (Applicable Holder) to effect an Alternate Cashless Exercise, in whole, by August 10, 2022 (the Expiration Date). If the warrants held by the Applicable Holders were not exercised by the Expiration Date, they were automatically exercised pursuant to the Alternate Cashless Exercise. A total of 74,000 warrants were exercised pursuant to the May 2022 Warrant Agreement amendment. In December 2022, an additional 24,666 warrants were exercised pursuant to the Alternate Cashless Exercise under the original terms of the May 2022 Warrant Agreement.
The change in fair value of $0.1 million represents an increase in the fair value of the warrants outstanding during the quarter ended March 31, 2023.
Interest Income (Expense), net
Interest income, net, was $16,000 for the three months ended March 31, 2023. Interest expense, net, was $1,000 for the three months ended March 31, 2022.
Liquidity and Capital Resources
Vallon has incurred losses since inception and incurred net losses of $2.4 million for each the three months ended March 31, 2023 and 2022. As of March 31, 2023, Vallon had an accumulated deficit of $31.3 million.
Vallon has financed its working capital requirements to date through the issuance of common stock, convertible notes, short-term promissory notes, and a PPP promissory note. As of March 31, 2023, Vallon had $1.7 million in cash and cash equivalents.
The following table summarizes Vallon’s cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$(2,116)	$(2,290)
Investing activities	—	1,154
Financing activities	—	(23)
Net decrease in cash and cash equivalents	$(2,116)	$(1,159)
Cash Flows from Operating Activities
For the three months ended March 31, 2023 and 2022, $2.1 million and $2.3 million were used in operating activities, respectively. The $0.2 million decrease was primarily due to a $0.1 million increase in prepaid and other current assets and a $0.8 million increase in accounts payable, offset by decreases accrued expenses of $0.9 million.

Cash Flows from Investing Activities
Net cash provided by investing activities was $1.2 million for the three months ended March 31, 2022, which was related to the sale of marketable securities.
Cash Flows from Financing Activities
Net cash used in financing activities was $23,000 for the three months ended March 31, 2022, which was related to payments of Vallon’s finance lease.
Future Funding Requirements
Vallon’s net losses were $2.4 million and $2.6 million for the quarters ended March 31, 2023 and 2022, respectively. As of March 31, 2023, Vallon had $1.7 million in cash and cash equivalents and an accumulated deficit of $31.3 million. We expect to devote substantial financial resources to our planned activities, particularly as we prepare for, initiate, and conduct our planned clinical trials of GRI-0621 and GRI-0803, advance our discovery programs and continue our product development efforts. In addition, we expect to incur additional costs associated with operating as a public company. Based on our current operating plan, we believe that our existing cash will be sufficient to fund our operating expenses and capital expenditure requirements for at least the twelve months following the Merger and financing contemplated by the Securities Purchase Agreement, dated as of December 13, 2022, by and between the Company and Altium Growth Fund, LP (the Equity Financing), not including the exercise of the Series T Warrants (the Series T Warrant Exercises).
Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to secure adequate additional funding, we will need to reevaluate our operating plans and may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, delay, scale back or eliminate some or all of our development programs, or relinquish rights to our technology on less favorable terms than we would otherwise choose. These actions could materially impact our business, results of operations and future prospects. In addition, attempting to secure additional financing may divert the time and attention of management from day-to-day activities and distract from our discovery and product development efforts.
See the “Risk Factors” section on this Quarterly Report on Form 10-Q for additional risks associated with our substantial capital requirements.
Off-Balance Sheet Arrangements
Vallon did not have during the periods presented, and the Company does not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
Critical Accounting Policies and Estimates
The Company’s management’s discussion and analysis of its financial condition and results of operations is based on its unaudited interim financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management evaluates these estimates and judgments on an ongoing basis. Management bases its estimates on historical experience and on various other factors that it believes are reasonable under the circumstances. Actual results could differ from those estimates.
Vallon’s critical accounting policies are described in Note 3, “Summary of Significant Accounting Policies,” in Vallon’s Annual Report on Form 10-K filed with the SEC on February 24, 2023. There have been no material changes to the significant accounting policies during the three months ended March 31, 2023, except for items mentioned in Note 3 of the unaudited interim financial statements in this Quarterly Report on Form 10-Q.
Emerging Growth Company Status
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and may remain an emerging growth company for up to five years. For so long as it remains an emerging growth company, it is permitted and intends to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:
•reduced disclosure about our executive compensation arrangements;
•no non-binding stockholder advisory votes on executive compensation or golden parachute arrangements; and
•exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.
We have taken advantage of reduced reporting requirements in this report and may continue to do so until such time that it is no longer an emerging growth company. We will remain an “emerging growth company” until the earliest of (a) the last day of the fiscal year in which it has total annual gross revenues of $1.235 billion or more, (b) December 31, 2026, the last day of the fiscal year following the fifth anniversary of the completion of the IPO, (c) the date on which it has issued more than $1.0 billion in nonconvertible debt during the previous three years or (d) the date on which it is deemed to be a large accelerated filer under the rules of the SEC. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period for complying with new or revised accounting standards.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not applicable to a smaller reporting company.
Item 4. Controls and Procedures.
Management’s Evaluation of our Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of March 31, 2023. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic and current reports that it files with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to its management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Based on the evaluation of its disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, its disclosure controls and procedures, as defined above, are effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Vallon’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, except as set forth below.
Investing in our common stock involves a high degree of risk. Before deciding whether to invest, you should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Quarterly Report on Form 10-Q. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and/or growth prospects. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business. Certain statements below are forward- looking statements. See “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q and in Vallon’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. All references in this section “GRI,” the “Company,” “we,” “us,” or “our” mean GRI Bio, Inc. and its subsidiary following the Merger unless we state otherwise or the context otherwise indicates. In addition, references to “Vallon” refers to the Company prior to the completion of the Merger.
Risks Related to Our Financial Position and Need for Additional Capital
We have incurred significant net losses since inception and we expect to continue to incur significant net losses for the foreseeable future. We have never been and may never be profitable.
We have incurred significant net losses since our inception and have financed our operations principally through equity and debt financing. We continue to incur significant research and development and other expenses related to our ongoing operations. We have devoted substantially all of our resources and efforts to research and development, and we expect that it will be several years, if ever, before we generate revenue from product sales. Even if we receive marketing approval for and commercialize one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to develop and, if approved, market additional potential product candidates.
We expect to continue to incur significant losses for the foreseeable future, and we anticipate that our expenses will increase substantially if, and as, we:
•advance our lead product candidate, GRI-0621, and our other product candidates through clinical development, and, if successful, later-stage clinical trials;
•discover and develop new product candidates;
•advance our preclinical development programs into clinical development;
•further develop manufacturing processes and manufacture our product candidates;
•experience delays or interruptions to preclinical studies, clinical trials, our receipt of services from our third-party service providers on whom we rely, or our supply chain due to pandemics, supply chain and labor shortages, natural disasters and geopolitical conflicts, such as the conflict in Ukraine;
•seek regulatory approvals for any product candidates that successfully complete clinical trials;
•commercialize GRI-0621, our other product candidates and any future product candidates, if approved;
•increase the amount of research and development activities to identify and develop product candidates;
•hire additional clinical development, quality control, scientific and management personnel;

•expand our operational, financial and management systems and increase personnel, including personnel to support our clinical development and manufacturing efforts and our operations as a public company;
•establish a sales, marketing, medical affairs and distribution infrastructure to commercialize any products for which we may obtain marketing approval and intend to commercialize on our own or jointly with third parties;
•maintain, expand and protect our intellectual property portfolio;
•invest in or in-license other technologies or product candidates; and
•continue to build out our organization to engage in such activities.
To become and remain profitable, we must develop and eventually commercialize products with significant market potential. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials, obtaining marketing approval for product candidates, manufacturing, marketing, and selling products for which we may obtain marketing approval and satisfying any post-marketing requirements. We may never succeed in any or all of these activities and, even if we do, we may never generate revenue that is significant enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business, or continue our operations.
We will require substantial additional capital to finance our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and drug development programs, future commercialization efforts or other operations.
Developing biotechnology and biopharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive, and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our planned clinical trials of GRI-0621, GRI-0803 and any other product candidates that we may develop or seek regulatory approvals for and, if approved, launch and commercialize. In particular, we do not expect to be able to continue development of GRI-0124 or GRI-0729 without raising additional funds. We also expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations. If we are unable to raise capital when needed or on acceptable terms, we may be forced to delay, reduce, or eliminate one or more of our research and drug development programs or future commercialization efforts.
Vallon’s net losses were $2.4 million and $2.6 million for the quarters ended March 31, 2023 and 2022, respectively. As of March 31, 2023, Vallon had $1.7 million in cash and cash equivalents and an accumulated deficit of $31.3 million. We expect to devote substantial financial resources to its planned activities, particularly as it prepares for, initiates, and conducts its planned clinical trials of GRI-0621 and GRI-0803, advances its discovery programs and continues its product development efforts. In addition, we expect to incur additional costs associated with operating as a public company. Based on our current operating plan, we believe that our existing cash will be sufficient to fund its operating expenses and capital expenditure requirements for at least the 12 months immediately following completion of the Merger and the Equity Financing, not including the Series T Warrant Exercises. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will require additional funding to recommence development of GRI-0124 and GRI-0729. Our spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development, and assuming approval, marketing and commercialization activities.
We cannot be certain that additional funding will be available on acceptable terms, if at all. In addition, there is no guarantee that the Series T Warrant Exercises will take place, as they are subject to several terms and conditions in order for it to be consummated. As a result, we may not have the benefit of the proceeds from the Series T Warrant Exercises thereby requiring even more capital to be raised. Until we can generate sufficient revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. If we raise additional funds through public or private equity offerings, the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Further, to the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, our stockholders’ ownership interest will be diluted. In addition, any debt financing may subject us to fixed payment obligations and covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise additional capital through marketing and distribution arrangements or collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish certain valuable intellectual property or other rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. We also may be required to seek collaborators for any of our product candidates at an earlier stage than otherwise would be desirable or relinquish our rights to product candidates or technologies that we otherwise would seek to develop or commercialize ourselves. Market volatility resulting from inflation, pandemics, geopolitical events or other financial markets factors could also adversely impact our ability to access capital as and when needed. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates or one or more of our other research and development initiatives. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.
Our auditors have expressed substantial doubt about its ability to continue as a going concern, and we may not be able to continue as a going concern if we do not obtain additional financing.
We have incurred losses since inception and, to date, have financed our operations by issuing equity and debt securities. We anticipate that we will continue to incur losses and generate negative operating cash flows in the foreseeable future as we continue to develop its drug candidates and that we will require additional funding to support our planned operating activities. The report of our independent registered public accounting firm on our financial statements as of and for the year ended December 31, 2022 includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. Until such time, if ever, in which we can generate substantial product revenue, we expect we may continue to fund our operations and capital funding needs through equity offerings, debt financings or other capital sources, including strategic licensing, collaboration or other similar agreements. If we are unable to secure adequate additional funding, we will need to reevaluate our operating plans and may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, delay, scale back or eliminate some or all of our development programs, or relinquish rights to our technology on less favorable terms than it would otherwise choose. These actions could materially impact our business, results of operations and future prospects.
Risks Related to Research and Development and the Pharmaceutical Industry
Our business is highly dependent on the success of our lead product candidate, GRI-0621, and any other product candidates that we may advance into clinical development. All of our product candidates will require significant additional development before we may be able to seek regulatory approval and launch a product commercially.
We currently have no products that are approved for commercial sale and may never be able to develop marketable products. Because GRI-0621 is our lead product candidate, if GRI-0621 encounters safety or efficacy problems, development delays, regulatory issues or other problems, our development plans and business would be significantly harmed. Before we can generate any revenue from sales of our lead product candidate, GRI-0621, or any of our other product candidates, we must undergo additional clinical development, regulatory review, and approval in one or more jurisdictions. These efforts will require substantial investment, and we may not have the financial resources to continue development of our product candidates.
We may experience setbacks that could delay or prevent regulatory approval of, or the extent of regulatory protection or our ability to commercialize, our product candidates, including:
•negative or inconclusive results from our preclinical studies or clinical trials or the clinical trials of others for product candidates similar to ours, leading to a decision or requirement to conduct additional preclinical testing or clinical trials or abandon a program;
•product-related side effects experienced by subjects in our clinical trials or by individuals using drugs or therapeutics similar to our product candidates;

•delays in submitting Investigational New Drug Applications (“INDs”) or comparable foreign applications or delays or failure in obtaining the necessary approvals from regulators to commence a clinical trial, or a suspension or termination of a clinical trial once commenced;
•conditions imposed by the U.S. Food and Drug Administration (“FDA”) or comparable foreign authorities regarding the scope or design of our clinical trials;
•delays in enrolling subjects in clinical trials, including due to pandemics, labor shortages or other geopolitical events;
•high drop-out rates of subjects from clinical trials;
•inadequate supply or quality of product candidates or other materials necessary for the conduct of our clinical trials;
•challenges manufacturing our product candidates to regulatory requirements in a cost effective manner;
•greater than anticipated clinical trial costs;
•inability to compete with other therapies;
•failure to secure or maintain orphan designation in some jurisdictions;
•poor efficacy of our product candidates during clinical trials;
•unfavorable FDA or other regulatory agency inspection and review of a clinical trial site;
•failure of our third-party contractors or investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner, or at all;
•delays and changes in regulatory requirements, policy and guidelines, including the imposition of additional regulatory oversight around clinical testing generally or with respect to our technology in particular; or
•varying interpretations of data by the FDA and similar foreign regulatory agencies.
We do not have complete control over many of these factors, including certain aspects of clinical development and the regulatory submission process, potential threats to our intellectual property rights and our manufacturing, marketing, distribution and sales efforts or that of any future collaborator. Delays in regulatory approvals or our failure to obtain regulatory approvals would harm our business, prospects and results of operations.
Clinical development involves a lengthy, complex, and expensive process, with an uncertain outcome. In addition, the results of preclinical studies and early-stage clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials.
To obtain the requisite regulatory approvals to commercialize any product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our product candidates are safe and effective in humans for their intended use(s). Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. In particular, the general approach for FDA approval of a new drug is dispositive data from two well-controlled, Phase 3 clinical trials of the relevant drug in the relevant patient population. Phase 3 clinical trials typically involve hundreds of patients, have significant costs and take years to complete.
A product candidate can fail at any stage of testing, even after observing promising signals of activity in earlier preclinical studies or clinical trials. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. A number of companies in biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. In general, most product candidates that commence clinical trials are never approved as products and there can be no assurance that any of our future clinical trials will ultimately be successful or support further clinical development of GRI-0621 or any of our other product candidates.
Product candidates that appear promising in the early phases of development may fail to reach the market for several reasons, including:
•preclinical studies or clinical trials may show the product candidates to be less effective than expected (e.g., a clinical trial could fail to meet its primary endpoint(s)) or to have unacceptable side effects or toxicities;
•failure to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful;
•development of competing products in the same disease state;
•manufacturing costs, formulation issues, pricing or reimbursement issues, or other factors that make a product candidate uneconomical; and
•the proprietary rights of others and their competing products and technologies that may prevent one of our product candidates from being commercialized.
In addition, the standards that the FDA and comparable foreign regulatory authorities use when regulating our product candidates require judgment and can change, which makes it difficult to predict with certainty how they will be applied. Any analysis we perform of data from preclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. We may also encounter unexpected delays or increased costs due to new government regulations. Examples of such regulations include future legislation or administrative action, or changes in FDA policy during the period of product development and FDA regulatory review. We cannot predict whether legislative changes will be enacted, or whether FDA or foreign regulations, guidance or interpretations will be changed, or what the impact of such changes, if any, may be. The FDA may also require a panel of experts, referred to as an advisory committee, to deliberate on the adequacy of the safety and efficacy data to support approval. The opinion of the advisory committee, although not binding on the FDA, may have a significant impact on the agency’s decision-making process and our ability to obtain approval of any product candidates that we develop.
If we seek to conduct clinical trials in foreign countries or pursue marketing approvals in foreign jurisdictions, we must comply with numerous foreign regulatory requirements governing, among other things, the conduct of clinical trials, manufacturing and marketing authorization, pricing and third-party reimbursement. The foreign regulatory approval process varies among countries and may include all of the risks associated with FDA approval described above as well as risks attributable to the satisfaction of local regulations in foreign jurisdictions. Moreover, the time required to obtain approval may differ from that required to obtain FDA approval. Approval by the FDA does not ensure approval by regulatory authorities outside the United States and vice versa. Our competitors also may obtain FDA or regulatory approval from comparable foreign regulatory authorities for their product candidates more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market or make our development more complicated.
If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
Identifying and qualifying patients to participate in clinical studies of our product candidates is critical to our success. The timing of completion of our clinical studies depends in part on the speed at which we can recruit patients to participate in testing our product candidates, and we may experience delays in our clinical trials if we encounter difficulties in enrollment. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA.
We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. The enrollment of patients depends on many factors, including:
•the patient eligibility and exclusion criteria defined in the protocol;
•the size of the patient population required for analysis of the trial’s primary endpoints and the process for identifying patients;

•the willingness or availability of patients to participate in our trials;
•the proximity of patients to trial sites;
•the design of the trial;
•our ability to recruit clinical trial investigators with the appropriate competencies and experience;
•clinicians’ and patients’ perceptions as to the potential advantages and risks of the product candidate being studied in relation to other available therapies, including any new products that may be approved for the indications we are investigating;
•the availability of competing commercially available therapies and other competing product candidates’ clinical trials;
•our ability to obtain and maintain patient informed consents; and
•the risk that patients enrolled in clinical trials will drop out of the trials before completion.
For example, when we evaluated GRI-0621 in a pilot Phase 2a trial in hepatically impaired chronic liver disease patients, the study was originally intended to evaluate 60 patients but due to recruitment challenges and updated guidance from the FDA regarding the design of NASH clinical studies we made the administrative decision to halt the study after enrolling 14 patients.
Additionally, we are initially developing GRI-0621 for the treatment of IPF, which is an orphan indication. As a result, we may encounter difficulties enrolling subjects in our clinical trials of GRI-0621 due, in part, to the small size of this patient population. In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition may reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in such clinical trial site.
Further, timely enrollment in clinical trials is reliant on clinical trial sites which may be adversely affected by global health matters, including, among other things, pandemics, supply and labor shortages and geopolitical events. These delays and potential delays to development timelines may adversely affect our business, prospects and results of operations.
Interim, topline and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
From time to time, we may publicly disclose interim, preliminary or topline data from our clinical studies, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analysis of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results of clinical trials we report may differ from final results reported for those studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final, complete data are available.
Interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. There can be no guarantee that a favorable interim analysis will result in a favorable final result at the completion of the clinical trial.
Likewise, in light of the fact that our evaluation of GRI-0621 in a pilot Phase 2a trial in hepatically impaired chronic liver disease patients was originally intended to evaluate 60 patients and that we made the administrative decision to halt the study after enrolling 14 patients due to recruitment challenges and updated guidance from the FDA regarding the design of NASH clinical studies, our disclosure that GRI-0621 was observed to be well tolerated and showed improvements in liver function tests, serum CK-18, and in iNKT cell activity in this limited number of patients is qualified by the fact that the study was underpowered to meet its endpoints with statistical significance. Our observations from this pilot Phase 2a trial may not be indicative of results from any potential future pre-clinical studies or clinical trials.
Changes in regulatory requirements, FDA guidance or unanticipated events during our preclinical studies and clinical studies of our product candidates may occur, which may result in changes to preclinical or clinical study protocols or additional preclinical or clinical study requirements, which could result in increased costs to us and could delay our development timeline.
Changes in regulatory requirements, FDA guidance or unanticipated events during our preclinical studies and clinical studies may force us to amend preclinical studies and clinical study protocols. The FDA or comparable foreign regulatory authorities may also impose additional preclinical studies and clinical study requirements. Amendments or changes to our clinical study protocols would require resubmission to the FDA or comparable foreign regulatory authorities and institutional review boards for review and approval, which may increase the cost or delay the timing or successful completion of clinical studies. Similarly, amendments to our preclinical studies may increase the cost or delay the timing or successful completion of those preclinical studies. If we experience delays completing, or if we terminate, any of our preclinical or clinical studies, or if we are required to conduct additional preclinical or clinical studies, the commercial prospects for our product candidates may be harmed and our ability to recognize product revenue will be delayed.
If product liability lawsuits are brought against us, we may incur substantial financial or other liabilities and may be required to limit commercialization of our product candidates.
We face an inherent risk of product liability as a result of testing GRI-0621 and any of our other product candidates in clinical trials and will face an even greater risk if we commercialize any products. For example, we may be sued if our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical trials, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even a successful defense of these claims would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:
•inability to bring a product candidate to the market;
•decreased demand for our products;
•injury to our reputation;
•withdrawal of clinical trial participants and inability to continue clinical trials;
•initiation of investigations by regulators;
•fines, injunctions or criminal penalties;
•costs to defend the related litigation;
•diversion of management’s time and our resources;
•substantial monetary awards to trial participants;
•product recalls, withdrawals or labeling, marketing or promotional restrictions;
•loss of revenue;
•exhaustion of any available insurance and our capital resources;
•the inability to commercialize any product candidate, if approved; and
•decline in our share price.

Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop. We may be unable to obtain, or may obtain on unfavorable terms, clinical trial insurance in amounts adequate to cover any liabilities from any of our clinical trials. Our insurance policies may also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Even if our agreements with any future corporate collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise.
We expect to utilize the FDA’s Section 505(b)(2) pathway for our lead product candidate, and if that pathway is not available, the development of our product candidate will likely take significantly longer, cost significantly more and entail significantly greater complexity and risk than currently anticipated, and, in any case, may not be successful.
We intend to develop and seek approval for GRI-0621, and potentially other candidates that we may develop, pursuant to the FDA’s 505(b)(2) pathway. If the FDA determines that we may not use this regulatory pathway, then we would need to seek regulatory approval via a “full” or “stand-alone” NDA under Section 505(b)(1) of the Federal Food, Drug and Cosmetic Act (“FDCA”). This would require us to conduct additional clinical trials, provide additional safety and efficacy data and other information, and meet additional standards for regulatory approval including possibly nonclinical data. If this were to occur, the time and financial resources required to obtain FDA approval, as well as the development complexity and risk associated with these programs, would likely substantially increase, which could have a material adverse effect on our business and financial condition.
The Drug Price Competition and Patent Term Restoration Act of 1984, informally known as the Hatch-Waxman Act, added Section 505(b)(2) to the FDCA. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies and information that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Section 505(b)(2), if applicable to us under the FDCA. This would allow an NDA we submit to the FDA to rely in part on data in the public domain or the FDA’s prior conclusions regarding the safety and effectiveness of approved compounds, which could expedite the development programs for GRI-0621.
Notwithstanding the approval of an increasing number of products by the FDA under Section 505(b)(2) over the last few years, certain brand-name pharmaceutical companies and others have objected to the FDA’s interpretation of Section 505(b)(2). If the FDA’s interpretation of Section 505(b)(2) is successfully challenged, or Congress were to amend the statute to alter the currently available regulatory pathway, the FDA may change its 505(b)(2) policies and practices, which could delay or even prevent the FDA from approving any NDA we submit under Section 505(b)(2). In addition, the pharmaceutical industry is highly competitive, and Section 505(b)(2) NDAs are subject to special requirements designed to protect the patent rights of sponsors of previously approved drugs referenced in a Section 505(b)(2) NDA. Even if we are able to utilize the Section 505(b)(2) regulatory pathway for one or more of our candidates, there is no guarantee this would ultimately lead to faster product development or earlier approval.
Moreover, any delay resulting from our inability to pursue the FDA’s 505(b)(2) pathway could result in new competitive products reaching the market more quickly than our GRI-0621 product candidate, which may have a material adverse impact our competitive position and prospects. Even if we are allowed to pursue the FDA's 505(b)(2) pathway, we cannot assure you that GRI-0621 or any of our future product candidates will receive the requisite approvals for commercialization.
Risks Related to Regulatory Approval of Our Product Candidates
We may seek Fast Track designation for one or more of our product candidates, but we might not receive such designation, and even if we do, such designation may not actually lead to a faster development or regulatory review or approval process.
If a product candidate is intended for the treatment of a serious condition and nonclinical or clinical data demonstrate the potential to address an unmet medical need for this condition, a product sponsor may apply for FDA Fast Track designation. If we seek Fast Track designation for a product candidate, we may not receive it from the FDA. However, even if we receive Fast Track designation, Fast Track designation does not ensure that we will receive marketing approval or that approval will be granted within any particular time frame. We may not experience a faster development or regulatory review or approval process with Fast Track designation compared to conventional FDA procedures. In addition, the FDA may withdraw Fast Track designation if the designation is no longer supported by data from our clinical development program. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures.
Even if we receive regulatory approval of any product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review. Maintaining compliance with ongoing regulatory requirements may result in significant additional expense to us, and any failure to maintain such compliance could subject us to penalties and cause our business to suffer.
If any of our product candidates are approved, we will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies and submission of safety, efficacy and other post-market information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities. In addition, we will be subject to continued compliance with current good manufacturing practice requirements (“cGMPs”) and Good Clinical Practices (“GCPs”) for any clinical trials that we conduct post-approval.
Manufacturers and their facilities are required to comply with extensive FDA and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to cGMPs and applicable tracking and tracing requirements. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMPs and adherence to commitments made in any marketing application, and previous responses to inspection observations. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production and quality control.
Any regulatory approvals that we receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials and surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a Risk Evaluation and Mitigation Strategies (“REMS”) program as a condition of approval of our product candidates, which could entail requirements for long-term patient follow-up, a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, we will have to comply with requirements including submissions of safety and other post-marketing information and reports and registration. If our original marketing approval for a product candidate was obtained through an accelerated approval pathway, we could be required to conduct a successful post-marketing clinical trial in order to confirm the clinical benefit for our products. An unsuccessful post-marketing clinical trial or failure to complete such a trial could result in the withdrawal of marketing approval.
We must also comply with requirements concerning advertising and promotion for any of our product candidates for which we hope to obtain marketing approval. The FDA strictly regulates marketing, labeling, advertising, and promotion of products that are placed on the market. Products may be promoted only for the approved indications and in accordance with the provisions of the approved label. However, companies may share truthful and not misleading information that is not inconsistent with the labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses and a company that is found to have improperly promoted off-label uses may be subject to significant liability.
The FDA may impose consent decrees or withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:
•restrictions on the marketing or manufacturing of our products, withdrawal of the product from the market or voluntary or mandatory product recalls;
•new requirements to conduct post-marketing studies or clinical trials;
•fines, warning letters or holds on clinical trials;
•refusal by the FDA to approve pending applications or supplements to approved applications filed by us;
•suspension or revocation of drug product approvals;

•voluntary or mandatory product recalls and related publicity requirements;
•total or partial suspension of production;
•product seizure or detention or refusal to permit the import or export of our product candidates; and
•injunctions, consent decrees, or the imposition of civil or criminal penalties.
Any government investigation of alleged violations of law would be expected to require us to expend significant time and resources in response and could generate adverse publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to develop and commercialize our products and our value and our operating results would be adversely affected. In addition, the policies of the FDA and of other regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.
Risks Related to Commercialization of our Product Candidates
Even if a product candidate we develop receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.
Even if GRI-0621 or any other product candidate we develop receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients and third-party payors, such as Medicare and Medicaid programs and managed care organizations, and others in the medical community. In addition, the availability of coverage by third-party payors may be affected by existing and future health care reform measures designed to reduce the cost of health care. If the product candidates we develop do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable.
The degree of market acceptance of any product candidate, if approved for commercial sale, will depend on a number of factors, including:
•efficacy and potential advantages compared to alternative treatments;
•the ability to offer our products, if approved, for sale at competitive prices;
•convenience and ease of administration compared to alternative treatments;
•the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•the recommendations with respect to our product candidates in guidelines published by various scientific organizations applicable to us and our product candidates;
•the strength of marketing and distribution support;
•the ability to obtain sufficient third-party coverage and adequate reimbursement; and
•the prevalence and severity of any side effects.
Sales of medical products also depend on the willingness of physicians to prescribe the treatment, which is likely to be based on a determination by these physicians that the products are safe, therapeutically effective and cost effective. In addition, the inclusion or exclusion of products from treatment guidelines established by various physician groups and the viewpoints of influential physicians can affect the willingness of other physicians to prescribe the treatment. We cannot predict whether physicians, physicians’ organizations, hospitals, other healthcare providers, government agencies or private insurers will determine that out products are safe, therapeutically effective and cost effective as compared with competing treatments. If any product candidate is approved but does not achieve an adequate level of acceptance by such parties, we may not generate or derive sufficient revenue from that product candidate and may not become or remain profitable. If government and other third-party payors do not provide coverage and adequate reimbursement levels for any products we commercialize, market acceptance and commercial success would be reduced.
Failure to obtain or maintain adequate reimbursement or insurance coverage for our approved product candidates, if any, could limit our ability to market those product candidates and decrease our ability to generate revenue.
The pricing, coverage, and reimbursement of our approved products, if any, must be sufficient to support our commercial efforts and other development programs, and the availability and adequacy of coverage and reimbursement by third-party payors, including governmental and private insurers, are essential for most patients to be able to afford medical treatments. Sales of our approved products, if any, will depend substantially, both domestically and abroad, on the extent to which the costs of our approved products, if any, will be paid for or reimbursed by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or government payors and private payors. If coverage and reimbursement are not available, or are available only in limited amounts, we may have to subsidize or provide products for free or we may not be able to successfully commercialize our products.
In addition, there is significant uncertainty related to the insurance coverage and reimbursement for newly approved products. In the United States, the principal decisions about coverage and reimbursement for new drugs are typically made by the Centers for Medicare and Medicaid Services (“CMS”), an agency within the United States Department of Health and Human Services, as CMS decides whether and to what extent a new drug will be covered and reimbursed under Medicare. Private payors tend to follow the coverage reimbursement policies established by CMS to a substantial degree. It is difficult to predict what CMS will decide with respect to reimbursement for novel product candidates such as ours and what reimbursement codes our product candidates may receive if approved.
Outside the United States, international operations are generally subject to extensive governmental price controls and other price-restrictive regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe, Canada and other countries has and will continue to put pressure on the pricing and usage of prescription drugs. In many countries, the prices of drugs are subject to varying price control mechanisms as part of national health systems. Price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our products, if any. Accordingly, in markets outside the United States, the potential revenue may be insufficient to generate commercially reasonable revenue and profits.
Moreover, increasing efforts by governmental and private payors in the United States and abroad to limit or reduce healthcare costs may result in restrictions on coverage and the level of reimbursement for new drugs and, as a result, they may not cover or provide adequate payment for our products, if any. We expect to experience pricing pressures in connection with drugs due to the increasing trend toward managed healthcare, including the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, and prescription drugs in particular, has and is expected to continue to increase in the future. As a result, profitability of our products, if any, may be more difficult to achieve even if any of them receive regulatory approval.
Even if we obtain FDA approval of any of our product candidates, we may never obtain approval or commercialize these product candidates outside of the United States, which could limit our ability to realize their full market potential.
In order to market any products outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval procedures vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approvals could result in significant delays, difficulties, and costs for us and may require additional preclinical studies or clinical trials which would be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. Satisfying these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. In addition, our failure to obtain regulatory approval in any country may delay or have negative effects on the process for regulatory approval in other countries. We do not have any product candidates approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, our ability to realize the full market potential of our products will be harmed.

We currently have no marketing and sales organization and have no experience as a company in commercializing products. We would have to invest significant resources to develop these capabilities. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our products, we may not be able to generate product revenue from any of our product candidates that may be approved.
We have no internal sales, marketing, or distribution capabilities. We have no prior experience as a company in the marketing, sale and distribution of pharmaceutical products and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our sales, marketing and distribution capabilities would adversely impact the commercialization of any product candidates that may obtain approval. We may also choose to collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. We may not be able to enter into collaborations or hire consultants or external service providers to assist us in sales, marketing and distribution functions on acceptable financial terms, or at all. In addition, our product revenues and our profitability, if any, may be lower if we rely on third parties for these functions than if we were to market, sell and distribute any products that we develop ourselves. We likely will have little control over these third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we are not successful in commercializing any approved product candidates that we may have, either on our own or through arrangements with one or more third parties, we may not be able to generate any future product revenue and we would incur significant additional losses.
Our relationships with healthcare providers, physicians, prescribers, purchasers, third-party payors, charitable organizations and patients will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.
Healthcare providers, physicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Arrangements with third-party payors and customers can expose pharmaceutical manufacturers to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute (“AKS”) and the federal False Claims Act (“FCA”), which may constrain the business or financial arrangements and relationships through which such companies sell, market and distribute pharmaceutical products. In particular, the research of our product candidates, as well as the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. See the section entitled, “Description of GRI’s Business — Government Regulation and Product Approval — Other U.S. Healthcare Laws and Regulations” in the proxy statement/prospectus/information statement forming part of our registration statement on S-4/A (File No. 333-268977) filed with the SEC on March 6, 2023.
The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform. Ensuring business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource-consuming and can divert a company’s attention from other aspects of its business.
It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, reputational harm, possible exclusion from participation in federal and state funded healthcare programs, contractual damages and the curtailment or restricting of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws. Further, if any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to significant criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. Any action for violation of these laws, even if successfully defended, could cause significant legal expenses and divert management’s attention from the operation of the business. Prohibitions or restrictions on sales or withdrawal of future marketed products could materially affect business in an adverse way.
Ongoing healthcare legislative and regulatory reform measures may have a material adverse effect on our business and results of operations.
Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example, changes to our manufacturing arrangements; additions or modifications to product labeling; the recall or discontinuation of our products; or additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability. See the section entitled, “Description of GRI’s Business - Government Regulation and Product Approval – Pharmaceutical Coverage, Pricing and Reimbursement & Healthcare Reform” in the proxy statement/prospectus/information statement forming part of our registration statement on S-4/A (File No. 333-268977) filed with the SEC on March 6, 2023.
Moreover, increasing efforts by governmental and third-party payors in the United States and abroad, including in Canada and Europe, to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates. There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. Most recently, in August 2022, President Biden signed into the law the Inflation Reduction Act of 2022 (the “IRA”) which among other things, contains multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the United States.
At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our products or put pressure on our product pricing, which could negatively affect our business, financial condition, results of operations and prospects. In addition, the U.S. Supreme Court held unanimously in December 2020 that federal law does not preempt the states’ ability to regulate pharmaceutical benefit managers (“PBMs”) and other members of the health care and pharmaceutical supply chain, an important decision that has led to further and more aggressive efforts by states in this area.
These laws, and future state and federal healthcare reform measures may be adopted in the future, any of which may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. Additionally, we expect to experience pricing pressures in connection with the sale of any future approved product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, cost containment initiatives and additional legislative changes.
Inadequate funding for the FDA, the SEC and/or other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including from December 22, 2018 through January 25, 2019, the U.S. government has shut down several times, and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC, and other government employees and stop critical activities. Moreover, recent shutdowns or slowdowns caused by the federal response to the COVID-19 pandemic can increase the time needed for the agency to complete its review or make final approval or other administrative decisions. If a prolonged government shutdown or slowdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
We are subject to certain U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations. We can face serious consequences for violations.
Among other matters, U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations, which are collectively referred to as Trade Laws, prohibit companies and their employees, agents, clinical research organizations, legal counsel, accountants, consultants, contractors, and other partners from authorizing, promising, offering, providing, soliciting, or receiving directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Violations of Trade Laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. We also expect our non-U.S. activities to increase in time. We plan to engage third parties for clinical trials and/or to obtain necessary permits, licenses, patent registrations and other regulatory approvals and we can be held liable for the corrupt or other illegal activities of our personnel, agents, or partners, even if we do not explicitly authorize or have prior knowledge of such activities.
If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on our business, financial condition or results of operations.
Our research and development activities and our third-party manufacturers’ and suppliers’ activities involve the controlled storage, use, and disposal of hazardous materials, including the components of our product candidates and other hazardous compounds. We and our manufacturers and suppliers are subject to laws and regulations governing the use, manufacture, storage, handling, and disposal of these hazardous materials. In some cases, these hazardous materials and various wastes resulting from their use are stored at our and our manufacturers’ facilities pending their use and disposal. We cannot eliminate the risk of contamination, which could cause an interruption of our commercialization efforts, research and development efforts and business operations; environmental damage resulting in costly clean-up; and liabilities under applicable laws and regulations governing the use, storage, handling, and disposal of these materials and specified waste products. Although we believe that the safety procedures utilized by us and our third-party manufacturers for handling and disposing of these materials generally comply with the standards prescribed by these laws and regulations, we cannot guarantee that this is the case or eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources and state or federal or other applicable authorities may curtail our use of specified materials and/or interrupt our business operations. Furthermore, environmental laws and regulations are complex, change frequently, and have tended to become more stringent. We cannot predict the impact of such changes and cannot be certain of our future compliance. We do not currently carry hazardous waste insurance coverage.
Risks Related to Our Intellectual Property
Our success depends in part on our ability to protect our intellectual property. It is difficult and costly to protect our proprietary rights and technology, and we may not be able to ensure their protection.
Our business depends in large part on obtaining and maintaining patent, trademark and trade secret protection of our proprietary technologies and our product candidates, their respective components, synthetic intermediates, formulations, combination therapies, methods used to manufacture them and methods of treatment, as well as successfully defending these patents against third-party challenges. Our ability to stop unauthorized third parties from making, using, selling, offering to sell or importing our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents that cover these activities and whether a court would issue an injunctive remedy. If we are unable to secure and maintain patent protection for any product or technology we develop, or if the scope of the patent protection secured is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to commercialize any product candidates we may develop may be adversely affected.
The patenting process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. The patenting process is subject to numerous risks and there can be no assurance that we will be successful in obtaining patents for which we have applied. In addition, we may not pursue, obtain, or maintain patent protection in all relevant markets. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from or license to third parties and are reliant on our licensors or licensees.
The strength of patents in the biotechnology and biopharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our product candidates or uses thereof in the United States or in other foreign countries. Even if the patents do successfully issue, third parties may challenge the validity, enforceability, or scope thereof, which may result in such patents being narrowed, invalidated, or held unenforceable. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our technology, including our product candidates, or prevent others from designing around our claims. If the breadth or strength of protection provided by the patent applications we hold with respect to our product candidates is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, our product candidates. Further, if we encounter delays in our clinical trials, the period of time during which we could market our product candidates under patent protection would be reduced.
We cannot be certain that we were the first to file any patent application related to our technology, including our product candidates, and, if we were not, we may be precluded from obtaining patent protection for our technology, including our product candidates.
We cannot be certain that we were the first to invent the inventions covered by pending patent applications and, if we are not, we may be subject to priority disputes. Furthermore, for United States applications in which all claims are entitled to a priority date before March 16, 2013, an interference proceeding can be provoked by a third-party or instituted by the USPTO to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. Similarly, for United States applications in which at least one claim is not entitled to a priority date before March 16, 2013, derivation proceedings can be instituted to determine whether the subject matter of a patent claim was derived from a prior inventor’s disclosure.
We may be required to disclaim part or all of the term of certain patents or all of the term of certain patent applications. There may be prior art of which we are not aware that may affect the validity or enforceability of a patent or patent application claim. There also may be prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. No assurance can be given that if challenged, our patents would be declared by a court to be valid or enforceable or that even if found valid and enforceable, would adequately protect our product candidates, or would be found by a court to be infringed by a competitor’s technology or product. We may analyze patents or patent applications of our competitors that we believe are relevant to our activities and consider that we are free to operate in relation to our product candidates, but our competitors may obtain issued claims, including in patents we consider to be unrelated, which block our efforts or may potentially result in our product candidates or our activities infringing such claims. The possibility exists that others will develop products which have the same effect as our products on an independent basis which do not infringe our patents or other intellectual property rights or will design around the claims of patents that may issue that cover our products.
The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage.

We may enter into license or other collaboration agreements in the future that may impose certain obligations on us. If we fail to comply with our obligations under such future agreements with third parties, we could lose license rights that may be important to our future business.
In connection with our efforts to expand our pipeline of product candidates, we may enter into certain licenses or other collaboration agreements pertaining to the in-license of rights to additional product candidates. Such agreements may impose various diligence, milestone payment, royalty, insurance, or other obligations on us. If we fail to comply with these obligations, our licensor or collaboration partners may have the right to terminate the relevant agreement, in which event we would not be able to develop or market the products covered by such licensed intellectual property.
Moreover, disputes may arise regarding intellectual property subject to a licensing agreement, including:
•the scope of rights granted under the license agreement and other interpretation-related issues;
•the extent to which our product candidates, technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•the sublicensing of patent and other rights under our collaborative development relationships;
•our diligence obligations under the license agreement and what activities satisfy those diligence obligations;
•the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and
•the priority of invention of patented technology.
In addition, the agreements under which we currently license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates, which could have a material adverse effect on our business, financial conditions, results of operations, and prospects.
In addition, we may have limited control over the maintenance and prosecution of these in-licensed patents and patent applications, or any other intellectual property that may be related to our in-licensed intellectual property. For example, we cannot be certain that such activities by any future licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights. We have limited control over the manner in which our licensors initiate an infringement proceeding against a third-party infringer of the intellectual property rights or defend certain of the intellectual property that is licensed to us. It is possible that the licensors’ infringement proceeding, or defense activities may be less vigorous than had we conducted them ourselves.
Third-party claims of intellectual property infringement may be costly and time consuming to defend, and could prevent or delay our product discovery, development and commercialization efforts.
Our commercial success depends in part on our ability to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. There is a substantial amount of litigation involving patents and other intellectual property rights in the biotechnology and biopharmaceutical industries, as well as administrative proceedings for challenging patents, including interference, derivation, inter partes review, post grant review, and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. We may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights alleging that our product candidates and/or proprietary technologies infringe their intellectual property rights. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing our product candidates. As the biotechnology and biopharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may give rise to claims of infringement of the patent rights of others. Moreover, it is not always clear to industry participants, including us, which patents cover various types of drugs, products or their methods of use or manufacture. Thus, because of the large number of patents issued and patent applications filed in our fields, there may be a risk that third parties may allege they have patent rights encompassing our product candidates, technologies, or methods.
In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and, if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. This type of litigation or proceeding could substantially increase our operating losses and reduce our resources available for development activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations or could otherwise have a material adverse effect on our business, results of operations, financial condition, and prospects. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or administrative proceedings, there is a risk that some of our confidential information could be compromised by disclosure.
Third parties may assert that we are employing their proprietary technology without authorization.
There may be third-party patents of which we are currently unaware with claims to compositions of matter, materials, formulations, methods of manufacture or methods for treatment that encompass the composition, use or manufacture of our product candidates. There may be currently pending patent applications of which we are currently unaware which may later result in issued patents that our product candidates or their use or manufacture may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patent were held by a court of competent jurisdiction to cover our product candidates, intermediates used in the manufacture of our product candidates or our materials generally, aspects of our formulations or methods of manufacture or use, the holders of any such patent may be able to block our ability to develop and commercialize the product candidate unless we obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms or at all. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business. Even if we obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.
Parties making claims against us may seek and obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties, or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. We cannot predict whether any such license would be available at all or whether it would be available on commercially reasonable terms. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of our product candidates. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize our product candidates, which could harm our business significantly.
Third parties may assert that our employees or consultants have wrongfully used or disclosed confidential information or misappropriated trade secrets.
As is common in the biotechnology and biopharmaceutical industries, we employ individuals who were previously employed at universities or other biotechnology or biopharmaceutical companies, including our competitors or potential competitors. Although no claims against us are currently pending, and although we try to ensure that our employees and consultants do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of a former employer or other third parties. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and, if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. This type of litigation or proceeding could substantially increase our operating losses and reduce our resources available for development activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other intellectual property related proceedings could adversely affect our ability to compete in the marketplace.
Others may claim an ownership interest in our intellectual property, which could expose us to litigation and have a significant adverse effect on our prospects.
A third party may claim an ownership interest in one or more of our or our licensors’ patents or other proprietary or intellectual property rights. A third party could bring legal actions against us and seek monetary damages and/or enjoin clinical testing, manufacturing and marketing of the affected product or products. While we are presently unaware of any claims or assertions by third parties with respect to our patents or other intellectual property, we cannot guarantee that a third party will not assert a claim or an interest in any of such patents or intellectual property. If we become involved in any litigation, it could consume a substantial portion of our resources and cause a significant diversion of effort by our technical and management personnel. If any of these actions are successful, in addition to any potential liability for damages, we could be required to obtain a license to continue to manufacture or market the affected product, in which case we may be required to pay substantial royalties or grant cross-licenses to our patents. We cannot predict whether any such license will be available on commercially acceptable terms, if at all. Ultimately, we could be prevented from commercializing a product candidate or be forced to cease some aspect of our business operations as a result of claims of patent infringement or violation of other intellectual property rights. Further, the outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance, including the demeanor and credibility of witnesses and the identity of any adverse party. This is especially true in intellectual property cases that may turn on the testimony of experts as to technical facts upon which experts may reasonably disagree.
We may not be successful in obtaining or maintaining necessary rights to develop any future product candidates on acceptable terms.
Because our programs may involve additional product candidates that may require the use of proprietary rights held by third parties, the growth of our business may depend in part on our ability to acquire, in-license or use these proprietary rights.
Our product candidates may also require specific formulations to work effectively and efficiently, and these rights may be held by others. We may develop products containing our compounds and pre-existing biotechnology and biopharmaceutical compounds. We may be unable to acquire or in-license any compositions, methods of use, processes, or other third-party intellectual property rights from third parties that we identify as necessary or important to our business operations. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all, which would harm our business. We may need to cease use of the compositions or methods covered by such third-party intellectual property rights and may need to seek to develop alternative approaches that do not infringe on such intellectual property rights which may entail additional costs and development delays, even if we were able to develop such alternatives, which may not be feasible. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology.
The licensing and acquisition of third-party intellectual property rights is a competitive area, and companies, which may be more established, or have greater resources than we do, may also be pursuing strategies to license or acquire third-party intellectual property rights that we may consider necessary or attractive in order to commercialize our product candidates. More established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. There can be no assurance that we will be able to successfully complete such negotiations and ultimately acquire the rights to the intellectual property surrounding the additional product candidates that we may seek to acquire.

We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, or challenging the patent rights of others, which could be expensive, time-consuming and unsuccessful.
Competitors or other third parties such as chemical and reagent suppliers may infringe our patents or the patents of our current or future licensors. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that one or more of our patents is not valid or is unenforceable or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question or for other reasons. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated, held unenforceable, or interpreted narrowly and could put our patent applications at risk of not issuing. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business.
We may choose to challenge the patentability of claims in a third-party’s U.S. patent by requesting that the USPTO review the patent claims in an ex-parte re-examination, inter partes review or post-grant review proceedings. These proceedings are expensive and may consume our time or other resources. We may choose to challenge a third-party’s patent in patent opposition proceedings in the European Patent Office (“EPO”) or other foreign patent offices. The costs of these opposition proceedings could be substantial and may consume our time or other resources. If we fail to obtain a favorable result at the USPTO, EPO or other patent offices, we may be exposed to litigation by a third-party alleging that the patent may be infringed by our product candidates or proprietary technologies.
In addition, because some patent applications in the United States may be maintained in secrecy until the patents are issued, patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing, and publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology covered by our owned and in-licensed issued patents or our pending applications, or that we or, if applicable, a licensor were the first to invent or first to file a patent application covering the technology. Our competitors may have filed, and may in the future file, patent applications covering our products or technology similar to ours. Any such patent application may have priority over our owned and in-licensed patent applications or patents, which could require us to obtain rights to issued patents covering such technologies. If another party has filed a U.S. patent application on inventions similar to those owned by or in-licensed to us, we or, in the case of in-licensed technology, the licensor may have to participate in an interference or derivation proceeding declared by the USPTO to determine priority of invention in the United States. If we or one of our licensors is a party to an interference or derivation proceeding involving a U.S. patent application on inventions owned by or in-licensed to us, we may incur substantial costs, divert management’s time and expend other resources, even if we are successful.
Interference or derivation proceedings provoked by third parties or brought by us or declared by the USPTO may be necessary to determine the priority of inventions with respect to our patents or patent applications or those of our licensors. An unfavorable outcome could result in a loss of our current patent rights and could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms or at all, or if a non-exclusive license is offered and our competitors gain access to the same technology. Litigation or interference proceedings may result in a decision adverse to our interests and, even if we are successful, may result in substantial costs and distract our management and other employees. We may not be able to prevent, alone or with our licensors, misappropriation of our trade secrets or confidential information, particularly in countries where the laws may not protect those rights as fully as in the United States.
Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock.
Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.
Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on our owned and in-licensed issued patents and patent applications are or will be due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent application process and following the issuance of a patent. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. In certain circumstances, even inadvertent noncompliance events may permanently and irrevocably jeopardize patent rights. In such an event, our competitors might be able to enter the market, which would have a material adverse effect on our business.
Any patents covering our product candidates could be found invalid or unenforceable if challenged in court or the USPTO (or foreign patent offices).
If we or one of our licensors initiate legal proceedings against a third-party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate, as applicable, is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and there are numerous grounds upon which a third-party can assert invalidity or unenforceability of a patent. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, inter partes review, post grant review, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we, our patent counsel and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, or if we are otherwise unable to adequately protect our rights, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize or license our technology and product candidates.
Our earliest patents may expire before, or soon after, our first product achieves marketing approval in the United States or foreign jurisdictions. Upon the expiration of our current patents, we may lose the right to exclude others from practicing these inventions. The expiration of these patents could also have a similar material adverse effect on our business, results of operations, financial condition and prospects. We own pending patent applications covering our proprietary technologies or our product candidates that if issued as patents are expected to expire from 2032 through 2035, without taking into account any possible patent term adjustments or extensions. However, we cannot be assured that the USPTO, EPO or other relevant foreign patent offices will grant any of these patent applications.
Changes in patent law in the U.S. and in foreign jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our products.
Changes in either the patent laws or interpretation of the patent laws in the United States or in foreign jurisdictions could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Assuming that other requirements for patentability are met, prior to March 16, 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. On March 16, 2013, under the Leahy-Smith America Invents Act (the “America Invents Act”), the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. A third party that files a patent application in the USPTO on or after March 16, 2013, but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors were the first to either (i) file any patent application related to our product candidates or (ii) invent any of the inventions claimed in our or our licensor’s patents or patent applications.
The America Invents Act also includes a number of significant changes that affect the way patent applications will be prosecuted and also may affect patent litigation. These include allowing third party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. Therefore, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our owned or in-licensed patent applications and the enforcement or defense of our owned or in-licensed issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
In addition, the patent positions of companies in the development and commercialization of biotechnology and biopharmaceuticals are particularly uncertain. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. This combination of events has created uncertainty with respect to the validity and enforceability of patents, once obtained. Depending on future actions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could have a material adverse effect on our existing patent portfolio and our ability to protect and enforce our intellectual property in the future.
We have limited foreign intellectual property rights and may not be able to protect and enforce our intellectual property rights throughout the world.
We have limited intellectual property rights outside the United States. Filing, prosecuting, and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but where enforcement is not as strong as that in the United States. These products may compete with our products in jurisdictions where we do not have any issued patents and our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from competing.
Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of, and may require a compulsory license to, patents, trade secrets and other intellectual property protection, particularly those relating to biotechnology and biopharmaceutical products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products against third parties in violation of our proprietary rights generally. The initiation of proceedings by third parties to challenge the scope or validity of our patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.
If we do not obtain patent term extension and data exclusivity or similar non-U.S. legislation extending the term of protection covering any product candidates we may develop, our business may be materially harmed.
Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. Depending upon the timing, duration, and specifics of any FDA marketing approval of any product candidates we may develop, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Action of 1984, also known as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent term extension of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. However, we may not be granted an extension because of, for example, failure to exercise due diligence during the testing phase or regulatory review process, failure to apply within applicable deadlines, failure to apply prior to expiration of relevant patents, or otherwise failure to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. In addition, within the European Union, regulatory protections afforded to medicinal products such as data exclusivity, marketing protection, market exclusivity for orphan indications and pediatric extensions are currently under review and could be curtailed in future years. If we are unable to obtain patent term extension or the term of any such extension is less than we request, or if data exclusivity or other regulatory protections are reduced, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations, and prospects could be materially harmed.
Risks Related to Our Reliance on Third Parties
We rely on third parties to conduct our clinical trials, manufacture our product candidates and perform other services. If these third parties do not successfully carry out their contractual duties, meet expected timelines or otherwise conduct the trials as required or perform and comply with regulatory requirements, we may not be able to successfully complete clinical development, obtain regulatory approval or commercialize our product candidates when expected or at all, and our business could be substantially harmed.
We have relied upon and plan to continue to rely upon third-party CROs to conduct, monitor and manage our clinical programs. We rely on these parties for execution of clinical trials and we manage and control only some aspects of their activities. We remain responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. We and our CROs and other vendors are required to comply with all applicable laws, regulations and guidelines, including those required by the FDA and comparable foreign regulatory authorities for all of our product candidates in clinical development. If we, or any of our CROs or vendors, fail to comply with applicable laws, regulations or guidelines, the results generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot be assured that our CROs or other vendors will meet these requirements, or that upon inspection by any regulatory authority, such regulatory authority will determine that efforts, including any of our clinical trials, comply with applicable requirements. Our failure to comply with these laws, regulations or guidelines may require us to repeat clinical trials, which would be costly and delay the regulatory approval process.
If any of our relationships with these third-party CROs terminates, or they otherwise are subject to quarantines, shelter-in-place orders, shutdowns or other restrictions and must scale back their operations unexpectedly we may not be able to enter into arrangements with alternative CROs in a timely manner or do so on commercially reasonable terms. In addition, our CROs may not prioritize our clinical trials relative to those of other customers, and any turnover in personnel or delays in the allocation of CRO employees by the CRO may negatively affect our clinical trials. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, our clinical trials may be delayed or terminated, and we may not be able to meet our current plans with respect to our product candidates. CROs also may involve higher costs than anticipated, which could negatively affect our financial condition and operations.
In addition, we rely on third-party manufacturers to produce our clinical-stage product candidates, and their responsibilities often include purchasing from third-party suppliers the materials necessary to produce our product candidates for our clinical trials and regulatory approval. We expect there to be a limited number of suppliers for some of the raw materials that we expect to use to manufacture our product candidates, and we may not be able to identify alternative suppliers to prevent a possible disruption of the manufacture of our product candidates for our clinical trials, and, if approved, ultimately for commercial sale.
Although we generally do not expect to begin a clinical trial unless we believe we have a sufficient supply of a product candidate to complete the trial, any significant delay or discontinuity in the supply of a product candidate, or the raw materials or other material components in the manufacture of the product candidate, could delay completion of our clinical trials and potential timing for regulatory approval of our product candidates, which would harm our business and results of operations. We do not yet have sufficient information to reliably estimate the cost of the commercial manufacturing of our product candidates and our current costs to manufacture our product candidates may not be commercially feasible. As a result, we may never be able to develop a commercially viable product.

In addition, our reliance on third-party manufacturers exposes us to the following additional risks:
•we may be unable to identify manufacturers to manufacture our product candidates on acceptable terms or at all, because the number of qualified potential manufacturers is limited. Following NDA approval, a change in the manufacturing site could require additional approval from the FDA. This approval would require new testing and compliance inspections;
•our third-party manufacturers might be unable to timely formulate and manufacture our product or produce the quantity and quality required to meet our clinical and commercial needs, if any;
•our third-party manufacturers might be forced to scale back or terminate operations as a result of labor shortages, inflation, natural disasters or geopolitical conflicts, which could harm our ability to conduct ongoing and future clinical trials of our product candidates;
•our future third-party manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store and distribute our product candidates;
•drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with cGMPs and other government regulations and corresponding foreign standards, and we do not have control over third-party manufacturers’ compliance with these regulations and standards;
•if any third-party manufacturer makes improvements in the manufacturing process for our products, we may not own or be able to license, or we may have to share, the intellectual property rights to any improvements made by our third-party manufacturers in the manufacturing process for our product candidates; and
•our third-party manufacturers could breach or terminate their agreements with us.
Each of these risks could delay our clinical trials, the approval, if any, of our product candidates, or the commercialization of our product candidates or result in higher costs or deprive us of potential product revenue. In addition, we rely on third parties to perform release testing on our product candidates prior to delivery to subjects in our clinical trials. If these tests are not appropriately conducted and test data are not reliable, subjects in our clinical trials, or patients treated with our product candidates, if any are approved in the future, could be put at risk of serious harm, which could result in product liability suits.
Our employees, independent contractors, principal investigators, contract research organizations, consultants or vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.
We are exposed to the risk that our employees, independent contractors, principal investigators, CROs, consultants or vendors may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates: FDA regulations, including those laws requiring the reporting of true, complete and accurate information to the FDA; manufacturing standards; federal and state healthcare fraud and abuse laws and regulations; or laws that require the true, complete and accurate reporting of financial information or data. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical trials or creating fraudulent data in our preclinical studies or clinical trials, which could result in regulatory sanctions and serious harm to our reputation.
It is not always possible to identify and deter misconduct by our employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Additionally, we are subject to the risk that a person could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished potential profits and future earnings, and curtailment of our operations, any of which could adversely affect our business, financial condition, results of operations or prospects.

Because we rely on third-party manufacturing and supply vendors, our supply of research and development, preclinical and clinical development materials may become limited or interrupted or may not be of satisfactory quantity or quality.
We rely on third-party contract manufacturers to manufacture our product candidates for preclinical studies and clinical trials. We do not own manufacturing facilities for producing any clinical trial product supplies. There can be no assurance that our preclinical and clinical development product supplies will not be limited or interrupted, or that they will be of satisfactory quality or continue to be available at acceptable prices. The manufacturing process for a product candidate is subject to FDA and foreign regulatory authority review. Suppliers and manufacturers must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with regulatory standards, such as cGMPs. In the event that any of our manufacturers fails to comply with these requirements or to perform its obligations to us in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third party, which we may not be able to do on reasonable terms, if at all. In either scenario, our clinical trials could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills or technology required to manufacture our product candidates may be unique or proprietary to the original manufacturer and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills or technology to a back-up or alternative supplier, or we may not be able to transfer such skills or technology at all. Furthermore, a manufacturer may possess technology related to the manufacture of our product candidate that such manufacturer owns independently. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third party manufacture our product candidates.
We rely on a sole supplier or, in some cases, a limited number of suppliers, for the manufacture of GRI-0621 and our other product candidates. If these suppliers are unable to supply to us in the quantities we require, or at all, or otherwise default on their supply obligations to us, we may not be able to obtain alternative supplies from other suppliers on acceptable terms, in a timely manner, or at all. Moreover, in the event any of these suppliers breach their contracts with us, our legal remedies associated with such a breach may be insufficient to compensate us for any damages we may suffer. In addition, if we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturer or manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or another regulatory authority. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget.
We expect to continue to rely on third-party manufacturers if we receive regulatory approval for GRI-0621 or any other product candidate. To the extent that we have existing, or enter into future, manufacturing arrangements with third parties, we will depend on these third parties to perform their obligations in a timely manner consistent with contractual and regulatory requirements, including those related to quality control and assurance. If we are unable to obtain or maintain third-party manufacturing for product candidates, or to do so on commercially reasonable terms, we may not be able to develop and commercialize our product candidates successfully.
We may in the future seek to enter into collaborations with third parties for the development and commercialization of our product candidates, and our future collaborations will be important to our business. If we are unable to enter into collaborations, or if these collaborations are not successful, our business could be adversely affected.
A part of our strategy is to consider partnerships in indications and geographies where we believe partners can add significant commercial and/or development capabilities. Further, we do not yet have any capability for commercialization. Accordingly, we have and may in the future enter into collaborations with other companies to provide us with important technologies and funding for our programs and technology. Any future collaborations we enter into may pose a number of risks, including that collaborators have significant discretion in determining the efforts and resources that they will apply and may not perform their obligations as expected, collaborators may not provide us with timely and accurate information regarding development progress and activity under any future license agreement, which could adversely impact our ability to report progress to our investors and otherwise plan development of our product candidates, we may have disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or terminations of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive and collaborations may be terminated by the collaborator, and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates.
We face significant competition in seeking appropriate collaborators for our product candidates, and the negotiation process is time-consuming and complex. In order for us to successfully establish a collaboration for one or more of our product candidates, potential collaborators must view these product candidates as economically valuable in markets they determine to be attractive in light of the terms that we are seeking and other available products for licensing by other companies. Collaborations are complex and time-consuming to negotiate and document. If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms, or at all. If we fail to enter into future collaborations or do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our product candidates, bring them to market and generate revenue from sales of drugs or continue to develop our technology, and our business may be materially and adversely affected. Even if we are successful in our efforts to establish new strategic collaborations, the terms that we agree upon may not be favorable to us, and we may not be able to maintain such strategic collaborations if, for example, development or approval of a product candidate is delayed or sales of an approved product are disappointing. Any delay in entering into new strategic collaboration agreements related to our product candidates could delay the development and commercialization of our product candidates and reduce their competitiveness even if they reach the market.
Risks Related to Managing Our Business and Operations
If we lose key management personnel, or if we fail to recruit additional highly skilled personnel, our ability to develop current product candidates or identify and develop new product candidates will be impaired, could result in loss of markets or market share and could make us less competitive.
Our ability to compete in the highly competitive biotechnology and biopharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific, and medical personnel. We are highly dependent on our management, scientific and medical personnel, including W. Marc Hertz, our President and Chief Executive Officer, Leanne Kelly, our Chief Financial Officer, Vipin Kumar Chaturvedi, our Chief Scientific Officer and Albert Agro, our Chief Medical Officer. The loss of the services of any of our executive officers, other key employees and other scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and harm our business.
We conduct our operations at our facility in La Jolla, California. This region is headquarters to many other biotechnology companies, biopharmaceutical companies, and research institutions. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all.
To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided equity awards that vest over time. The value to employees of equity awards that vest over time may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Our key employees are at-will employees, which means that any of our employees could leave our employment at any time, with or without notice. There is no guarantee that any “key person” insurance policy we have or may enter into would adequately compensate us for the loss of any key employee. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior scientific and medical personnel.
We may be unable to adequately protect our information systems from cyberattacks, which could result in the disclosure of confidential or proprietary information, including personal data, damage our reputation, and subject us to significant financial and legal exposure.
Our internal computer systems and those of any future collaborators and other contractors or consultants are vulnerable to damage from computer viruses, phishing or other unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could result in a disruption of our development programs and our business operations, financial loss, a loss of our trade secrets or other proprietary information and damage to our reputation and otherwise negatively impact us. For example, the loss of clinical trial data from future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed.
We rely on information technology systems that we or our third-party providers operate to process, transmit and store electronic information in our day-to-day operations. In connection with our product discovery efforts, we may collect and use a variety of personal data, such as names, mailing addresses, email addresses, phone numbers and clinical trial information. A successful cyberattack could result in the theft or destruction of intellectual property, data, or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyberattacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyberattacks could include wrongful conduct by hostile foreign governments, industrial espionage, wire fraud and other forms of cyber fraud, the deployment of harmful malware, denial of service, social engineering fraud or other means to threaten data security, confidentiality, integrity and availability. A successful cyberattack could cause serious negative consequences for us, including, without limitation, the disruption of operations, the misappropriation of confidential business information, including financial information, trade secrets, financial loss and the disclosure of corporate strategic plans. Although we devote resources to protect our information systems, we realize that cyberattacks are a threat, and there can be no assurance that our efforts will prevent information security breaches that would result in business, legal, financial or reputational harm to us, or would have a material adverse effect on our results of operations and financial condition. Any failure to prevent or mitigate security breaches or improper access to, use of, or disclosure of our clinical data or patients’ personal data could result in significant liability under state (e.g., state breach notification laws), federal (e.g., the Health Insurance Portability and Accountability Act of 1966, as amended by the Health Information Technology for Economic and Clinical Health), and international (e.g., the General Data Protection Regulation (“GDPR”)) law and may cause a material adverse impact to our reputation, affect our ability to conduct new studies and potentially disrupt our business.
We rely on our third-party providers to implement effective security measures and identify and correct for any such failures, deficiencies or breaches. If we or our third-party providers fail to maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to our information technology systems, we or our third-party providers could have difficulty preventing, detecting and controlling such cyberattacks, and any such attacks could result in the losses described above as well as disputes with physicians, patients and our partners, regulatory sanctions or penalties, increases in operating expenses, expenses or lost revenues or other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects and cash flows. Any failure by such third parties to prevent or mitigate security breaches or improper access to or disclosure of such information could have similarly adverse consequences for us. If we are unable to prevent or mitigate the impact of such security or data privacy breaches, we could be exposed to litigation and governmental investigations, which could lead to a potential disruption to our business. By way of example, the California Consumer Privacy Act (“CCPA”), which went into effect on January 1, 2020, creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and in other states. By way of example regarding foreign laws and regulations with respect to data privacy and security, the GDPR went into effect in the EU in May 2018 and introduces strict requirements for processing the personal data of European Union data subjects. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater.
Our current operations are concentrated in one location, and we or the third parties upon whom we depend may be adversely affected by earthquakes or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster, including earthquakes, outbreak of disease or other natural disasters.
Our current operations are located in our facilities in La Jolla, California. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics, power shortage, telecommunication failure or other natural or man-made accidents or incidents that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party contract manufacturers, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Some of these natural events may be exacerbated by climate change. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or interruption of our business operations. Earthquakes or other natural disasters could further disrupt our operations and have a material and adverse effect on our business, financial condition, results of operations and prospects. In addition, global climate change could result in certain types of natural disasters occurring more frequently or with more intense effects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research facilities or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time.
The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, could have a material adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure you that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities, or the manufacturing facilities of our third-party contract manufacturers, are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed.
If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.
We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the rules and regulations of Nasdaq. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in its Annual Report on Form 10-K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. This will require that we incur substantial professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. We may experience difficulty in meeting these reporting requirements in a timely manner.
We may discover weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of its financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.
If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If that were to happen, the market price of our common stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC, or other regulatory authorities.
RISKS RELATED TO OUR COMMON STOCK
Our stock price may be highly volatile following the Merger.
The market price of shares of our common stock following the Merger could be subject to significant fluctuations. Market prices for securities of biotechnology and other life sciences companies historically have been particularly volatile subject even to large daily price swings. Some of the factors that may cause the market price of shares of our common stock to fluctuate include, but are not limited to:
•our ability to obtain timely regulatory approvals for future product candidates, and delays or failures to obtain such approvals;
•failure of product candidates, if approved, to achieve commercial success;
•issues in manufacturing future product candidates;

•the results of current and any future clinical trials;
•the entry into, or termination of, or breach by partners of key agreements, including key commercial partner agreements;
•the initiation of, material developments in, or conclusion of any litigation to enforce or defend any intellectual property rights or defend against the intellectual property rights of others;
•announcements of any dilutive equity financings;
•announcements by commercial partners or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships or capital commitments;
•failure to elicit meaningful stock analyst coverage and downgrades of the company’s stock by analysts; and
•the loss of key employees.
Moreover, the stock markets in general have experienced substantial volatility in the biotech industry that has often been unrelated to the operating performance of individual companies or a certain industry segment. These broad market fluctuations may also adversely affect the trading price of our shares.
In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm the combined company’s profitability and reputation. In addition, such securities litigation often has ensued after a reverse merger or other merger and acquisition activity. Such litigation, if brought, could impact negatively our business.
We expect to take advantage of reduced disclosure and governance requirements applicable to smaller reporting companies, which could result in our common stock being less attractive to investors.
We have a public float of less than $250 million and therefore qualify as a smaller reporting company under the rules of the SEC. As a smaller reporting company, we are able to take advantage of reduced disclosure requirements, such as simplified executive compensation disclosures and reduced financial statement disclosure requirements in our SEC filings. Decreased disclosures in our SEC filings due to our status as a smaller reporting company may make it harder for investors to analyze our results of operations and financial prospects. We cannot predict if investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of the reporting exemptions applicable to a smaller reporting company until we are no longer a smaller reporting company, which status would end once we have a public float greater than $250.0 million. In that event, we could still be a smaller reporting company if our annual revenues were below $100.0 million and we have a public float of less than $700.0 million.
We do not anticipate paying any dividends in the foreseeable future.
The current expectation is that we will retain our future earnings to fund the development and growth of our business. As a result, capital appreciation, if any, of the shares of our common stock will be your sole source of gain, if any, for the foreseeable future.
An active trading market for ours common stock may not develop or be maintained and our stockholders may not be able to resell their shares of common stock for a profit, if at all.
Prior to the Merger, there had been no public market for GRI’s common stock. An active trading market for shares of our common stock may never develop or be maintained. If an active market for our common stock does not develop or is not sustained, it may be difficult for its stockholders to sell their shares at an attractive price or at all.
If equity research analysts do not publish research or reports, or publish unfavorable research or reports, about us, our business, or our market, our stock price and trading volume could decline.
The trading market for our common stock will be influenced by the research and reports that equity research analysts publish about us and our business. Equity research analysts may elect not to provide research coverage of our common stock after the completion of the

Merger, and such lack of research coverage may adversely affect the market price of our common stock. In the event we do have equity research analyst coverage, we will not have any control over the analysts, or the content and opinions included in their reports. The price of the shares of our common stock could decline if one or more equity research analysts downgrade our stock or issue other unfavorable commentary or research. If one or more equity research analysts ceases coverage of the Company or fails to publish reports on us regularly, demand for our common stock could decrease, which in turn could cause our stock price or trading volume to decline.
We will have discretion in the use of proceeds from the Equity Financing and Series T Warrant Exercises and may invest or spend the proceeds in ways with which our stockholders do not agree and in ways that may not increase the value of their investments.
We will have discretion over the use of proceeds from the Equity Financing and the Series T Warrant Exercises. Our stockholders may not agree with the our decisions, and our use of the proceeds may not yield any return on its stockholders’ investments. Our failure to apply the net proceeds of the Equity Financing and the Series T Warrant Exercises effectively could compromise our ability to pursue our growth strategy and we might not be able to yield a significant return, if any, on our investment of these net proceeds. Our stockholders will not have the opportunity to influence our decisions on how to use the net proceeds from the Equity Financing or the Series T Warrant Exercises.
Item 2. Unregistered Sales of Securities.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description	Filed Herewith	Form	Incorporated by Reference File No.	Date Filed

2.1△	Agreement and Plan of Merger, dated as of December 13, 2022, by and among Vallon Pharmaceuticals, Inc., GRI Bio, Inc., and Vallon Merger Sub, Inc.		8-K	001-40034	12/13/2022

2.2	Amendment to Agreement and Plan of Merger, dated as of February 17, 2023, by and among Vallon Pharmaceuticals, Inc., Vallon Merger Sub, Inc., and GRI Bio, Inc.		S-4/A	333-268977	2/24/2023

3.1	Certificate of Incorporation of GRI Bio, Inc., as amended.		8-K	001-40034	4/21/2023

3.2	Amended and Restated Bylaws.		8-K	001-40034	4/21/2023

4.1#	A&R 2018 Equity Incentive Plan.	X

10.1	Form of Indemnification Agreement.		8-K	001-40034	4/21/2023

10.2#	Employment Agreement, by and between GRI Bio, Inc. and Marc Hertz, Ph.D., dated as of February 20, 2023.		S-4/A	333-268977	2/24/2023

10.3#	Employment Agreement, by and between GRI Bio, Inc. and Leanne M. Kelly, dated as of February 20, 2023.		S-4/A	333-268977	2/24/2023

10.4#	Employment Agreement, by and between GRI Bio, Inc. and Vipin Kumar Chaturvedi dated as of February 20, 2023.		S-4/A	333-268977	2/24/2023

10.5#	Consulting Agreement, by and between GRI Bio, Inc. and Albert Agro, M.D., dated as of January 9, 2023.		8-K	001-40034	4/21/2023

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	iXBRL Instance Document

101.SCH	iXBRL Taxonomy Extension Schema Document

101.CAL	iXBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	iXBRL Taxonomy Extension Definition Linkbase Document

101.LAB	iXBRL Taxonomy Extension Label Linkbase Document

101.PRE	iXBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________________________
Unless otherwise indicated, exhibits are filed herewith.

#	Indicates a management contract or any compensatory plan, contract or arrangement.

△	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Company undertakes to furnish supplemental copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission.

*	This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, except to the extent specifically incorporated by reference into such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRI BIO, INC.

Date: May 15, 2023	By:	/s/ Leanne M. Kelly
Name: Leanne M. Kelly
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)