Form 10-Q
period 2023-06-30
GRI BIO, Inc.
filed 2023-08-14
CIK 1824293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
June 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of August 6, 2023, 2,956,354 shares of the Registrant’s common stock were outstanding.

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
GRI Bio, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$4,799	$9
Prepaid expenses and other current assets	793	303
Total current assets	5,592	312
Property and equipment, net	9	4
Operating lease right-of-use assets	41	67
Total assets	$5,642	$383

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$307	$1,294
Accrued expenses	1,193	36
Advances from employees	—	5
Warrant liability	63	—
Bridge promissory note, net	—	602
Operating lease liabilities, current	41	57
Total current liabilities	1,604	1,994
Operating lease liabilities, non-current	—	14
Total liabilities	1,604	2,008

Commitments and contingencies (Note 11)

Stockholders' equity (deficit):
Common stock, 0.0001 par value; 250,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 2,956,354 and 999,748 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in-capital	31,430	16,871
Accumulated deficit	(27,392)	(18,496)
Total stockholders’ equity (deficit)	4,038	(1,625)
Total liabilities and stockholders' equity (deficit)	$5,642	$383
See accompanying notes to unaudited interim consolidated financial statements.

GRI Bio, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Operating expenses:
Research and development	$880	$59	$997	$119
General and administrative	5,054	130	5,926	268
Total operating expenses	5,934	189	6,923	387
Loss from operations	(5,934)	(189)	(6,923)	(387)
Change in fair value of warrant liability	122	—	122	—
Interest expense, net	(934)	(106)	(2,095)	(210)
Net loss	$(6,746)	$(295)	$(8,896)	$(597)
Net loss per share of common stock, basic and diluted	$(2.79)	$(0.35)	$(5.23)	$(0.70)
Weighted-average common shares outstanding, basic and diluted	2,417,785	851,419	1,701,864	851,419
See accompanying notes to unaudited interim consolidated financial statements.

GRI Bio, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(in thousands, except shares)
(Unaudited)

	Redeemable Convertible Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance, December 31, 2021	7,816	$124	851,419	$—	$10,430	$(15,278)	$(4,848)
Net loss	—	—	—	—	—	(302)	(302)
Balance, March 31, 2022	7,816	$124	851,419	$—	$10,430	$(15,580)	$(5,150)
Net loss	—	—	—	—	—	(295)	(295)
Balance, June 30, 2022	7,816	$124	851,419	$—	$10,430	$(15,875)	$(5,445)

	Redeemable Convertible Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2022	—	$—	999,748	$—	$16,871	$(18,496)	$(1,625)
Stock-based compensation	—	—	—	—	13	—	13
Restricted stock vesting	—	—	467	—	—	—	—
Warrant issuance	—	—	—	—	532	—	532
Net loss	—	—	—	—	—	(2,150)	(2,150)
Balance, March 31, 2023	—	$—	1,000,215	$—	$17,416	$(20,646)	$(3,230)
Stock-based compensation	—	—	—	—	13	—	13
Restricted stock vesting	—	—	164,038	—	—	—	—
Warrant exercise	—	—	43,682	—	12	—	12
Issuance of common stock in pre-closing financing	—	—	1,214,912	—	11,721		11,721
Issuance of common stock for settlement of bridge note	—	—	54,298	—	3,333		3,333
Issuance of common stock for reverse recapitalization expenses	—	—	30,542	—	1,875		1,875
Issuance of common stock to Vallon stockholders in reverse recapitalization	—	—	448,667	—	(2,940)		(2,940)
Net loss	—	—				(6,746)	(6,746)
Balance, June 30, 2023	—	$—	2,956,354	$—	$31,430	$(27,392)	$4,038
See accompanying notes to unaudited interim consolidated financial statements.

GRI Bio, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Operating activities:
Net loss	$(8,896)	$(597)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	2	1
Amortization of debt discounts and issuance costs	2,104	—
Stock-based compensation expense	26	—
Change in fair value of warrant liability	63	—
Reduction in operating right of use assets	26	23
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(750)	(8)
Accounts payable	4,179	79
Accrued expenses	1,157	409
Operating lease liabilities	(30)	(23)
Cash used in operating activities	(2,119)	(116)

Investing activities:
Purchase of property and equipment	(8)	—
Cash used in investing activities	(8)	—

Financing activities:
Advances from employees	190	35
Repayment of advances from employees	(195)	—
Proceeds from issuance of common stock in pre-closing financing	12,250	—
Proceeds from issuance of bridge promissory note	1,250	—
Proceeds from warrant exercise	12	—
Net liabilities assumed in connection with reverse recapitalization	(2,939)	—
Payment of reverse recapitalization costs	(2,984)	—
Payment of deferred stock issuance costs	(517)	—
Payment of debt issuance costs	(150)	—
Cash provided by financing activities	6,917	35

Net increase (decrease) in cash and cash equivalents	4,790	(81)
Cash and cash equivalents at beginning of period	9	90
Cash and cash equivalents at end of period	$4,799	$9

Supplemental disclosure of non-cash financing activities:
Issuance of stock for repayment of bridge promissory note	$3,333	$—
Recognition of debt discount and additional paid-in-capital for issuance of warrants in connection with the issuance of promissory notes	$532	$—
Issuance of stock for payment of reverse recapitalization costs	$1,875	$—
Issuance of warrants for payment of stock issuance costs	$18
Merger costs included in accounts payable	$72	$—
See accompanying notes to unaudited interim consolidated financial statements.

GRI Bio, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)
1.    ORGANIZATION AND DESCRIPTION OF BUSINESS
GRI Bio, Inc. (GRI or the Company), based in La Jolla, CA, was incorporated in Delaware in May 2009, which is the date of inception.
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
Reverse Merger with Vallon Pharmaceuticals, Inc.
On April 21, 2023, the Company (formerly Vallon Pharmaceuticals, Inc.(Vallon)) consummated a merger with GRI Bio Operations, Inc. (formerly GRI Bio, Inc.) (Private GRI) pursuant to an Agreement and Plan of Merger, as amended (the Merger Agreement), by and among the Company, Private GRI and Vallon Merger Sub, Inc. (Merger Sub), a Delaware corporation and wholly-owned subsidiary of the Company (Note 4). The Merger Agreement provided for the merger of Merger Sub with and into Private GRI, with Private GRI surviving the merger as a wholly-owned subsidiary of the Company (the Merger). In connection with the closing of the Merger (the Closing), the Company amended its certificate of incorporation and bylaws to change its name from “Vallon Pharmaceuticals, Inc.” to “GRI Bio, Inc.” In addition, prior to the effective time of the Merger (the Effective Time), the Company effected a reverse stock split of the Company’s common stock at a ratio of 1 for 30 (the Reverse Stock Split). At the Effective Time, each share of Private GRI’s common stock outstanding immediately prior to the Effective Time automatically converted solely into the right to receive a number of shares of the Company's common stock equal to 0.0374 (the Exchange Ratio).

Except as otherwise indicated or as the context requires, references herein to “GRI Bio,” the “Company,” or the “Combined Company,” refer to GRI Bio, Inc. on a post-Merger basis, and references to “Private GRI” refer to the business of GRI Bio, Inc. prior to the completion of the Merger. References to “Vallon” refer to Vallon Pharmaceuticals, Inc. prior to the completion of the Merger.
Basis of Presentation
As discussed in Note 4, the Merger was accounted for as reverse recapitalization under which the historical financial statements of the Company prior to the Merger are the historical financial statements of the accounting acquirer, Private GRI. All common stock, per share and related information presented in the consolidated financial statements and notes prior to the Merger has been retroactively adjusted to reflect the Exchange Ratio and Reverse Stock Split for all periods presented, to the extent applicable.
2.    LIQUIDITY
These financial statements have been prepared on the basis that the Company is a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any significant revenues from operations since inception and does not expect to do so in the foreseeable future. The Company has incurred operating losses since its inception in 2009 and as a result has incurred $27,392 in accumulated deficit through June 30, 2023. The Company has financed its working capital requirements to date through the issuance of equity and debt securities. As of June 30, 2023, the Company had cash of approximately $4,799.

In connection with signing the Merger Agreement, Vallon, Private GRI and the Investor entered the Equity SPA pursuant to which the Investor agreed to invest $12,250 in cash and cancel any outstanding principal and accrued interest on the Bridge Notes in return for the issuance of shares of Private GRI common stock immediately prior to the consummation of the Merger. Pursuant to the Equity SPA, immediately prior to the Closing, Private GRI issued 6,787,219 shares of Private GRI common stock (the Initial Shares) to the Investor and 27,148,877 shares of Private GRI common stock (the Additional Shares) into escrow with an escrow agent for net proceeds of $11,704, after deducting offering expenses of $546.
At the closing, pursuant to the Merger, the Initial Shares converted into an aggregate of 253,842 shares of the Company’s common stock and the Additional Shares converted into an aggregate of 1,015,368 shares of the Company’s common stock. On May 8, 2023, in accordance with the terms of the Equity SPA, the Company and the Investor authorized the escrow agent to, subject to beneficial ownership limitations, disburse to the Investor all of the shares of the Company’s common stock issued in exchange for the Additional Shares.
Based on the Company’s current operating plan, the Company believes that its existing cash and cash equivalents, which include the proceeds from the Equity SPA, will be sufficient to fund its operating expenses and capital expenditure requirements for twelve months from the date of the Merger (Note 4), not including the exercise of the Series T Warrants (the Series T Warrant Exercises).
The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital to fund its business activities, including its research and development program. The Company intends to raise capital through additional issuances of common stock and/or short-term or long-term notes, but there can be no assurances any such financing will be available when needed or that the Company’s research and development efforts will be successful. If the Company is not able to obtain additional financing on acceptable terms and in the amounts necessary to fully fund its future operating requirements, it may be forced to reduce or discontinue its operations entirely. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.
3.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial periods and pursuant to the rules of the Securities and Exchange Commission (the SEC). Any reference in the accompanying unaudited interim financial statements to “authoritative guidance” is meant to refer to GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Updates (ASU) of the Financial Accounting Standards Board (FASB). The December 31, 2022 balance sheet was derived from the Company’s audited financial statements.
In the opinion of management, the unaudited interim financial statements furnished herein include all normal and recurring adjustments considered necessary to present fairly the Company’s financial position as of June 30, 2023, and the results of operations and stockholders’ deficit for the three and six months ended June 30, 2023 and 2022 and cash flows for the three and six months ended June 30, 2023 and 2022. Results of operations for the three and six months ended June 30, 2023, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2023. The unaudited interim financial statements, presented herein, do not contain the required disclosures under GAAP for annual financial statements. The accompanying unaudited interim financial statements should be read in conjunction with the annual audited financial statements and related notes as of and for the year ended December 31, 2022, which are included as Exhibit 99.2 of Amendment No. 2 to the Current Report on Form 8-K filed with the SEC on July 6, 2023.
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
Cash and Cash Equivalents
Cash equivalents are highly-liquid investments that are readily convertible into cash with original maturities of three months or less when purchased and as of June 30, 2023 and December 31, 2022 included investments in money market funds. The Company maintains its cash and cash equivalent balances at domestic financial institutions. Bank deposits with US banks are insured up to $250 by the Federal Deposits Insurance Corporation. The Company had an uninsured cash balances of $4,302 at June 30, 2023. The Company’s cash balance as of December 31, 2022 was fully insured.
Fair Value Measurements
Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase consistency and comparability in fair value measurements and related disclosures, ASC 820, Fair Value Measurement, (ASC 820) establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The three levels of fair value hierarchy defined by ASC 820 are described below:
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
As of June 30, 2023, the Company’s financial instruments included cash, cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses and certain liability classified warrants. The carrying amounts reported in the balance sheets for cash, cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair value based on the short-term maturity of these instruments. The Company recognizes transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. At June 30, 2023, there were no financial assets or liabilities measured at fair value on a recurring basis other than the liability classified warrants.
In May 2022, Vallon issued warrants in connection with a securities purchase agreement. Vallon evaluated the warrants in accordance with ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity (ASC 815-40), and concluded that a provision in the warrants related to the reduction of the exercise price in certain circumstances precludes the warrants from being accounted for as components of equity. As a result, the warrants are recorded as a liability on the balance sheet. Vallon recorded the fair value of the warrants upon issuance using a Black-Scholes valuation model.
The Company is required to revalue the warrants at each reporting date with any changes in fair value recorded in its statement of operations. The valuation of the warrants is considered under Level 3 of the fair value hierarchy due to the need to use assumptions in the valuation that are both significant to the fair value measurement and unobservable. The change in the fair value of the Level 3 warrants liabilities is reflected in the statement of operations for the six months ended June 30, 2023.
Deferred Stock Issuance Costs
Deferred stock issuance costs represent incremental legal costs incurred that are directly attributable to proposed offerings of securities. The costs are charged against the gross proceeds of the respective offering upon closing.
Debt Discounts
The relative fair values of warrants and common shares issued and call option rights assigned in connection with principal advances under promissory notes, the increases in fair values of embedded conversion options in connection with convertible promissory note modifications, and the intrinsic values of non-contingent beneficial conversion features were recorded as debt discounts that are amortized as additional interest expense over the estimated terms of the notes using the effective interest method.
Debt Issuance Costs
Debt issuance costs represent incremental legal costs and other costs incurred that are directly attributable to issuing debt. The costs are included as a direct reduction of the carrying amount of the respective liability and are amortized as additional interest expense over the estimated term of the debt using the effective interest method.
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
Net Loss Per Common Share
Basic and diluted net loss per common share are calculated by dividing the net loss by the applicable weighted-average number of common shares outstanding during the period. As the Company had a net loss in each of the three and six months ended June 30, 2023 and 2022, diluted net loss per common share is the same as basic net loss per common share for the period because the effects of potentially dilutive securities are antidilutive.
Common stock equivalents excluded from the diluted net loss per common share calculations are as follows:

	June 30,
	2023	2022
Stock options	100,459	89,472
Warrants	3,688,449	10,067
Restricted stock with repurchase rights	164,038	164,038
Stock subject to put right	—	7,816
Convertible promissory note	—	143,544
	3,952,946	414,937
Recent Accounting Pronouncements
The Company considered the applicability and impact of all ASUs issued during the quarter ended June 30, 2023 and each was determined to be either not applicable or expected to have minimal impact on these financial statements.

4.    MERGER WITH VALLON
On April 21, 2023, pursuant to the Merger Agreement, Merger Sub was merged with and into Private GRI, with Private GRI surviving the Merger as a wholly owned subsidiary of the Company. In connection with the Closing, the Company amended its certificate of incorporation and bylaws to change its name from “Vallon Pharmaceuticals, Inc.” to “GRI Bio, Inc.”
At the Effective Time:
(a)Each share of Private GRI’s common stock outstanding immediately prior to the Effective Time, including any shares of Private GRI’s common stock issued pursuant to the Equity SPA automatically converted solely into the right to receive a number of shares of the Company’s common stock equal to the Exchange Ratio.
(b)Each option to purchase shares of Private GRI’s common stock (each, a GRI Option) outstanding and unexercised immediately prior to the Effective Time under the GRI Bio, Inc. 2015 Equity Incentive Plan (the GRI Plan), whether or not vested, converted into and became an option to purchase shares of the Company’s common stock, and the Company assumed the GRI Plan and each such GRI Option in accordance with the terms of the GRI Plan (the Assumed Options). The number of shares of he Company’s common stock subject to each Assumed Option was determined by multiplying (i) the number of shares of Private GRI’s common stock that were subject to such GRI Option, as in effect immediately prior to the Effective Time, by (ii) the Exchange Ratio, and rounding the resulting number down to the nearest whole number of shares of he Company’s common stock. The per share exercise price for the he Company’s common stock issuable upon exercise of each Assumed Option was determined by dividing (A) the per share exercise price of such Assumed Option, as in effect immediately prior to the Effective Time, by (B) the Exchange Ratio and rounding the resulting per share exercise price up to the nearest whole cent. Any restriction on the exercise of any Assumed Option continued in full force and effect and the term, exercisability, vesting schedule, and any other provisions of such Assumed Option otherwise remained unchanged.
(c)Each warrant to purchase shares of Private GRI’s common stock outstanding immediately prior to the Effective Time other than the Bridge Warrants (as defined below) (the GRI Warrants), was assumed by the Company and converted into a warrant to purchase shares of the Company’s common stock (the Assumed Warrants) and thereafter (i) each Assumed Warrant became exercisable solely for shares of the Company’s common stock; (ii) the number of shares of the Company’s common stock subject to each Assumed Warrant was determined by multiplying (A) the number of shares of Private GRI’s common stock that were subject to such GRI Warrant, as in effect immediately prior to the Effective Time, by (B) the Exchange Ratio, and rounding the resulting number down to the nearest whole number of shares of the Company’s common stock; (iii) the per share exercise price for shares of the Company’s common stock issuable upon exercise of each Assumed Warrant was determined by dividing (A) the exercise price per share of Private GRI’s common stock subject to such GRI Warrant, as in effect immediately prior to the Effective Time, by (B) the Exchange Ratio, and rounding the resulting exercise price up to the nearest whole cent.
(d)The Bridge Warrants (Note 8) were exchanged for warrants (the Exchange Warrants) to purchase an aggregate of 421,589 shares of the Company’s common stock. The Exchange Warrants contain substantively similar terms to the Bridge Warrants, and have an initial exercise price equal to $14.73 per share.
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
The Merger is accounted for as a reverse recapitalization under U.S. GAAP because the primary assets of Vallon were cash and cash equivalents. For accounting purposes, GRI has been determined to be the accounting acquirer based upon the terms of the Merger and other factors including: (i) the equity holders of Private GRI immediately prior to the Merger owned, or held rights to acquire, in the aggregate approximately 85% of the outstanding shares of the Company’s common stock and the Company’s stockholders immediately prior to the Merger owned approximately 15% of the outstanding shares of the Company’s common stock (ii) Private GRI holds the majority (4 out of 5) of board seats of the combined company, and (iii) Private GRI’s management holds the majority of key positions in the management of the combined company. Immediately after the Merger, there were 2,956,354 shares of the Company’s common stock outstanding.
The following table shows the net liabilities assumed in the Merger:

April 21, 2023
Cash and cash equivalents	$941
Prepaid and other assets	310
Accounts payable and accrued expenses	(4,190)
Total net liabilities assumed	(2,939)
Plus: Transaction costs	(2,984)
Total net liabilities assumed plus transaction costs	$(5,923)
In addition to the transactions costs noted above, at the Effective Time, 30,542 shares of the Company’s common stock were issued to Private GRI’s financial advisor for services related to the Merger.
5.    FAIR VALUE MEASUREMENTS
The Company applies the guidance in ASC 820 to account for financial assets and liabilities measured on a recurring basis. Fair value is measured as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability.
The Company uses a fair value hierarchy, which distinguishes between assumptions based on market data (observable inputs) and an entity's own assumptions (unobservable inputs). The guidance requires that fair value measurements be classified and disclosed in one of the following 3 categories:
Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liabilities; and
Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).
Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each reporting period. There were no transfers between Level 1, 2 and 3 during the six months ended June 30, 2023.
The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2023:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant liability	$—	$—	$63
Total liabilities	$—	$—	$63

The following table presents the changes is the fair value of the Level 3 liability:

Warrant Liability
Fair value as of December 31, 2022	$185
Change in valuation	(122)
Fair value as of June 30, 2023	$63

The Black-Scholes valuation model was used to estimate the fair value of the warrants with the following weighted-average assumptions:

	June 30, 2023	December 31, 2022
Volatility	167.1%	139.9%
Expected term in years	2.5	2.5
Dividend rate	0.0%	0.0%
Risk-free interest rate	4.68%	4.32%
6.    PROPERTY AND EQUIPMENT

	June 30, 2023	December 31, 2022
Computer equipment	$21	$13
Furniture and fixtures	12	13
	33	26
Accumulated depreciation	(24)	(22)
	$9	$4
Depreciation expense related to property and equipment was $2 and $1 for the six months ended June 30, 2023 and 2022, respectively.
7.    ACCRUED EXPENSES
Accrued expenses consist of the following:

	June 30, 2023	December 31, 2022
Research and development	$143	$—
General and administrative	188	—
Payroll and related	862	36
Total accrued expenses	$1,193	$36
8.    PROMISSORY NOTES
Bridge Financing
In connection with signing the Merger Agreement, Private GRI entered into a Securities Purchase Agreement, dated as of December 13, 2022 (Bridge SPA), with Altium Growth Fund, LP (the Investor), pursuant to which Private GRI issued senior secured promissory notes (Bridge Notes) in the aggregate principal amount of $3,333, in exchange for an aggregate purchase price of $2,500.
The Bridge Notes were issued in two closings: (i) the first closing for $1,667 in aggregate principal amount (in exchange for an aggregate purchase price of $1,250) closed on December 14, 2022; and (ii) the second closing for $1,667 in aggregate principal amount (in exchange for an aggregate purchase price of $1,250) closed on March 9, 2023. The Bridge Notes were secured by a lien on all of the Company’s assets.

In addition, upon the funding of each tranche, the Investor received warrants to purchase an aggregate of 1,252,490 shares of the Company’s common stock (the Bridge Warrants). The Bridge Warrants had an exercise price of $1.33 per share, were exercisable at any time on or after the applicable issuance date and had a term of 60 months from the date all shares underlying the Bridge Warrants were freely tradable.
The $1,250 of proceeds from the first closing were allocated to the Bridge Notes and Bridge Warrants based on their relative fair values as of the commitment date, resulting in an allocation of $679 and $571, respectively. The $1,250 of proceeds from the second closing were allocated to the Bridge Notes and Bridge Warrants based on their relative fair values as of the commitment date, resulting in an allocation of $718 and $532, respectively.
In addition to the Bridge SPA, and also in connection with signing the Merger Agreement, Vallon, Private GRI and the Investor entered into the Equity SPA (Note 9) pursuant to which the Investor agreed to invest $12,250 in cash and cancel any outstanding principal and accrued interest on the Bridge Notes in return for the issuance of shares of Private GRI’s common stock immediately prior to the consummation of the Merger.
On April 21, 2023, the Company completed the Merger and the outstanding principal and accrued interest on the Bridge Notes was cancelled and the Bridge Warrants were exchanged for the Exchange Warrants. The Exchange Warrants contain substantively similar terms to the Bridge Warrants, and have an initial exercise price equal to $14.73 per share subject to adjustments for splits and recapitalization events.
The Bridge Notes were accounted for as share-settled debt under the accounting guidance in ASC 835-30 and, as such, the initial net carrying amounts were accreted to the redemption amounts using the effective interest method. The Company incurred debt issuance costs of $205 during the year ended December 31, 2022 and $90 during the six months ended June 30, 2023 related to its issuance of debt under the Bridge SPA. Unamortized debt discounts and debt issuance costs totaled $1,065 as of December 31, 2022. Interest expense stemming from amortization of debt discounts and issuance costs was $1,161 and $2,104 for the three and six months ended June 30, 2023, respectively.
TEP Note
In November 2018, Private GRI and TEP Biotech, LLC (TEP) entered into a convertible note and warrant purchase agreement pursuant to which TEP agreed to fund up to $5,000 to Private GRI in exchange for a convertible promissory note (the TEP Note) and a warrant to purchase up to 25,245 shares of Private GRI’s common stock at an exercise price of $0.27 per share. The TEP Note was secured by Private GRI’s assets and accrued simple interest on the outstanding principal balance at a rate of 12% per annum. The total outstanding principal and accrued interest balance was initially due on the earlier of Private GRI’s next financing, as defined, and May 2, 2020. The initial $2,500 tranche under the TEP Note was funded upon execution of the agreement in November 2018.
In December 2019, Private GRI and TEP amended the TEP Note. In lieu of TEP funding the second $2,500 tranche, TEP made a first additional advance of $500 to Private GRI in exchange for a convertible promissory note, a warrant to purchase up to 17,269 shares of Private GRI’s common stock at an exercise price of $0.27 per share, and the assignment of Private GRI’s rights under a certain call option agreement. The call option agreement, which was entered into in 2015, provided Private GRI with the right to repurchase up to 39,720 shares of Private GRI’s common stock held by the counterparty for $26.74 per share at any time before April 1, 2025.
In July 2020, the TEP Note maturity date was extended to August 31, 2020, and in March 2021, TEP agreed to forbear on its available right to exercise remedies on account of Private GRI’s failure to pay the past due principal and accrued interest balance until October 31, 2021.
In May 2021, Private GRI and TEP amended the TEP Note, and TEP agreed to make a second additional advance of $500 to Private GRI in exchange for a convertible promissory note with separate, modified conversion options.
In July 2022, Private GRI and TEP further amended the TEP Note, and TEP agreed to make a third additional advance of $125 to Private GRI in exchange for a convertible promissory note and a warrant to purchase up to 1,169 shares of Private GRI’s common stock at an exercise price of $0.27 per share.
In October 2022, Private GRI and TEP entered into a conversion agreement pursuant to which, effective upon the full execution of the Merger Agreement (Note 4), $3,500 of outstanding principal under the TEP Note together with $650 of related accrued interest was to automatically convert into 155,210 shares of Private GRI’s common stock at a conversion price of $26.74 per share. Further, upon the closing of the first tranche of the Bridge Notes, Private GRI was to repay, in cash, the $125 third additional advance under the TEP Note along with the $15 of related accrued interest. Upon issuance of the 155,210 conversion shares and payment of the $140 principal and accrued interest balance, Private GRI would fully satisfy all of its obligations under the TEP Note.
In December 2022, upon the full execution of the Merger Agreement and the closing of the first tranche of the Bridge Notes Private GRI issued the 155,210 conversion shares and paid the $140 principal and accrued interest balance as per the terms of the conversion agreement. The share numbers and exercise or conversion prices in this section of Note 8 entitled “TEP Note” reflect the Exchange Ratio retroactively.
As part of the conversion, the $4,150 of converted principal and accrued interest, along with $863 of related forfeited accrued interest through the conversion date, were credited to stockholders’ deficit. Interest expense recognized on the TEP Note was $107 and $210 for the three and six months ended June 30, 2022.
9.    STOCKHOLDERS’ EQUITY
Common Stock
In connection with signing the Merger Agreement, Vallon, Private GRI and the Investor entered the Equity SPA pursuant to which the Investor agreed to invest $12,250 in cash and cancel any outstanding principal and accrued interest on the Bridge Notes in return for the issuance of shares of Private GRI’s common stock immediately prior to the consummation of the Merger. Pursuant to the Equity SPA, immediately prior to the Closing, Private GRI issued 6,787,219 shares of Private GRI’s common stock (the Initial Shares) to the Investor and 27,148,877 shares of Private GRI’s common stock (the Additional Shares) into escrow with an escrow agent for net proceeds of $11,704, after deducting offering expenses of $546.
At the closing, pursuant to the Merger, the Initial Shares converted into an aggregate of 253,842 shares of the Company’s common stock and the Additional Shares converted into an aggregate of 1,015,368 shares of the Company’s common stock. On May 8, 2023, in accordance with the terms of the Equity SPA, the Company and the Investor authorized the escrow agent to, subject to beneficial ownership limitations, disburse to the Investor all of the shares of the Company’s common stock issued in exchange for the Additional Shares.
Redeemable Common Stock
In November 2018, Private GRI entered into an agreement with a stockholder pursuant to which the stockholder had the right to require Private GRI to purchase all or a portion of 7,816 shares of Private GRI’s common stock held by the stockholder for $15.88 per share (the Put Right). The Put Right was exercisable (i) for a period commencing thirty days prior to the day Private GRI completed an equity or debt financing and ending fifteen business days thereafter, or (ii) at any time following a breach of the agreement by Private GRI.
Management assessed the Put Right and determined that (i) it was not freestanding and, therefore, was not required to be classified as a liability and (ii) it could be exercised by the stockholder at any time, which was not within Private GRI’s control. Therefore, the common shares subject to the Put Right were classified in mezzanine equity. In December 2022, the stockholder exercised the Put Right and Private GRI redeemed the 7,816 shares of Private GRI’s common stock for $124 ($15.88 per share). The redeemed shares were retired by Private GRI. The share numbers and exercise or conversion prices in this section of Note 9 entitled “Redeemable Common Stock” reflect the Exchange Ratio retroactively.
Common Stock Warrants
Pursuant to the Equity SPA, on May 8, 2023, the Company issued to the Investor (i) Series A-1 Warrants to purchase 1,269,210 shares of the Company’s common stock at an exercise price of $13.51, (ii) Series A-2 Warrants to purchase 1,142,289 shares of the Company’s common stock at an exercise price of $14.74 , and (iii) Series T Warrants to purchase (x) 814,467 shares of the Company’s common stock at an exercise price of $12.28 and (y) upon exercise of the Series T Warrants, 814,467 additional Series

A-1 Warrants and Series A-2 Warrants, each to purchase 814,467 shares of the Company’s common stock at an exercise price of $13.51 and $14.74, respectively (collectively, the Equity Warrants).
The Series A-1 Warrants have a term of 60 months from the date all shares underlying the Series A-1 Warrants are freely tradable. The A-2 warrants have a 2-year term and expire in June 2025. Series T Warrants have a term of 24 months from the date all shares underlying Series T Warrants are freely tradable. The Company may force the exercise of the Series T Warrants subject to the satisfaction of certain equity conditions. The Equity Warrants include certain contingent cashless exercise features and contain certain other rights with regard to asset distributions and fundamental transactions. The exercise price of the Series A-1 Warrants is subject to adjustment for certain dilutive issuances, and all of the Equity Warrants are subject to standard antidilution adjustments. All of the Equity Warrants were outstanding as of June 30, 2023. The Equity Warrants were classified as equity and the allocated fair value of $5,675 is included in additional paid in capital.
Pursuant to the Bridge SPA, upon the funding of each tranche of the Bridge Note, the Investor received the Bridge Warrants. The Bridge Warrants had an exercise price of $1.33 per share, were exercisable at any time on or after the applicable issuance date and had a term of 60 months from the date all shares underlying the Bridge Warrants are freely tradable. Upon the completion of the Merger the Bridge Warrants were exchanged for the Exchange Warrants to purchase an aggregate of 421,589 shares of the Company’s common stock. The Exchange Warrants contain substantively similar terms to the Bridge Warrants, and have an initial exercise price equal to $14.73 per share subject to adjustments for splits and recapitalization events. All of the Bridge Warrants were outstanding as of June 30, 2023. The Bridge Warrants were classified as equity and the allocated fair value of $2,860 is included in additional paid in capital.
In connection with the Closing, Private GRI granted its financial advisor warrants (the Advisor Warrants) to purchase shares of Private GRI’s common stock, which, at the Effective Time, became exercisable for an aggregate of 2,402 shares of the Company’s common stock at an exercise price of $61.39 per share. The Advisor Warrants have a five-year term. All of the Advisor Warrants were outstanding as of June 30, 2023. The Advisor Warrants were classified as equity and the fair value of $18 is included in additional paid in capital.
The Black-Scholes option-pricing model was used to estimate the fair value of the Equity Warrants, the Exchange Warrants and the Advisor Warrants with the following weighted-average assumptions:

Volatility	167.6%
Expected term in years	1.69
Dividend rate	0.0%
Risk-free interest rate	4.37%
As of June 30, 2023, the Company had the following warrants outstanding to purchase common stock.

Number of Shares	Exercise Price per Share	Expiration Date
8,629	$34.76	November 2023
1,438	$34.76	December 2023
1,142,289	$14.74	June 2025
3,758	$300.00	February 2026
24,667	$28.15	May 2027
1,168	$0.01	July 2027
2,402	$61.39	April 2028
421,590	$14.73	60 months after registration date
1,269,210	$13.51	60 months after registration date
814,467	$12.28	24 months after registration date

10.    STOCK-BASED COMPENSATION
2015 Equity Incentive Plan
Private GRI adopted the GRI Bio, Inc. 2015 Equity Incentive Plan, as amended (the Private GRI Plan), that provided Private GRI with the ability to grant stock options, restricted stock awards and other equity-based awards to employees, directors, and consultants. Stock options granted under the Private GRI Plan generally had a contractual life of up to 10 years. Upon completion of the Merger, the Company assumed the Private GRI Plan and the outstanding and unexercised options issued thereunder, and ceased granting awards under the Private GRI Plan.
Amended and Restated 2018 Equity Incentive Plan
On April 21, 2023, the stockholders of the Company approved the Amended and Restated GRI Bio, Inc. 2018 Equity Incentive Plan, formerly the Vallon Pharmaceuticals, Inc. 2018 Equity Incentive Plan (the A&R 2018 Plan). The A&R 2018 Plan had previously been approved by the Company’s board of directors, subject to stockholder approval. The A&R 2018 Plan became effective on April 21, 2023, with the stockholders approving the amendment to the A&R 2018 Plan to, among other things, (i) to increase the aggregate number of shares by 168,905 shares to 216,666 shares of the Company’s common stock for issuance as awards under the A&R 2018 Plan, (ii) to extend the term of the A&R 2018 Plan through January 1, 2033, (iii) to prohibit any action that would be treated as a “repricing” of an award without further approval by the stockholders of Company, and (iv) to revise the limits on awards to non-employee directors.
The A&R 2018 Plan provides the Company with the ability to grant stock options, restricted stock and other equity-based awards to employees, directors and consultants. Stock options granted by Vallon generally have a contractual life of up to 10 years. As of June 30, 2023, 100,459 shares of the Company's common stock were authorized to be issued under the A&R 2018 Plan, and 116,207 shares were reserved for future awards under the A&R 2018 Plan.
The Company recorded stock-based compensation related to stock options issued under the A&R 2018 Plan in the following expense categories of its accompanying statements of operations for the three and six months ended June 30, 2023 and 2022:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$—	$—	$—	$—
General and administrative	13	—	26	—
Total	$13	$—	$26	$—
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
The table below represents the activity of stock options granted to employees and non-employees for the six months ended June 30, 2023:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding at December 31, 2022	112,612	$39.77	4.71
Granted	—	—
Exercised	—	—
Forfeited/Cancelled	(12,153)	$130.84
Outstanding at June 30, 2023	100,459	$28.75	4.73
Exercisable at June 30, 2023	100,459	$28.75	4.73
The Black-Scholes option-pricing model was used to estimate the grant date fair value of each stock option grant at the time of grant using the following weighted-average assumptions:

For the Six Months Ended June 30, 2022
Volatility	90.39%
Expected term in years	5.98
Dividend rate	0.00%
Risk-free interest rate	2.00%
Fair value of option on grant date	$3.86
No options were granted during the six months ended June 30, 2023.
As of June 30, 2023, the unrecognized compensation cost related to unvested stock options expected to vest was $280. This unrecognized compensation is expected to be recognized over a weighted-average amortization period of 3.35 years.
11.    COMMITMENTS AND CONTINGENCIES
Employment Agreements
The Company has entered into employment contracts with its officers that provide for severance and continuation of benefits in the event of termination of employment by the Company without cause or by the employee for good reason. In addition, in the event of termination of employment following a change in control, the vesting of certain equity awards may be accelerated.
Separation and Release Agreement
In connection with the resignation of David Baker, the Company’s Former Chief Executive Officer, pursuant to the Merger, the Company and Mr. Baker entered into a Separation and Release Agreement on April 21, 2023 (the Separation Agreement). Pursuant to the terms of the Separation Agreement and his employment agreement, Mr. Baker will receive continuation of his current salary and certain COBRA benefits for 18 months payable in accordance with the Company’s payroll practices. Mr. Baker also received a lump sum payment equal to 150% of his target bonus and agreed to reduce amounts payable with respect to certain future milestone payments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Company’s financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q, the audited financial statements (and notes thereto, management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2022, included in Vallon’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 24, 2023, and Private GRI’s financial statements and related notes which are filed as Exhibit 99.1 of Amendment No. 2 to the Current Report on Form 8-K filed with the SEC on July 6, 2023. Some of the information contained in this discussion and analysis, including information with respect to GRI’s plans and strategy for its business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set out under the section entitled “Risk Factors” which is included in the Quarterly Report on Form 10-Q filed by the Combined Company, GRI’s actual results could differ materially from the results described in or implied by these forward-looking statements.
Except as otherwise indicated, references herein to “GRI Bio,” the “Company,” or the “Combined Company,” refer to GRI Bio, Inc. on a post-Merger basis, and references to “Private GRI” refer to the business of GRI Bio, Inc. prior to the completion of the Merger. References to “Vallon” refer to Vallon Pharmaceuticals, Inc. prior to the completion of the Merger.
Overview
We are a clinical-stage biopharmaceutical company focused on discovering, developing, and commercializing innovative therapies that target serious diseases associated with dysregulated immune responses leading to inflammatory, fibrotic, and autoimmune disorders. Our goal is to be an industry leader in developing therapies to treat these diseases and to improve the lives of patients suffering from such diseases.
Our lead product candidate, GRI-0621, is an oral inhibitor of type 1 Natural Killer T (iNKT) cells. GRI-0621 is also an oral formulation of tazarotene, a synthetic retinoid acid receptor (RAR)-beta and gamma selective agonist, that is approved in the United States for topical treatment of psoriasis and acne. As of March 31, 2023, it has been evaluated in over 1,700 patients as an oral product for up to 52-weeks. We are developing GRI-0621 for the treatment of severe fibrotic lung diseases such as idiopathic pulmonary fibrosis (IPF), a life-threatening progressive fibrotic disease of the lung that affects approximately 140,000 people in the United States, with up to 40,000 new cases per year in the United States and some estimate that IPF affects 3 million globally. While there are currently two approved therapies for the treatment of lung fibrosis, neither has been associated with improvements in overall survival, and both therapies have been associated with significant side effects leading to poor therapeutic adherence. In preliminary data from our trials to date with GRI-0621, and earlier trials with oral tazarotene, we have observed GRI-0621 to be well-tolerated and to inhibit iNKT cell activity in subjects. We and others have shown that activated iNKT are upregulated in IPF, primary sclerosing cholangitis (PSC), non-alcoholic steatohepatitis (NASH), alcoholic liver disease (ALD), Systemic Lupus Erythematosus Disease (SLE), multiple sclerosis (MS), ulcerative colitis (UC) patients as well as other indications. In these patients activated iNKT cells are correlated with more severe disease. We are initiating a Phase 2a trial in 36 IPF patients in the second half of 2023 and expects topline results from this trial to be available in the second half of 2024.
Our product candidate portfolio also includes GRI-0803 and a proprietary library of 500+ compounds. GRI-0803, the lead molecule selected from the library, is a novel oral agonist of type 2 Natural Killer T (type 2 NKT) cells. We are developing GRI-0803 for the treatment of autoimmune disorders, with much of our preclinical work in SLE or lupus and MS. In lupus, the immune system mistakenly attacks its own healthy tissues, especially joints and skin, but can affect almost every organ and tissue of the body. The condition can be fatal, and often causes debilitating bouts of fatigue and pain that prevent nearly half of adult patients from working. Lupus affects between 160,000 - 200,000 patients in the United States, with around 80,000 – 100,000 patients in the United States suffering from kidney nephritis, one of the most serious manifestations of SLE, typically within five years of diagnosis. There is no cure for lupus, but medical interventions and lifestyle changes can help control it. SLE treatment consists primarily of immunosuppressive drugs that inhibit the activity of the immune system. Only two drugs have been approved for lupus in the past 50 years, and new treatment options are sorely needed. Subject to IND clearance, we intend to evaluate GRI-0803 in a Phase 1a and 1b trial initially targeting SLE. We expect to file an IND with respect to this Phase 1a and 1b trial in the first half of 2024. We will continue to evaluate indications to select the best fit for further development of the program, but our initial focus is on lupus.

Merger with Vallon Pharmaceuticals, Inc.
On April 21, 2023, the Company (formerly Vallon Pharmaceuticals, Inc.) consummated a merger with GRI Bio Operations, Inc. (formerly GRI Bio, Inc.) (Private GRI) pursuant to an Agreement and Plan of Merger, as amended (the Merger Agreement), by and among the Company, Private GRI and Vallon Merger Sub, Inc. (Merger Sub), a Delaware corporation and wholly-owned subsidiary of the Company. The Merger Agreement provided for the merger of Merger Sub with and into Private GRI, with Private GRI continuing as a wholly-owned subsidiary of the Company and the surviving corporation of the merger (the Merger). In connection with the closing of the Merger (the Closing), the Company amended its certificate of incorporation and bylaws to change its name from “Vallon Pharmaceuticals, Inc.” to “GRI Bio, Inc.”
In connection with signing the Merger Agreement, Private GRI entered into a Securities Purchase Agreement, dated as of December 13, 2022 (the Bridge SPA), with Altium Growth Fund, LP (the Investor), pursuant to which Private GRI issued senior secured promissory notes (the Bridge Notes) in the aggregate principal amount of $3.3 million, in exchange for an aggregate purchase price of $2.5 million. The Bridge Notes were issued in two closings: (i) the first closing for $1.67 million in aggregate principal amount (in exchange for an aggregate purchase price of $1.25 million) closed on December 14, 2022; and (ii) the second closing for $1.67 million in aggregate principal amount (in exchange for an aggregate purchase price of $1.25 million) closed on March 9, 2023. In addition, upon the funding of each tranche, the Investor received warrants to purchase an aggregate of 1,252,490 shares of Private GRI’s common stock (the Bridge Warrants).
In addition to the Bridge SPA, and also in connection with signing the Merger Agreement, the Company, Private GRI and the Investor entered into a Securities Purchase Agreement on December 13, 2022 (the Equity SPA) pursuant to which the Investor agreed to invest $12.25 million in cash and cancel any outstanding principal and accrued interest on the Bridge Notes in return for the issuance of shares of Private GRI’s common stock immediately prior to the consummation of the Merger. Pursuant to the Equity SPA, immediately prior to the Closing, Private GRI issued 6,787,219 shares of Private GRI’s common stock (the Initial Shares) to the Investor and 27,148,877 shares of Company common stock (the Additional Shares) into escrow with an escrow agent. At the closing, pursuant to the Merger, the Initial Shares converted into an aggregate of 253,842 shares of the Company’s common stock and the Additional Shares converted into an aggregate of 1,015,368 shares of the Company’s common stock . On May 8, 2023, in accordance with the terms of the Equity SPA, the Company and the Investor authorized the escrow agent to, subject to beneficial ownership limitations, disburse to the Investor all of the shares of the Company’s common stock issued in exchange for the Additional Shares.
Pursuant to the Equity SPA, on May 8, 2023, the Company issued to the Investor (i) Series A-1 Warrants to purchase 1,269,210 shares of the Company’s common stock with an initial exercise price of $13.51 per share, (ii) Series A-2 Warrants to purchase 1,142,289 shares of the Company’s common stock with an initial exercise price of $14.74 per share, and (iii) Series T Warrants to purchase at an exercise price of $12.28 per share (x) 814,467 shares of the Company’s common stock and (y) upon exercise of the Series T Warrants, an additional amount of Series A-1 Warrants and Series A-2 Warrants, each to purchase 814,467 shares of the Company’s common stock (collectively, the Equity Warrants).
Upon the completion of the Merger, the outstanding principal and accrued interest on the Bridge Notes was cancelled and the Bridge Warrants were exchanged for warrants (the Exchange Warrants) to purchase an aggregate of 421,589 shares of the Company’s common stock .
Financial Operations Overview
Research and Development Expenses
Research and development expenses include personnel costs associated with research and development activities, including third party contractors to perform research, conduct clinical trials and manufacture drug supplies and materials.
Our research and development expenses have consisted primarily of costs related to our development program for our lead product candidate GRI-0621. These expenses include:
•employee-related expenses, such as salaries, bonuses and benefits, consultant-related expenses such as consultant fees and bonuses, stock-based compensation, overhead-related expenses and travel-related expenses for our research and development personnel; and

•expenses incurred under agreements with CROs, CMOs and research laboratories in connection with our preclinical development, process development, manufacturing and clinical development activities as well as consultants that support the implementation of our clinical and non-clinical studies.
Although our direct research and development expenses are tracked by product candidate, we do not allocate employee costs and costs associated with our discovery efforts, laboratory supplies and facilities, including other indirect costs, to specific product candidates as these costs are deployed across multiple programs. We expect our research and development expenses to increase over the next several years as we conduct our planned clinical and preclinical activities for our product candidates.
General and Administrative Expenses
General and administrative expenses consist primarily of compensation and consulting related expenses for executives and other administrative personnel, professional fees and other corporate expenses, including legal and accounting fees, travel expenses, facilities-related expenses, and consulting services relating to corporate matters.
We expect our general and administrative expenses will increase substantially as we incur costs associated with being a public company, including expenses related to services associated with maintaining compliance with The Nasdaq Capital Market and SEC requirements, directors’ and officers’ insurance, legal and accounting costs and investor relations costs, as well as an increase in personnel expenses as we hire additional personnel.
Warrant Liability
In May 2022, Vallon issued warrants in connection with a securities purchase agreement. Vallon evaluated the warrants in accordance with ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity (ASC 815-40), and concluded that a provision in the warrants related to the reduction of the exercise price in certain circumstances precludes the warrants from being accounted for as components of equity. As a result, the warrants were measured the fair value upon issuance using a Black-Scholes valuation model and are recorded as a liability on the balance sheet. The fair value of the warrants is measured at each reporting date and changes in fair value are recognized in the consolidated statements of operations in the period of change.
Interest Expense, net
Interest expense consists of amortization of debt discounts, debt issuance costs and interest expense related to the TEP Notes and the Bridge Notes.
Results of Operations
Comparison of the Three Months Ended June 30, 2023 and 2022
The following table summarizes the results of our operations for the periods indicated (in thousands):

	Three Months Ended June 30,
	2023	2022
Operating expenses:
Research and development	$880	$59
General and administrative	5,054	130
Total operating expenses	5,934	189
Loss from operations	(5,934)	(189)
Change in fair value of warrant liability	122	—
Interest expense, net	(934)	(106)
Net loss	$(6,746)	$(295)

Research and Development Expenses
Research and development expenses were $0.9 million and $0.1 million for the three months ended June 30, 2023 and 2022, respectively. The $0.8 million increase in research and development expenses was primarily due to increases of $0.4 million in expenses related to the development program of GRI-0621, $0.2 million in consulting fees and $0.2 million in personnel expenses.
General and Administrative Expenses
General and administrative expenses were $5.1 million and $0.1 million for the three months ended June 30, 2023 and 2022, respectively. The $5.0 million increase was primarily related to increased costs for professional fees, including legal, accounting and investment banking fees associated with the Merger of $3.8 million, personnel expenses of $0.8 million as a result of increased headcount, and increases in consulting, administrative and insurance expenses of $0.3 million as a result of operating as a public company.
Change in Fair Value of Warrant Liability
The change in fair value of $0.1 million represents a decrease in the fair value of the warrants outstanding during the three months ended June 30, 2023.
Interest Expense, net
Interest expense, net, was $0.9 million and $0.1 million for the three months ended June 30, 2023 and 2022, respectively and related to the outstanding promissory notes. The increase in interest expense, net, was due to interest related to the Bridge Notes.
Comparison of the Six Months Ended June 30, 2023 and 2022
The following table summarizes the results of our operations for the periods indicated (in thousands):

	Six Months Ended June 30,
	2023	2022
Operating expenses:
Research and development	$997	$119
General and administrative	5,926	268
Total operating expenses	6,923	387
Loss from operations	(6,923)	(387)
Change in fair value of warrant liability	122	—
Interest expense, net	(2,095)	(210)
Net loss	$(8,896)	$(597)
Research and Development Expenses
Research and development expenses were $1.0 million and $0.1 million for the six months ended June 30, 2023 and 2022, respectively. The $0.9 million increase in research and development expenses was primarily due to increases of $0.4 million in expenses related to the development program of GRI-0621, $0.3 million in consulting fees and $0.2 million in personnel expenses.
General and Administrative Expenses
General and administrative expenses were $5.9 million and $0.3 million for the six months ended June 30, 2023 and 2022, respectively. The $5.6 million increase was primarily related to increased costs for professional fees, including legal, accounting and investment banking fees associated with the Merger of $4.5 million, personnel expenses of $0.8 million as a result of increased headcount, and increases in consulting, administrative and insurance expenses of $0.3 million as a result of operating as a public company.

Change in Fair Value of Warrant Liability
The change in fair value of $0.1 million represents an increase in the fair value of the warrants outstanding during the six months ended June 30, 2023.
Interest Expense, net
Interest expense, net, was $2.1 million and $0.2 million for the six months ended June 30, 2023 and 2022, respectively, and related to the outstanding promissory notes. The increase in interest expense, net, was due to interest related to the Bridge Notes.
Liquidity and Capital Resources
Since inception, we have incurred losses and expect to continue to incur losses for the foreseeable future. We incurred net losses of $8.9 million and $0.6 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $27.4 million.
We have financed our working capital requirements to date through the issuance of common stock, warrants, convertible notes and promissory notes. As of June 30, 2023, we had $4.8 million in cash.
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$(2,119)	$(116)
Investing activities	(8)	—
Financing activities	6,917	35
Net increase (decrease) in cash and cash equivalents	$4,790	$(81)
Cash Flows from Operating Activities
For the six months ended June 30, 2023 and 2022, $2.1 million was provided by and $0.1 million was used in operating activities, respectively. The $2.0 million increase was primarily due to a $8.3 million increase in net loss and a $0.7 million decrease in prepaid and other assets, offset by an increase in non-cash adjustments of $2.1 million related to the amortization of debt discounts and debt issuance costs and $0.1 million related to the revaluation of the warrant liability, as well as a $4.1 million increase in accounts payable and a $0.7 million increase in accrued expenses.
Cash Flows from Investing Activities
Net cash used in investing activities was $8 thousand for the six months ended June 30, 2023, which was related to the purchase of computer equipment.
Cash Flows from Financing Activities
Net cash provided by financing activities was $6.9 million for the six months ended June 30, 2023. The $6.9 million increase was primarily due to $12.3 million of proceeds from the Equity SPA and $1.3 million of proceeds from the funding of the second tranche of the Bridge Notes. The increase was offset by $2.9 million of net liabilities assumed in the connection with the Merger, $3.0 million in costs associated with the Merger, the payment of $0.5 million of debt issuance costs related to the Bridge Notes and $0.1 million of stock issuance costs related the Equity SPA.

Equity Securities Purchase Agreement
In connection with signing the Merger Agreement, Vallon, Private GRI and the Investor entered the Equity SPA pursuant to which the Investor agreed to invest $12,250 in cash and cancel any outstanding principal and accrued interest on the Bridge Notes in return for the issuance of shares of Private GRI’s common stock immediately prior to the consummation of the Merger. Pursuant to the Equity SPA, immediately prior to the Closing, Private GRI issued 6,787,219 shares of Private GRI’s common stock (the Initial Shares) to the Investor and 27,148,877 shares of Private GRI’s common stock (the Additional Shares) into escrow with an escrow agent for net proceeds of $11,704, after deducting offering expenses of $546.
At the closing, pursuant to the Merger, the Initial Shares converted into an aggregate of 253,842 shares of the Company’s common stock and the Additional Shares converted into an aggregate of 1,015,368 shares of the Company’s common stock . On May 8, 2023, in accordance with the terms of the Equity SPA, we, along with the Investor, authorized the escrow agent to, subject to beneficial ownership limitations, disburse to the Investor all of the shares of the Company’s common stock issued in exchange for the Additional Shares.
Future Funding Requirements
Our net losses were $8.9 million and $0.6 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had $4.8 million in cash and an accumulated deficit of $27.4 million. We expect to devote substantial financial resources to our planned activities, particularly as we prepare for, initiate, and conduct our planned clinical trials of GRI-0621 and GRI-0803, advance our discovery programs and continue our product development efforts. In addition, we expect to incur additional costs associated with operating as a public company.
Based on our current operating plan, we believe that our existing cash and cash equivalents, which include the proceeds from the Equity SPA, will be sufficient to fund our operating expenses and capital expenditure requirements for twelve months from the date of the Merger, not including the exercise of the Series T Warrants (the Series T Warrant Exercises).
Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to secure adequate additional funding, we will need to reevaluate our operating plans and may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, delay, scale back or eliminate some or all of our development programs, or relinquish rights to our technology on less favorable terms than we would otherwise choose. These actions could materially impact our business, results of operations and future prospects. In addition, attempting to secure additional financing may divert the time and attention of management from day-to-day activities and distract from our discovery and product development efforts. As a result, there is substantial doubt about our ability to continue as a going concern. We expect to continue to incur significant and increasing operating losses at least for the foreseeable future. We do not expect to generate product revenue unless and until we successfully complete development, obtain regulatory approval for, and successfully commercialize our current, or any future, product candidates.
Off-Balance Sheet Arrangements
We are not party to any off-balance sheet transactions. We have no guarantees or obligations other than those which arise out of normal business operations.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of its financial condition and results of operations is based on its unaudited interim financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed financial statements requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management evaluates these estimates and judgments on an ongoing basis. Management bases its estimates on historical experience and on various other factors that it believes are reasonable under the circumstances. Actual results could differ from those estimates.
Our significant accounting policies are described in more detail in Note 1, “The Company and a Summary of its Significant Accounting Policies”, in the notes to its financial statements as of and for the years ended December 31, 2022 and 2021, which is Exhibit 99.2 of Amendment No. 2 to the Current Report on Form 8-K filed with the SEC on July 6, 2023.

Emerging Growth Company Status
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and may remain an emerging growth company for up to five years. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not applicable to emerging growth companies. These exemptions include:
•reduced disclosure about our executive compensation arrangements;
•no non-binding stockholder advisory votes on executive compensation or golden parachute arrangements; and
•exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.
We have taken advantage of reduced reporting requirements in this report and may continue to do so until such time that we are no longer an emerging growth company. We will remain an “emerging growth company” until the earliest of (a) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more, (b) December 31, 2026, the last day of the fiscal year following the fifth anniversary of the completion of the IPO, (c) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years or (d) the date on which we are deemed to be a large accelerated filer under the rules of the SEC. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period for complying with new or revised accounting standards.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not applicable to a smaller reporting company.
Item 4. Controls and Procedures.
Management’s Evaluation of our Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e)) of the Securities Exchange Act of 1934 (the Exchange Act)) as of June 30, 2023. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures, as defined above, are effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Vallon’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.
Item 2. Unregistered Sales of Securities.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
On August 10, 2023, our Compensation Committee ratified and approved, effective as of July 1, 2023, an employment agreement with Albert Agro, M.D. (the Employment Agreement), which superseded the previous consulting agreement by and between the Company and Dr. Agro, and includes the following terms:
• an annual base salary of $325,000 (the Annual Base Salary); and
• an annual target cash bonus of 35%.
The Employment Agreement also provide that if the Company terminates Dr. Agro's employment without “cause” or if Dr. Agro resigns his employment for “good reason,” each as defined in the Employment Agreement, Dr. Agro will be entitled to receive salary continuation and COBRA premium reimbursement for twelve months. In the case of a termination without cause or resignation for good reason that occurs during the period beginning upon the occurrence of a “change in control” (as defined in the Employment Agreement) and ending twelve months thereafter, (a) these severance-related periods will be increased to 18 months, (b) all unvested equity awards will automatically accelerate, (c) all vested stock options will remain exercisable for the full duration of their term, and (d) Dr. Agro will receive an additional payment equivalent to 1.5 times his Annual Base Salary.
The foregoing description of the Employment Agreement contained herein does not purport to be complete and is qualified in its entirety by reference to the text of the Employment Agreement that is filed herewith as Exhibit 10.6.

Item 6. Exhibits.

Exhibit Number	Description	Filed Herewith	Form	Incorporated by Reference File No.	Date Filed

3.1	Certificate of Incorporation of GRI Bio, Inc., as amended.		8-K	001-40034	4/21/2023

3.2	Amended and Restated Bylaws.		8-K/A	001-40034	5/26/2023

4.1#	A&R 2018 Equity Incentive Plan.		10-Q	001-40034	5/15/2023

10.1#	Employment Agreement, by and between GRI Bio, Inc. and Marc Hertz, Ph.D., dated as of February 20, 2023.		S-4/A	333-268977	2/24/2023

10.2#	Employment Agreement, by and between GRI Bio, Inc. and Leanne M. Kelly, dated as of February 20, 2023.		S-4/A	333-268977	2/24/2023

10.3#	Employment Agreement, by and between GRI Bio, Inc. and Vipin Kumar Chaturvedi dated as of February 20, 2023.		S-4/A	333-268977	2/24/2023

10.4#	Consulting Agreement, by and between GRI Bio, Inc. and Albert Agro, Ph.D., dated as of January 9, 2023.		8-K	001-40034	4/21/2023

10.5#	Separation Agreement, by and between GRI Bio, Inc. and David Baker, dated as of April 21, 2023		8-K	001-40034	4/21/2023

10.6#	Employment Agreement, by and between GRI Bio, Inc. and Albert Agro, Ph.D., dated as of July 1, 2023.	X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	iXBRL Instance Document

101.SCH	iXBRL Taxonomy Extension Schema Document

101.CAL	iXBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	iXBRL Taxonomy Extension Definition Linkbase Document

101.LAB	iXBRL Taxonomy Extension Label Linkbase Document

101.PRE	iXBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________________________
Unless otherwise indicated, exhibits are filed herewith.

#	Indicates a management contract or any compensatory plan, contract or arrangement.

*	This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, except to the extent specifically incorporated by reference into such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRI BIO, INC.

Date: August 14, 2023	By:	/s/ Leanne M. Kelly
Name: Leanne M. Kelly
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)