Form 10-Q
period 2023-09-30
GRI BIO, Inc.
filed 2023-11-14
CIK 1824293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
September 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of November 13, 2023, 3,246,354 shares of the Registrant’s common stock were outstanding.

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
GRI Bio, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$3,488	$9
Prepaid expenses and other current assets	879	303
Total current assets	4,367	312
Property and equipment, net	9	4
Operating lease right-of-use assets	28	67
Total assets	$4,404	$383

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$988	$1,294
Accrued expenses	1,143	36
Advances from employees	—	5
Warrant liability	18	—
Bridge promissory note, net	—	602
Operating lease liabilities, current	28	57
Total current liabilities	2,177	1,994
Operating lease liabilities, non-current	—	14
Total liabilities	2,177	2,008

Commitments and contingencies (Note 12)

Stockholders' equity (deficit):
Common stock, 0.0001 par value; 250,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 2,956,354 and 999,748 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in-capital	31,756	16,871
Accumulated deficit	(29,529)	(18,496)
Total stockholders’ equity (deficit)	2,227	(1,625)
Total liabilities and stockholders' equity (deficit)	$4,404	$383
See accompanying notes to unaudited interim consolidated financial statements.

GRI Bio, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Operating expenses:
Research and development	1,189	63	2,186	181
General and administrative	1,250	123	7,175	391
Total operating expenses	2,439	186	9,361	572
Loss from operations	(2,439)	(186)	(9,361)	(572)
Change in fair value of warrant liability	46	—	167	—
Other income	250	—	250	—
Interest income (expense), net	6	(165)	(2,089)	(376)
Net loss	$(2,137)	$(351)	$(11,033)	$(948)
Net loss per share of common stock, basic and diluted	$(0.52)	$(0.39)	$(3.83)	$(1.06)
Weighted-average common shares outstanding, basic and diluted	4,124,478	896,117	2,883,537	894,669
See accompanying notes to unaudited interim consolidated financial statements.

GRI Bio, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(in thousands, except shares)
(Unaudited)

	Redeemable Convertible Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance, December 31, 2021	7,816	$124	851,419	$—	$10,430	$(15,278)	$(4,848)
Net loss	—	—	—	—	—	(302)	(302)
Balance, March 31, 2022	7,816	$124	851,419	$—	$10,430	$(15,580)	$(5,150)
Net loss	—	—	—	—	—	(295)	(295)
Balance, June 30, 2022	7,816	$124	851,419	$—	$10,430	$(15,875)	$(5,445)
Issuance of warrants and non-contingent beneficial ownership feature in connection with convertible promissory note	—	—	—	—	60	—	60
Issuance of warrants in connection with non-convertible promissory note	—	—	—	—	30	—	30
Net loss	—	—	—	—	—	(351)	(351)
Balance, September 30, 2022	$7,816	$124	851,419	$—	$10,520	$(16,226)	$(5,706)

	Redeemable Convertible Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2022	—	$—	999,748	$—	$16,871	$(18,496)	$(1,625)
Stock-based compensation	—	—	—	—	13	—	13
Restricted stock vesting	—	—	467	—	—	—	—
Warrant issuance	—	—	—	—	532	—	532
Net loss	—	—	—	—	—	(2,150)	(2,150)
Balance, March 31, 2023	—	$—	1,000,215	$—	$17,416	$(20,646)	$(3,230)
Stock-based compensation	—	—	—	—	13	—	13
Restricted stock vesting	—	—	164,038	—	—	—	—
Warrant exercise	—	—	43,682	—	12	—	12
Issuance of common stock in pre-closing financing	—	—	1,214,912	—	11,721		11,721
Issuance of common stock for settlement of bridge note	—	—	54,298	—	3,333		3,333
Issuance of common stock for reverse recapitalization expenses	—	—	30,542	—	1,875		1,875
Issuance of common stock to Vallon stockholders in reverse recapitalization	—	—	448,667	—	(2,940)		(2,940)
Net loss	—	—				(6,746)	(6,746)
Balance, June 30, 2023	—	$—	2,956,354	$—	$31,430	$(27,392)	$4,038
Stock-based compensation	—	—	—	—	326	—	326
Net loss	—	—	—	—	—	(2,137)	(2,137)
Balance, September 30, 2023	—	$—	2,956,354	$—	$31,756	$(29,529)	$2,227

See accompanying notes to unaudited interim consolidated financial statements.

GRI Bio, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating activities:
Net loss	$(11,033)	$(948)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	3	2
Amortization of debt discounts and issuance costs	2,104	45
Stock-based compensation expense	352	—
Change in fair value of warrant liability	18	—
Reduction in operating lease right of use assets	39	35
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(836)	(7)
Accounts payable	4,860	77
Accrued expenses	1,106	590
Operating lease liabilities	(43)	(35)
Cash used in operating activities	(3,430)	(241)

Investing activities:
Purchase of property and equipment	(8)	—
Cash used in investing activities	(8)	—

Financing activities:
Advances from employees	190	35
Repayment of advances from employees	(195)	(30)
Proceeds from issuance of non-convertible promissory note	—	125
Proceeds from issuance of convertible promissory note	—	125
Proceeds from issuance of common stock in pre-closing financing	1,250	—
Proceeds from issuance of bridge promissory note	12,250	—
Proceeds from warrant exercise	12	—
Net liabilities assumed in connection with reverse recapitalization	(2,939)	—
Payment of reverse recapitalization costs	(2,984)	—
Payment of deferred stock issuance costs	(517)	—
Payment of debt issuance costs	(150)	—
Cash provided by financing activities	6,917	255

Net increase in cash and cash equivalents	3,479	14
Cash and cash equivalents at beginning of period	9	90
Cash and cash equivalents at end of period	$3,488	$104

Supplemental disclosure of non-cash financing activities:
Issuance of stock for repayment of bridge promissory note	$3,333	$—
Recognition of debt discount and additional paid-in-capital for issuance of warrants in connection with the issuance of promissory notes	$532	$90
Issuance of stock for payment of reverse recapitalization costs	$1,875	$—
Issuance of warrants for payment of stock issuance costs	$18	$—
Merger costs included in accounts payable	$72	$—
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
2.    LIQUIDITY
These financial statements have been prepared on the basis that the Company is a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any significant revenues from operations since inception and does not expect to do so in the foreseeable future. The Company has incurred operating losses since its inception in 2009 and as a result has incurred $29,529 in accumulated deficit through September 30, 2023. The Company has financed its working capital requirements to date through the issuance of equity and debt securities. As of September 30, 2023, the Company had cash of approximately $3,488.

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
Based on the Company’s current operating plan, the Company believes that its existing cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements into the first quarter of 2024.
The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital to fund its business activities, including its research and development program. The Series T Warrants issued in connection with the Merger are not presently subject to forced exercise by the Company as the equity conditions for their forced exercise, which include (among other things) a requirement that shares of the Company’s common stock have a value weighted average price of at least $9.21 per share for the periods specified in the Series T Warrants, are not met. The Company intends to raise capital through additional issuances of equity securities and/or short-term or long-term debt arrangements, but there can be no assurances any such financing will be available when needed, even if the Company’s research and development efforts are successful. If the Company is not able to obtain additional financing on acceptable terms and in the amounts necessary to fully fund its future operating requirements, it may be forced to reduce or discontinue its operations entirely. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.
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
In the opinion of management, the unaudited interim financial statements furnished herein include all normal and recurring adjustments considered necessary to present fairly the Company’s financial position as of September 30, 2023, and the results of operations and stockholders’ equity (deficit) for the three and nine months ended September 30, 2023 and 2022 and cash flows for the three and nine months ended September 30, 2023 and 2022. Results of operations for the three and nine months ended September 30, 2023, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2023. The unaudited interim financial statements, presented herein, do not contain the required disclosures under GAAP for annual financial statements. The accompanying unaudited interim financial statements should be read in conjunction with the annual audited financial statements and related notes as of and for the year ended December 31, 2022, which are included as Exhibit 99.2 of Amendment No. 2 to the Current Report on Form 8-K filed with the SEC on July 6, 2023.
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
Cash and Cash Equivalents
Cash equivalents are highly-liquid investments that are readily convertible into cash with original maturities of three months or less when purchased and as of September 30, 2023 and December 31, 2022 included investments in money market funds. The Company maintains its cash and cash equivalent balances at domestic financial institutions. Bank deposits with US banks are insured up to $250 by the Federal Deposits Insurance Corporation. The Company had an uninsured cash balances of $2,988 at September 30, 2023. The Company’s cash balance as of December 31, 2022 was fully insured.
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
As of September 30, 2023, the Company’s financial instruments included cash, cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses and certain liability classified warrants. The carrying amounts reported in the balance sheets for cash, cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair value based on the short-term maturity of these instruments. The Company recognizes transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. At September 30, 2023, there were no financial assets or liabilities measured at fair value on a recurring basis other than the liability classified warrants.
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
The Company is required to revalue the warrants at each reporting date with any changes in fair value recorded in its statement of operations. The valuation of the warrants is considered under Level 3 of the fair value hierarchy due to the need to use assumptions in the valuation that are both significant to the fair value measurement and unobservable. The change in the fair value of the Level 3 warrants liabilities is reflected in the statement of operations for the nine months ended September 30, 2023.
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
Net Loss Per Common Share
Basic and diluted net loss per common share are calculated by dividing the net loss by the applicable weighted-average number of common shares outstanding during the period. As the Company had a net loss in each of the three and nine months ended September 30, 2023 and 2022, diluted net loss per common share is the same as basic net loss per common share for the period because the effects of potentially dilutive securities are antidilutive.
Common stock equivalents excluded from the diluted net loss per common share calculations are as follows:

	September 30,
	2023	2022
Stock options	318,014	89,472
Warrants	2,546,160	10,067
Restricted stock with repurchase rights	—	147,976
Stock subject to put right	—	7,816
Convertible promissory note	—	150,506
	2,864,174	405,837
Recent Accounting Pronouncements
The Company considered the applicability and impact of all ASUs issued during the quarter ended September 30, 2023 and each was determined to be either not applicable or expected to have minimal impact on these financial statements.

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
(b)Each option to purchase shares of Private GRI’s common stock (each, a GRI Option) outstanding and unexercised immediately prior to the Effective Time under the GRI Bio, Inc. 2015 Equity Incentive Plan (the GRI Plan), whether or not vested, converted into and became an option to purchase shares of the Company’s common stock, and the Company assumed the GRI Plan and each such GRI Option in accordance with the terms of the GRI Plan (the Assumed Options). The number of shares of the Company’s common stock subject to each Assumed Option was determined by multiplying (i) the number of shares of Private GRI’s common stock that were subject to such GRI Option, as in effect immediately prior to the Effective Time, by (ii) the Exchange Ratio, and rounding the resulting number down to the nearest whole number of shares of the Company’s common stock. The per share exercise price for the Company’s common stock issuable upon exercise of each Assumed Option was determined by dividing (A) the per share exercise price of such Assumed Option, as in effect immediately prior to the Effective Time, by (B) the Exchange Ratio and rounding the resulting per share exercise price up to the nearest whole cent. Any restriction on the exercise of any Assumed Option continued in full force and effect and the term, exercisability, vesting schedule, and any other provisions of such Assumed Option otherwise remained unchanged.
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
In addition to the transaction costs noted above, at the Effective Time, 30,542 shares of the Company’s common stock were issued to Private GRI’s financial advisor for services related to the Merger.
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
Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each reporting period. There were no transfers between Level 1, 2 and 3 during the nine months ended September 30, 2023.
The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company’s liabilities that are measured at fair value on a recurring basis at September 30, 2023:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant liability	$—	$—	$18
Total liabilities	$—	$—	$18

The following table presents the changes in the fair value of the Level 3 liability:

Warrant Liability
Fair value as of December 31, 2022	$185
Change in valuation	(167)
Fair value as of September 30, 2023	$18

The Black-Scholes valuation model was used to estimate the fair value of the warrants with the following weighted-average assumptions:

	September 30, 2023	December 31, 2022
Volatility	167.7%	139.9%
Expected term in years	2.5	2.5
Dividend rate	0.0%	0.0%
Risk-free interest rate	4.92%	4.32%
6.    PROPERTY AND EQUIPMENT

	September 30, 2023	December 31, 2022
Computer equipment	$21	$13
Furniture and fixtures	13	13
	34	26
Accumulated depreciation	(25)	(22)
	$9	$4
Depreciation expense related to property and equipment was $3 and $2 for the nine months ended September 30, 2023 and 2022, respectively.
7.    ACCRUED EXPENSES
Accrued expenses consist of the following:

	September 30, 2023	December 31, 2022
Research and development	$75	$—
General and administrative	188	—
Payroll and related	880	36
Total accrued expenses	$1,143	$36
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
The Bridge Notes were accounted for as share-settled debt under the accounting guidance in ASC 835-30 and, as such, the initial net carrying amounts were accreted to the redemption amounts using the effective interest method. The Company incurred debt issuance costs of $205 during the year ended December 31, 2022 and $90 during the nine months ended September 30, 2023 related to its issuance of debt under the Bridge SPA. Unamortized debt discounts and debt issuance costs totaled $1,065 as of December 31, 2022. Interest expense stemming from amortization of debt discounts and issuance costs was $2,104 for the nine months ended September 30, 2023.
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
As part of the conversion, the $4,150 of converted principal and accrued interest, along with $863 of related forfeited accrued interest through the conversion date, were credited to stockholders’ deficit. Interest expense recognized on the TEP Note was $142 and $352 for the three and nine months ended September 30, 2022.
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
The Series A-1 Warrants have a term of 60 months from the date all shares underlying the Series A-1 Warrants are freely tradable. The A-2 warrants have a 2-year term and expire in June 2025. Series T Warrants have a term of 24 months from the date all shares underlying Series T Warrants are freely tradable. As noted in Note 2. Liquidity, the Company may force the exercise of the Series T Warrants subject to the satisfaction of certain equity conditions. The Equity Warrants include certain contingent cashless exercise features and contain certain other rights with regard to asset distributions and fundamental transactions. The exercise price of the Series A-1 Warrants is subject to adjustment for certain dilutive issuances, and all of the Equity Warrants are subject to standard antidilution adjustments. All of the Equity Warrants were outstanding as of September 30, 2023. The Equity Warrants were classified as equity and the allocated fair value of $5,675 is included in additional paid in capital.
Pursuant to the Bridge SPA, upon the funding of each tranche of the Bridge Note, the Investor received the Bridge Warrants. The Bridge Warrants had an exercise price of $1.33 per share, were exercisable at any time on or after the applicable issuance date and had a term of 60 months from the date all shares underlying the Bridge Warrants are freely tradable. Upon the completion of the Merger the Bridge Warrants were exchanged for the Exchange Warrants to purchase an aggregate of 421,589 shares of the Company’s common stock. The Exchange Warrants contain substantively similar terms to the Bridge Warrants, and have an initial exercise price equal to $14.73 per share subject to adjustments for splits and recapitalization events. All of the Bridge Warrants were outstanding as of September 30, 2023. The Bridge Warrants were classified as equity and the allocated fair value of $2,860 is included in additional paid in capital.
In connection with the Closing, Private GRI granted its financial advisor warrants (the Advisor Warrants) to purchase shares of Private GRI’s common stock, which, at the Effective Time, became exercisable for an aggregate of 2,402 shares of the Company’s common stock at an exercise price of $61.39 per share. The Advisor Warrants have a five-year term. All of the Advisor Warrants were outstanding as of September 30, 2023. The Advisor Warrants were classified as equity and the fair value of $18 is included in additional paid in capital.
The Black-Scholes option-pricing model was used to estimate the fair value of the Equity Warrants, the Exchange Warrants and the Advisor Warrants with the following weighted-average assumptions:

Volatility	167.6%
Expected term in years	1.69
Dividend rate	0.0%
Risk-free interest rate	4.37%
As of September 30, 2023, the Company had the following warrants outstanding to purchase common stock.

Number of Shares	Exercise Price per Share	Expiration Date
8,629	$34.76	November 2023
1,438	$34.76	December 2023
1,142,289	$14.74	June 2025
3,758	$300.00	February 2026
24,667	$28.15	May 2027
1,168	$0.01	July 2027
2,402	$61.39	April 2028
421,590	$14.73	60 months after registration date
1,269,210	$13.51	60 months after registration date
814,467	$12.28	24 months after registration date

10.     ASSET PURCHASE AGREEMENT
On August 22, 2023, the Company entered into Asset Purchase Agreement (the Aardvark Agreement) with Aardvark Therapeutics, Inc. (Aardvark), pursuant to which Aardvark agreed to purchase (i) the Company’s license agreement with Medice Arzneimittel Pűtter GmbH & Co. KG, dated January 6, 2020, (ii) certain patents related to the Company’s ADAIR product candidate, and (iii) files (of contract manufacturing and FDA correspondence) for a formulation described in IND No. 133072, ADAIR for the Treatment of ADHD and Narcolepsy, filed with the United States FDA. Under the terms of the Aardvark Agreement, the Company received an upfront cash payment of $250, which was recognized as other income. The Company is also eligible to receive potential additional milestone payments contingent upon Aardvark achieving certain future ADAIR regulatory and sales milestones. Other than the upfront payment, the Company does not anticipate the receipt of any milestone payments from Aardvark in the near term, which potential milestone payments may or may not be achieved, paid or received in the future.
The foregoing description of the Aardvark Agreement contained herein does not purport to be complete and is qualified in its entirety by reference to the text of the Aardvark Agreement that is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q.
11. STOCK-BASED COMPENSATION
2015 Equity Incentive Plan
Private GRI adopted the GRI Bio, Inc. 2015 Equity Incentive Plan, as amended (the Private GRI Plan), that provided Private GRI with the ability to grant stock options, restricted stock awards and other equity-based awards to employees, directors, and consultants. Stock options granted under the Private GRI Plan generally had a contractual life of up to 10 years. Upon completion of the Merger, the Company assumed the Private GRI Plan and 89,472 outstanding and unexercised options issued thereunder, and ceased granting awards under the Private GRI Plan.
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
The A&R 2018 Plan provides the Company with the ability to grant stock options, restricted stock and other equity-based awards to employees, directors and consultants. Stock options granted by the Company under the A&R 2018 Plan generally have a contractual life of up to 10 years. As of September 30, 2023, awards granted under the A&R 2018 Plan representing the right to purchase or contingent right to receive up to an aggregate of 228,542 shares of the Company's common stock were outstanding and 216,666 shares of the Company’s common stock were reserved for issuance under the A&R 2018 Plan. The number of shares reserved for issuance under the A&R 2018 Plan may be increased pursuant to the A&R 2018 Plan’s “evergreen” provision on the first day of each calendar year beginning January 1, 2024 and ending on and including January 1, 2033, by a number of shares not to exceed 4% of the aggregate number of shares of the Company’s common stock outstanding on the final day of the immediately preceding calendar year.
The Company recorded stock-based compensation related to stock options issued under the Private GRI Plan and the A&R 2018 Plan in the following expense categories of its accompanying statements of operations for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$—	$—	$—	$—
General and administrative	326	—	351	—
Total	$326	$—	$351	$—

The Company measures equity-based awards granted to employees and non-employees based on their fair value on the date of the grant and recognizes compensation expense for those awards over the requisite service period or performance-based period, which is generally the vesting period of the respective award. The measurement date for service-based equity awards is the date of grant, and equity-based compensation costs are recognized as expense over the requisite service period, which is the vesting period for certain performance-based awards. The Company records expense for performance-based awards if it concludes that it is probable that the performance condition will be achieved.
The table below represents the activity of stock options granted to employees and non-employees for the nine months ended September 30, 2023:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding at December 31, 2022	112,612	$39.77	4.71
Granted	221,265	$2.38
Exercised	—	—
Forfeited/Cancelled	(15,863)	$128.13
Outstanding at September 30, 2023	318,014	$9.35	7.92
Exercisable at September 30, 2023	318,014	$9.35	7.92
The Black-Scholes option-pricing model was used to estimate the grant date fair value of each stock option grant at the time of grant using the following weighted-average assumptions:

	For the Nine Months Ended September 30,
	2023	2022
Volatility	129.54%	90.39%
Expected term in years	5.84	5.98
Dividend rate	0.00%	0.00%
Risk-free interest rate	4.34%	2.00%
Fair value of option on grant date	$2.13	$3.86
As of September 30, 2023, the unrecognized compensation cost related to unvested stock options expected to vest was $424. This unrecognized compensation is expected to be recognized over a weighted-average amortization period of 3.16 years.
12.    COMMITMENTS AND CONTINGENCIES
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Company’s financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q, the audited financial statements and notes thereto, as well as management’s discussion and analysis of financial condition and results of operations, included in Vallon’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 24, 2023, and Private GRI’s financial statements and related notes which are filed as Exhibit 99.1 of Amendment No. 2 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2023. Some of the information contained in this discussion and analysis, including information with respect to GRI’s plans and strategy for its business and related financing, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 12E of the Securities Exchange Act, as amended, that involve risks and uncertainties. As a result of many factors, including those factors set out under the section entitled “Risk Factors” included in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 and this Quarterly Report on Form 10-Q, GRI’s actual results could differ materially from the results described in or implied by these forward-looking statements.
Except as otherwise indicated, references herein to “GRI Bio,” or the “Company,” refer to GRI Bio, Inc. on a post-Merger basis, and references to “Private GRI” refer to the business of GRI Bio, Inc. prior to the completion of the Merger. References to “Vallon” refer to Vallon Pharmaceuticals, Inc. prior to the completion of the Merger.
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
Our lead product candidate, GRI-0621, is an oral inhibitor of type 1 Natural Killer T (iNKT) cells. GRI-0621 is also an oral formulation of tazarotene, a synthetic retinoid acid receptor (RAR)-beta and gamma selective agonist, that is approved in the United States for topical treatment of psoriasis and acne. As of September 30, 2023, it has been evaluated in over 1,700 patients as an oral product for up to 52-weeks. We are developing GRI-0621 for the treatment of severe fibrotic lung diseases such as idiopathic pulmonary fibrosis (IPF), a life-threatening progressive fibrotic disease of the lung that affects approximately 140,000 people in the United States, with up to 40,000 new cases per year in the United States and some estimate that IPF affects 3 million globally. While there are currently two approved therapies for the treatment of lung fibrosis, neither has been associated with improvements in overall survival, and both therapies have been associated with significant side effects leading to poor therapeutic adherence. In preliminary data from our trials to date with GRI-0621, and earlier trials with oral tazarotene, we have observed GRI-0621 to be well-tolerated and to inhibit iNKT cell activity in subjects. We and others have shown that activated iNKT are upregulated in IPF, primary sclerosing cholangitis (PSC), non-alcoholic steatohepatitis (NASH), alcoholic liver disease (ALD), Systemic Lupus Erythematosus Disease (SLE), multiple sclerosis (MS), ulcerative colitis (UC) patients as well as other indications. In these patients activated iNKT cells are correlated with more severe disease. We are initiating a Phase 2a trial in 36 IPF patients in the second half of 2023 and expects topline results from this trial to be available in the second half of 2024.
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
Other Income
On August 22, 2023, we entered into Asset Purchase Agreement (the Aardvark Agreement) with Aardvark Therapeutics, Inc. (Aardvark), pursuant to which Aardvark agreed to purchase (i) our license agreement with Medice Arzneimittel Pűtter GmbH & Co. KG, dated January 6, 2020, (ii) certain patents related to our ADAIR product candidate, and (iii) files (of contract manufacturing and FDA correspondence) for a formulation described in IND No. 133072, ADAIR for the Treatment of ADHD and Narcolepsy, filed with the United States FDA. Under the terms of the Agreement, we received an upfront cash payment of $0.3 million, which was recognized as other income. We are also eligible to receive potential additional milestone payments contingent upon Aardvark achieving certain future ADAIR regulatory and sales milestones. Other than the upfront payment, we do not anticipate the receipt of any milestone payments from Aardvark in the near term, which potential milestone payments may or may not be achieved, paid or received in the future.
The foregoing description of the Aardvark Agreement contained herein does not purport to be complete and is qualified in its entirety by reference to the text of the Aardvark Agreement that is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q.
Interest Income (Expense), net
Interest expense consists of amortization of debt discounts, debt issuance costs and interest expense related to the TEP Notes and the Bridge Notes. Interest income consists of interest earned on our cash and cash equivalents held with institutional banks.

Results of Operations
Comparison of the Three Months Ended September 30, 2023 and 2022
The following table summarizes the results of our operations for the periods indicated (in thousands):

	Three Months Ended September 30,
	2023	2022
Operating expenses:
Research and development	1,189	$63
General and administrative	1,250	123
Total operating expenses	2,439	186
Loss from operations	(2,439)	(186)
Change in fair value of warrant liability	46	—
Other income	250	—
Interest income (expense)	6	(165)
Net loss	$(2,137)	$(351)
Research and Development Expenses
Research and development expenses were $1.2 million and $0.1 million for the three months ended September 30, 2023 and 2022, respectively. The $1.1 million increase in research and development expenses was primarily due to increases of $0.8 million in expenses related to the development program of GRI-0621, $0.1 million in consulting fees and $0.2 million in personnel expenses.
General and Administrative Expenses
General and administrative expenses were $1.3 million and $0.1 million for the three months ended September 30, 2023 and 2022, respectively. The $1.2 million increase was primarily related to increased costs for professional fees, including legal, accounting and investor relations fees of $0.4 million, personnel expenses of $0.6 million as a result of increased headcount, and increases in administrative and insurance expenses of $0.2 million as a result of operating as a public company.
Change in Fair Value of Warrant Liability
The change in fair value of $0.1 million represents a decrease in the fair value of the warrants outstanding during the three months ended September 30, 2023.
Other Income
Other income was $0.3 million for the three months ended September 30, 2023 as a result of payments received under the terms of the Aardvark Agreement entered into in August 2023.
Interest Income (Expense)
Interest expense was $0.2 million for the three months ended September 30, 2022 and related to the outstanding promissory notes. Interest income was $6,000 for the three months ended September 30, 2023.

Comparison of the Nine Months Ended September 30, 2023 and 2022
The following table summarizes the results of our operations for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2023	2022
Operating expenses:
Research and development	$2,186	$181
General and administrative	7,175	391
Total operating expenses	9,361	572
Loss from operations	(9,361)	(572)
Change in fair value of warrant liability	167	—
Other income	250	—
Interest expense, net	(2,089)	(376)
Net loss	$(11,033)	$(948)
Research and Development Expenses
Research and development expenses were $2.2 million and $0.2 million for the nine months ended September 30, 2023 and 2022, respectively. The $2.0 million increase in research and development expenses was primarily due to increases of $1.1 million in expenses related to the development program of GRI-0621, $0.4 million in consulting fees and $0.5 million in personnel expenses.
General and Administrative Expenses
General and administrative expenses were $7.2 million and $0.4 million for the nine months ended September 30, 2023 and 2022, respectively. The $6.8 million increase was primarily related to increased costs for professional fees, including legal, accounting and investment banking fees associated with the Merger of $4.9 million, personnel expenses of $1.5 million as a result of increased headcount, and increases in consulting, administrative and insurance expenses of $0.4 million as a result of operating as a public company.
Change in Fair Value of Warrant Liability
The change in fair value of $0.2 million represents a decrease in the fair value of the warrants outstanding during the nine months ended September 30, 2023.
Other Income
Other income was $0.3 million for the nine months ended September 30, 2023 as a result of payments received under the terms of the Aardvark Agreement entered into in August 2023.
Interest Expense, net
Interest expense, net, was $2.1 million and $0.4 million for the nine months ended September 30, 2023 and 2022, respectively, and related to the outstanding promissory notes. The increase in interest expense, net, was due to interest related to the Bridge Notes.
Liquidity and Capital Resources
Since inception, we have incurred losses and expect to continue to incur losses for the foreseeable future. We incurred net losses of $11.0 million and $0.9 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $29.5 million.
We have financed our working capital requirements to date through the issuance of common stock, warrants, convertible notes and promissory notes. As of September 30, 2023, we had $3.5 million in cash.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$(3,430)	$(241)
Investing activities	(8)	—
Financing activities	6,917	255
Net increase in cash and cash equivalents	$3,479	$14
Cash Flows from Operating Activities
For the nine months ended September 30, 2023 and 2022, $3.4 million and $0.2 million were used in operating activities, respectively. The $3.2 million increase was primarily due to a $10.1 million increase in net loss and a $0.8 million decrease in prepaid and other assets, offset by an increase in non-cash adjustments of $2.1 million related to the amortization of debt discounts and debt issuance costs and $0.4 million related to stock-based compensation expenses, as well as a $4.8 million increase in accounts payable and a $0.5 million increase in accrued expenses.
Cash Flows from Investing Activities
Net cash used in investing activities was $8,000 for the nine months ended September 30, 2023, which was related to the purchase of computer equipment.
Cash Flows from Financing Activities
Net cash provided by financing activities was $6.9 million for the nine months ended September 30, 2023 as a result of $12.3 million of proceeds from the Equity SPA and $1.3 million of proceeds from the funding of the second tranche of the Bridge Notes. These proceeds were offset by $2.9 million of net liabilities assumed in the connection with the Merger, $3.0 million in costs associated with the Merger, the payment of $0.5 million of debt issuance costs related to the Bridge Notes and $0.2 million of stock issuance costs related the Equity SPA. Net cash provided by financing activities was $0.3 million for the nine months ended September 30, 2022 and related to proceeds from promissory notes.
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
Future Funding Requirements
Our net losses were $11.0 million and $0.9 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had $3.5 million in cash and an accumulated deficit of $29.5 million. We expect to devote substantial financial resources to our planned activities, particularly as we prepare for, initiate, and conduct our planned clinical trials of GRI-0621 and GRI-0803, advance our discovery programs and continue our product development efforts. In addition, we expect to incur additional costs associated with operating as a public company.

Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into the first quarter of 2024.
Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. The Series T Warrants issued in connection with the Merger are not presently subject to forced exercise by the Company as the equity conditions for their forced exercise, which include (among other things) a requirement that shares of the Company’s common stock have a value weighted average price of at least $9.21 per share for the periods specified in the Series T Warrants, are not met. We intend to raise capital through additional issuances of equity securities and/or short-term or long-term debt arrangements, but there can be no assurances any such financing will be available when needed, even if our research and development efforts are successful. If we are unable to secure adequate additional funding, we will need to reevaluate our operating plans and may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, delay, scale back or eliminate some or all of our development programs, or relinquish rights to our technology on less favorable terms than we would otherwise choose or cease operations entirely. These actions could materially impact our business, results of operations and future prospects and the value of shares of our common stock. In addition, attempting to secure additional financing may divert the time and attention of management from day-to-day activities and distract from our discovery and product development efforts. As a result, there is substantial doubt about our ability to continue as a going concern. We expect to continue to incur significant and increasing operating losses at least for the foreseeable future. We do not expect to generate product revenue unless and until we successfully complete development, obtain regulatory approval for, and successfully commercialize our current, or any future, product candidates.
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
Item 4. Controls and Procedures.
Management’s Evaluation of our Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e)) of the Securities Exchange Act of 1934 (the Exchange Act)) as of September 30, 2023. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures, as defined above, are effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
Except as set forth below, there have been no material changes from the risk factors previously disclosed in Vallon’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.
A delisting of our common stock from Nasdaq could adversely affect our ability to raise additional capital through the public or private sale of equity securities and for investors to dispose of, or obtain accurate quotations as to the market value of, our common stock.
The rules of the Nasdaq Capital Market require that we maintain a bid price of at least $1.00 per share for shares of our common stock and that we meet other requirements for continued listing which include, among other things, requirements that we maintain a market value of listed securities of at least $35 million or, alternatively, stockholders’ equity of at least $2.5 million, or, alternatively, annual net income from continuing operations of at least $500 thousand as described in applicable listing requirements. As of the date of this Quarterly Report on Form 10-Q, the market value of our listed securities is less than $35 million, our reported stockholders’ equity is less than the required $2.5 million and we have not earned net income in excess of $500 thousand in accordance with applicable listing requirements. Our stock may be subject to delisting. If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on the OTC Markets or another over-the-counter market, but a delisting, threatened delisting or trading on these markets would likely result in it being more difficult for us to raise additional capital through the public or private sale of equity securities and for investors to dispose of, or obtain accurate quotations as to the market value of, our common stock. In addition, there can be no assurance that our common stock would be eligible for trading on any such alternative exchange or markets.
Unless our common stock is listed on a national securities exchange, such as the Nasdaq Capital Market, our common stock may also be subject to the regulations and restrictions regarding trading in “penny stocks,” which are those securities trading for less than $5.00 per share, and that are not otherwise exempted from the definition of a penny stock under other exemptions provided for in the applicable regulations. These requirements and regulations could severely limit the liquidity of securities in the secondary market because fewer brokers or dealers would likely to be willing to undertake related compliance activities. If our common stock is not listed on a national securities exchange, the rules and restrictions regarding penny stock transactions may limit an investor’s ability to sell to a third party and our trading activity in the secondary market may be reduced.
Further, our failure to maintain compliance with applicable Nasdaq listing requirements will also cause us to fail to meet the equity conditions for us to require the exercise the T Warrants and may result in our being liable for penalties in our various investor agreements. Any of these or the above circumstances could adversely affect our business, results of operation, prospects and the value of shares of our common stock.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
Unregistered Sales of Equity Securities and Use of Proceeds
None.
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
On November14, 2023 the compensation committee of the Board recommended, and the Board approved and adopted, the GRI Bio, Inc. Clawback Policy (the Clawback Policy) which was established in accordance with the listing requirements of Nasdaq. The Clawback Policy provides for the recovery or “clawback” of certain erroneously awarded incentive-based compensation in the event that the Company is required to prepare an accounting restatement. The Clawback Policy is effective as of October 2, 2023. The foregoing description of the material terms of Clawback Policy is qualified in its entirety by reference to the full text of the Clawback Policy, which is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6. Exhibits.

Exhibit Number	Description	Filed Herewith	Form	Incorporated by Reference File No.	Date Filed

3.1	Certificate of Incorporation of GRI Bio, Inc., as amended.		8-K	001-40034	4/21/2023

3.2	Amended and Restated Bylaws.		8-K/A	001-40034	5/26/2023

4.1#	A&R 2018 Equity Incentive Plan.		10-Q	001-40034	5/15/2023

10.1	Employment Agreement, by and between GRI Bio, Inc. and Albert Agro, Ph.D., dated as of July 1, 2023.		10-Q	001-40034	8/14/2023

10.2△	Asset Purchase Agreement, by and between GRI Bio, Inc. and Aardvark Therapeutics, Inc., dated August 22, 2023.		8-K	001-40034	8/23/2023

10.3	GRI Bio, Inc. Clawback Policy	X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	iXBRL Instance Document

101.SCH	iXBRL Taxonomy Extension Schema Document

101.CAL	iXBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	iXBRL Taxonomy Extension Definition Linkbase Document

101.LAB	iXBRL Taxonomy Extension Label Linkbase Document

101.PRE	iXBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________________________
Unless otherwise indicated, exhibits are filed herewith.

#	Indicates a management contract or any compensatory plan, contract or arrangement.

*	This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, except to the extent specifically incorporated by reference into such filing.

△	Certain information in this exhibit (indicated by “[***]”) has been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because it is both not material and is the type that the Company treats as private or confidential.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRI BIO, INC.

Date: November 14, 2023	By:	/s/ Leanne M. Kelly
Name: Leanne M. Kelly
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)