Form 10-K
period 2023-12-31
GRI BIO, Inc.
filed 2024-03-28
CIK 1824293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-K
________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number 001-40034
GRI BIO, INC.
(Exact name of registrant as specified in its charter)

Delaware	82-4369909

(State or other jurisdiction of incorporation and organization)	(I.R.S. Employer Identification No.)

2223 Avenida de la Playa, #208, La Jolla, CA 92037	(619) 400-1170
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	GRI	The Nasdaq Capital Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No   ☒
As of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $9.5 million based on the last reported sale price of the registrant’s common stock on The Nasdaq Capital Market on June 30, 2023.
As of March 20, 2024, 3,196,488 shares of the Registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

GRI BIO, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (Annual Report) contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to management. Some of the statements in the sections captioned “Item 1. Business,” “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Annual Report contain forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
•our history of losses and need for additional capital to fund our operations, our inability to obtain additional capital on acceptable terms, or at all, our ability to continue as a going concern, and our need to liquidate if we fail to obtain adequate funding, which could result in our stockholders receiving no value for their investment;
•our ability to remain listed on The Nasdaq Capital Market, particularly in light of our current non-compliance with Nasdaq’s $1.00 bid price rule and Nasdaq’s currently applicable stockholders’ equity requirements;
•our limited operating history and the difficulties encountered by a small developing company;
•expected restructuring-related cash outlays, including the timing and amount of those outlays;
•the timing of initiation of planned clinical trials;
•the timing of any planned Investigational New Drug (INDs) or New Drug Applications (NDAs);
•plans to research, develop, and commercialize current and future product candidates;
•the ability to enter into new collaborations, and to fulfill obligations under any such collaboration agreements;
•the clinical utility, potential benefits, and market acceptance of product candidates;
•commercialization, marketing, and manufacturing capabilities and strategy;
•the ability to identify additional products or product candidates with significant commercial potential;
•developments and projections relating to the Company’s competitors and their industries;
•the impact of government laws and regulations;
•the Company’s ability to protect its intellectual property position;
•estimates regarding future revenue, expenses, capital requirements, and need for additional financing;
•any statements about the effect, or potential effect, of the reverse stock split of our common stock, par value $0.0001 per share (the Common Stock), at a ratio of one-for-seven effected on January 29, 2024 (the January 2024 Reverse Stock Split) on the price or trading of our Common Stock or our ability to maintain the listing of our Common Stock on The Nasdaq Capital Market;and
•statements of belief and any statement of assumptions underlying any of the foregoing.
These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Item 1A. Risk Factors” and elsewhere in this Annual Report. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Annual Report to conform these statements to new information, actual results or to changes in our expectations, except as required by law.

You should read this Annual Report and the documents that we reference in this Annual Report and have filed with the U.S. Securities and Exchange Commisstion (the SEC) as exhibits to the Annual Report with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.
As used in this Annual Report, unless the context requires otherwise, the “Company,” “GRI Bio,” “we,” “us” and “our” refer to GRI Bio, Inc.
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
Risks Related to Our Financial Position and Need for Additional Capital
•We have incurred significant net losses since inception and we expect to continue to incur significant net losses for the foreseeable future. We have never been and may never be profitable.
•We will require substantial additional capital. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and drug development programs, future commercialization efforts or other operations.
•Our auditors have expressed substantial doubt about our ability to continue as a going concern, and we may not be able to continue as a going concern if we do not obtain additional financing.
Risks Related to Research and Development and the Pharmaceutical Industry
•Our business is highly dependent on the success of our lead product candidate, GRI-0621, and any other product candidates that we may advance into clinical development. All of our product candidates will require significant additional development before we may be able to seek regulatory approval and launch a product commercially.
•Clinical development involves a lengthy, complex, and expensive process, with an uncertain outcome. In addition, the results of preclinical studies and early-stage clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials.
Risks Related to Commercialization of Our Product Candidates
•Failure to obtain or maintain adequate reimbursement or insurance coverage for our approved product candidates, if any, could limit our ability to market those product candidates and decrease our ability to generate revenue.
•Even if we obtain U.S. Food and Drug Administration (FDA) approval of any of our product candidates, we may never obtain approval or commercialize these product candidates outside of the United States, which could limit our ability to realize their full market potential.
•We currently have no marketing and sales organization and have no experience as a company in commercializing products. We would have to invest significant resources to develop these capabilities. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our products, we may not be able to generate product revenue from any of our product candidates that may be approved.
•Our relationships with healthcare providers, physicians, prescribers, purchasers, third-party payors, charitable organizations and patients will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.
•Ongoing healthcare legislative and regulatory reform measures may have a material adverse effect on our business and results of operations.
•Inadequate funding for the FDA, the SEC and/or other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

•If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on our business, financial condition or results of operations.
Risks Related to Our Intellectual Property
•Our success depends in part on our ability to protect our intellectual property. It is difficult and costly to protect our proprietary rights and technology, and we may not be able to ensure their protection.
•We may enter into license or other collaboration agreements in the future that may impose certain obligations on us. If we fail to comply with our obligations under such future agreements with third parties, we could lose license rights that may be important to our future business.
•Third-party claims of intellectual property infringement may be costly and time consuming to defend, and could prevent or delay our product discovery, development and commercialization efforts.
Risks Related to Our Reliance on Third Parties
•We rely on third parties to conduct our clinical trials, manufacture our product candidates and perform other services. If these third parties do not successfully carry out their contractual duties, meet expected timelines or otherwise conduct the trials as required or perform and comply with regulatory requirements, we may not be able to successfully complete clinical development, obtain regulatory approval or commercialize our product candidates when expected or at all, and our business could be substantially harmed.
•Because we rely on third-party manufacturing and supply vendors, our supply of research and development, preclinical and clinical development materials may become limited or interrupted or may not be of satisfactory quantity or quality.
•We may in the future seek to enter into collaborations with third parties for the development and commercialization of our product candidates, and our future collaborations will be important to our business. If we are unable to enter into collaborations, or if these collaborations are not successful, our business could be adversely affected.
Risks Related to Managing Our Business and Operations
•If we lose key management personnel, or if we fail to recruit additional highly skilled personnel, our ability to develop current product candidates or identify and develop new product candidates will be impaired, could result in loss of markets or market share and could make us less competitive.
•We may be unable to adequately protect our information systems from cyberattacks, which could result in the disclosure of confidential or proprietary information, including personal data, damage our reputation, and subject us to significant financial and legal exposure.
Risks Related to Financing, our Common Stock, and Capital Requirements
•We expect the stock price of our Common Stock to be highly volatile.
•Future sales and issuances of our securities could result in additional dilution of the percentage ownership of our stockholders and could cause our share price to fall.
•The listing of shares of our Common Stock does not currently comply with the rules of The Nasdaq Capital Market or any other Nasdaq Market tier. A delisting of our Common Stock from Nasdaq could subject us to substantial financial penalties and/or adversely affect our ability to raise additional capital through the public or private sale of equity securities and our investors’ ability to dispose of, or obtain accurate quotations as to the market value of, our Common Stock.
•The January 2024 Reverse Stock Split may have caused our stock price to decline relative to its value before the split and decreased the liquidity of shares of our Common Stock.

MARKET, INDUSTRY AND OTHER DATA
This Annual Report contains estimates, projections and other information concerning our industry, our business and the markets for our drug candidates, including data regarding the estimated size of such markets and the incidence of certain medical conditions. We obtained the industry, market and similar data set forth in this Annual Report from our internal estimates and research and from independent industry publications, governmental publications, reports by market research firms or other independent sources that we believe to be reliable sources. In some cases, we do not expressly refer to the sources from which this data is derived. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. Our internal data and estimates are based upon information obtained from trade and business organizations and other contacts in the industry in which we operate, and our management’s understanding of industry conditions. While we believe our internal research is reliable, it has not been verified by an independent source. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. We are responsible for all of the disclosure contained in this Annual Report, and we believe these industry publications and third-party research, surveys and studies are reliable. While we are not aware of any misstatements regarding any third-party information presented in this Annual Report, their estimates, in particular, as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties, and are subject to change based on various factors, including those discussed under the section entitled “Risk Factors” in this Annual Report, and elsewhere in this Annual Report.

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
Our lead product candidate, GRI-0621, is an oral inhibitor of type 1 Natural Killer T cells. GRI-0621 is also an oral formulation of tazarotene, a synthetic RAR-beta and gamma selective agonist, that is approved in the United States for topical treatment of psoriasis and acne. As of December 31, 2023, it has been evaluated in over 1,700 patients as an oral product for up to 52-weeks. We are developing GRI-0621 for the treatment of severe fibrotic lung diseases such as idiopathic pulmonary fibrosis (IPF), a life-threatening progressive fibrotic disease of the lung that affects approximately 140,000 people in the United States, with up to 40,000 new cases per year in the United States. Some estimate that IPF affects 3 million people globally. While there are currently two approved therapies for the treatment of lung fibrosis, neither has been associated with improvements in overall survival, and both therapies have been associated with significant side effects leading to poor therapeutic adherence. In preliminary data from our trials to date with GRI-0621, and earlier trials with oral tazarotene, we have observed GRI-0621 to be well-tolerated and to inhibit iNKT cell activity in subjects. We and others have shown that activated iNKT are upregulated in IPF, primary sclerosing cholangitis (PSC), non-alcoholic steatohepatitis (NASH), alcoholic liver disease (ALD), systemic lupus erythematosus disease (SLE), multiple sclerosis (MS), ulcerative colitis (UC) patients, as well as other indications. In these patients activated iNKT cells are correlated with more severe disease. The U.S. Food and Drug Administration (FDA) has cleared our IND application for GRI-0621 for the treatment of IPF and we plan to evaluate GRI-0621 in a randomized, double-blind, multi-center Phase 2a biomarker study, for which we commenced enrollment in December 2023. We expect topline results from this trial to be available in the second half of 2024.
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

Our Pipeline
We have retained global development and commercialization rights to all of the product candidates in our pipeline. The chart below summarizes key information about our programs. We are also progressing several preclinical and clinical assets that have shown promise in pre-clinical models associated with disease.
__________________
Figure 1. GRI’s pipeline - GRI-0621 and GRI-0803
Our initial focus is developing GRI-0621 for the treatment of IPF. GRI-0621 is an oral formulation of tazarotene, a synthetic retinoid acid receptor (RAR) -beta and gamma selective agonist that is approved in the United States for topical treatment of psoriasis and acne. GRI-0621 inhibits the activity of iNKT cells that have been shown to accumulate in IPF patients and other interstitial lung disease patients. We, and others, have shown that activated iNKT cells are overexpressed in IPF, hepatic and other fibrotic conditions and are significantly correlated with advanced disease. We believe GRI-0621 has the potential to treat multiple fibrotic and related diseases, including other pulmonary fibrotic diseases, NASH, ALD, renal fibrosis, acute-on-chronic liver failure, drug-induced liver injury (DILI) and other acute indications. In numerous preclinical studies, inhibiting the activity of iNKT cells significantly reduced inflammation, activation of macrophage populations, transforming growth factor (TGF)-beta and fibrosis. There are currently no therapeutics approved that specifically target iNKT cells.
We evaluated GRI-0621 in a pilot Phase 2a trial in 14 hepatically impaired chronic liver disease patients. The study was originally intended to evaluate 60 patients, but we made the administrative decision to halt the study after enrolling 14 patients due to recruitment challenges and updated guidance from the FDA regarding the design of NASH clinical studies. In this limited number of patients, GRI-0621 was observed to be well tolerated, however, the study was underpowered to meet its endpoints with statistical significance. In December 2023, we commenced enrollment in our Phase 2a trial and we expect topline results from this trial to be available in the second half of 2024.
We are also developing GRI-0803, a novel orally administered activator of type 2 NKT cells, from which we observed therapeutic benefit in multiple models of autoimmunity. We believe GRI-0803 has the potential to treat SLE and related kidney nephritis, MS, autoimmune hepatitis, and other autoimmune disorders.
In addition, we have a library of over 500 novel compounds acquired from JADO Technologies GmbH. The library was designed to mimic the structure and function of GRI-0124 (miltefosine), a potent activator of type 2 NKT cells. GRI-0803 is the lead product candidate selected from the library.
We are built upon decades of experience studying the activity of Natural Killert T (NKT) cells and their role in health and disease. Our company was founded by three immunologists, including an internationally recognized leader in NKT cell research who contributed to the initial characterization of NKT subsets, characterized the T cell receptor binding of type 1 and type 2 NKT cells with their respective ligands and identified and characterized the role of type 1 and type 2 NKT cells in inflammatory, fibrotic, and autoimmune disorders.
We believe that our founders’ and management’s experience provide unique insights into the activity of NKT cells and their role in chronic inflammatory, fibrotic, and autoimmune disorders. We are led by W. Marc Hertz, Ph.D., our President and Chief Executive Officer, a biotechnology executive who previously served as Chief Executive Officer of Pharmexa, Inc. and Multimeric Biotherapeutics, Inc. and as part of the senior management of Pharmexa A/S. Albert Agro, Ph.D., our Chief Medical Officer, has extensive experience in the biotech and pharmaceutical industries and previously held senior positions in global clinical development Boehringer Ingelheim International GmbH and Bayer Inc., as well as executive positions at Cynapsus Therapeutics Inc. (Chief Medical Officer), vTv Therapeutics Inc. (Sr. Vice President Development) and Sublimity Therapeutics Limited (Chief Executive Officer). Dr. Agro maintains a faculty appointment at McMaster University in the Department of Pathology and Molecular Medicine. Vipin Kumar Chaturvedi, Ph.D., our Chief Scientific Officer, is an internationally recognized leader in NKT cell research. GRI’s technologies are based on his work identifying NKT cell subsets and their differential roles in inflammatory, fibrotic, and autoimmune disease. Dr. Kumar is a Professor of Medicine and heads the Laboratory of Immune Regulation at the University of California, San Diego. We are supported by our board of directors

(the Board) and clinical advisory boards and have been funded to date by family offices and leading life sciences investors including TEP Biotech, LLC (TEP), Acquipharma Holdings Ltd and Altium Healthcare Inc.
Our Strategy
Our goal is to become a leader in developing and commercializing therapeutics that target diseases with significant unmet needs. Our initial focus is on developing product candidates that target the activity of NKT cells and their role in driving dysregulated immune responses. Our strategy is focused on the following key components:
•Efficiently advance the clinical development of GRI-0621 in IPF. We intend to conduct a randomized double-blind placebo-controlled Phase 2a trial in approximately 36 patients with IPF with topline data expected in the second half of 2024. This orphan disease is therapeutically underserved, and we believe that GRI-0621 may have the ability to become the first true disease-modifying therapy for these patients. Assuming a positive result in this trial, we plan to initiate a Phase 2b trial that could support an application for conditional approval of GRI-0621 in the European Union (EU) and could have the potential to be regarded as a registrational trial in the United States.
•Advance GRI-0803 through Phase 1a/1b studies initially targeting SLE. Subject to IND clearance, we intend to evaluate GRI-0803 in a Phase 1a and 1b trial initially targeting SLE. We expect to file an IND with respect to this trial in the first half of 2024.
•Leverage our understanding of iNKT and type 2 NKT cells in disease and continue evaluating GRI-0621, GRI-0803, and additional product candidates in subsequent indications. We intend to expand our leadership as a company dedicated to developing therapies that directly target the biological processes driving dysregulated immune responses. We also intend to selectively pursue business development opportunities to expand our product portfolio and supporting technologies.
•Continue to build a patient-focused company across a broad range of inflammatory, fibrotic and autoimmune diseases. In building a patient-focused company to address the needs of patients, we will work with clinicians, patient advocacy groups, medical centers of excellence, and medical key opinion leaders to better understand the symptoms and consequences of these diseases, to expeditiously develop and provide better treatments to patients, and to increase awareness of these diseases.
•Maximize the commercial value of our product candidates. We have retained worldwide development and commercial rights for all our product candidates. We intend to commercialize any products in our portfolio for which we receive regulatory approvals in certain rare indications in the United States and the EU with a limited and targeted commercial team. We also intend to retain the flexibility to evaluate strategic collaborations and to seek partners to commercialize our products in other geographies and for our products in highly prevalent indications which require significant investment to build a commercial infrastructure.
NKT Cells and the Immune System
Our approach is founded on the discovery that NKT cells are a functional link between the innate and adaptive immune systems and that dysregulated immune responses can be reset by regulating the activity of NKT cells to potentially treat a broad array of acute and chronic conditions.
__________________
Figure 2. NKT cells are innate-like T cells that bridge the adaptive and innate immune systems.
NKT cells are innate-like T cells that bridge the adaptive and innate immune systems (see Figure 2). They share properties of both NK and T cells, control the expression of key cytokines/chemokines, and are critical regulators of immune responses.

iNKT cells are effector T cells that can play a pathogenic role in lung, liver, and autoimmune indications; while type 2 NKT cells are regulatory T cells that inhibit the activity of iNKT cells, as well as other cell types, and support an anti-inflammatory response. Type 2 NKT cells can shift the response from a destructive pro-inflammatory and cytotoxic environment towards an anti-inflammatory and protective environment (see Figure 3) and are critical for minimizing the damage caused by inflammatory responses in certain fibrotic and autoimmune diseases.
__________________
Figure 3. iNKT and type 2 NKT cells have opposing roles in controlling inflammation (arrows in the left panel indicate activation and arrows in the right panel indicate inhibition).
Repeated activation of iNKT cells can lead to chronic pulmonary diseases and are elevated in patients. Regulating iNKT cell activity has been observed to be therapeutic in animal models of IPF and activated iNKT cells accumulate in the lungs of IPF, NASH and SLE patients, as well as other chronic inflammatory, fibrotic, and autoimmune disease populations.
__________________
Figure 4. Activated iNKT cells are increased in PBMC samples from IPF, NASH and SLE patients compared to healthy subjects.
Current IPF therapies slow the decline in lung function but do not improve overall survival. Regulating iNKT cell activity and their ability to promote macrophage polarization, TGF-beta production, and activation of myofibroblasts suggests they may reduce fibrosis progression and lead to improved survival outcomes in IPF. Activated iNKT cells are significantly upregulated in IPF patients and have the potential to be an important pharmacodynamic biomarker for these patients. We have observed that activated iNKT cells increase in NASH patients as the disease progresses from healthy individuals to mild non-alcoholic fatty liver disease and advanced NASH and believe iNKT may be a similar biomarker for IPF patients (see Figure 5).

__________________
Figure 5. CXCR3+ IFN-gamma+ activated iNKT cells increase in NASH patients as disease progresses from healthy, mild to advanced disease.
In models of pulmonary, renal, and hepatic fibrosis - including IPF, SLE, NASH, ALD, DILI, and autoimmune hepatitis - iNKT cells play an important pathogenic role in mediating tissue damage by rapidly accumulating, becoming activated and secreting cytokines and chemokines for induction of a pro-inflammatory cascade that includes activation of the IL-1beta inflammasome and neutrophil recruitment, differentiation and activation of pro-fibrotic myofibroblasts / hepatic stellate cells, collagen deposition and fibrosis.
GRI has also identified several modulators of type 2 NKT cell activity, including cis-tetracosenoyl sulfatide (sulfatide), certain phospholipids, and GRI-0124. GRI-0803, as well as GRI’s library of over 500 compounds, are structurally related to GRI-0124. In vivo administration of GRI-0803 and GRI-0124 activates type 2 NKT cells and inhibits the expansion of activated iNKT cells. Together, we believe these data support a model of iNKT inhibitors, such as GRI-0621, and type 2 NKT modulators, such GRI-0803, as well as GRI-0124 and GRI-0729, working together to balance inflammatory immune responses.
Pulmonary Disease
IPF is a rare life-threatening disease characterized by progressive fibrosis and abnormal scarring that destroys the structure and function of the lungs over time by blocking the movement of oxygen into the bloodstream, leading to their deterioration and destruction. The most common symptoms of IPF are shortness of breath and a dry persistent cough.
Our Product Candidate Portfolio
GRI-0621 for the treatment of IPF
GRI-0621 is an oral gel capsule formulation of an FDA-approved topical dermatology product, tazarotene (ethyl 6-[2-(4,4-dimethylthiochroman-6-yl)ethynyl]nicotinate), a synthetic RAR-beta and gamma-selective agonist and potent inhibitor of iNKT cells. Tazarotene is approved in topical formulations for psoriasis and acne and has been evaluated in over 1,700 patients as an oral product dosed in subjects for up to 52-weeks. The Company is developing GRI-0621 for the treatment of IPF.
IPF background and market opportunity
IPF is the most common and severe form of progressive pulmonary fibrosis, affecting approximately 140,000 patients in the United States. Up to 40,000 new cases are diagnosed in the United States each year, primarily affecting individuals between the ages of 65 and 70, and prevalence in the United States is expected to rise with an aging population. The median survival is between two to three years after diagnosis, and the average life expectancy for patients with confirmed IPF is between three and five years.

Current treatments for IPF and their limitations
Some IPF patients with mild or moderate symptoms are treated with either nintedanib, marketed as OFEV by Boehringer Ingelheim Pharmaceuticals, Inc., or pirfenidone, marketed as Esbriet by Genentech USA, Inc. These drugs have been shown to slow progression of decrease in lung function associated with IPF and deterioration of pulmonary function, but neither drug has been associated with improvements in overall survival, and both have been associated with significant side effects. It is estimated that over 60% of patients dosed with nintedanib have diarrhea and approximately 14% experience elevated levels of liver enzymes. Approximately 30% of patients treated with pirfenidone have skin rash, and approximately 9% experience photosensitivity, both of which can lead to dose reductions or discontinuations. Both agents have some efficacy in patients with more advanced disease, but high rates of discontinuations due to adverse events in these frailer patients limit their use. A survey of 290 physicians published by a third party in 2017 found that over half of IPF patients are not being treated with either agent for multiple reasons, including physicians not having sufficient confidence in clinical benefit and concerns about safety. A retrospective cohort analysis of prescription records conducted by researchers at the Mayo Clinic and presented in 2019 found that the adoption of pirfenidone and nintedanib by IPF patients was approximately 10% for each therapy, supporting the earlier observation that the majority of IPF patients are not actively being treated. Despite this, total worldwide sales of pirfenidone and nintedanib in 2019 were over $1.2 billion and $1.6 billion, respectively.
Our Solution - GRI-0621
We are developing GRI-0621 as an oral gel capsule formulation to treat IPF patients. GRI-0621 is differentiated from current IPF therapies because it is designed to reset the dysfunctional immune response driving disease by inhibiting the activity of iNKT cells, as opposed to targeting a symptom of the disease that is downstream of the dysregulated immune response. GRI-0621 has been evaluated as an oral formulation in approximately 1,700 psoriasis, acne, and liver disease patients and in those patient populations and studies, the molecule was well tolerated with typical reported adverse events associated with hypervitaminosis A (headache, back pain, foot pain, cheilitis, hyperglycemia, arthralgia, myalgia, joint disorder, nasal dryness, dry skin, rash, and dermatitis).
In preclinical studies, animals lacking iNKT cells were observed to be protected from fibrosis in models of IPF, NASH, ALD, autoimmune liver disease, and DILI. Similarly, inhibiting the activity of iNKT cells can protect and/or treat animals from developing fibrosis. Fibrosis is a complex dynamic process involving several signaling molecules, differentiation pathways, and multiple cell types in different tissues. Thus, when the wound repair mechanism goes awry due to chronic inflammation/injury, this results in tissue scarring, stiffness and eventually malfunction. Despite its complexity, scientific literature suggests that there are common biological mechanisms that drive fibrosis in different tissues such as lung, liver, and kidney.

In our preclinical studies, GRI-0621 administration in animal models of hepatic fibrosis was observed to inhibit secretion of pro-inflammatory cytokine secretion by iNKT cells (see Figure 6) and maturation and activation of pro-inflammatory Kupffer cells and pro-fibrogenic myofibroblasts/hepatic stellate cells (see Figures 7 and 10).
__________________
Figure 6. GRI-0621 observed to inhibit in vivo expansion and activation of iNKT cells and inhibits pro-inflammatory cytokines in animal models of fibrosis.
__________________
Figure 7. GRI-0621 observed to inhibit Kupffer cells and the activation and maturation of myofibroblasts / hepatic stellate cells.

Consistently, iNKT knock-out (KO) animals that lack iNKT cells were observed to fail to upregulate pro-fibrogenic genes relative to wild type animals (WT) in models of fibrosis (see Figure 8).
__________________
Figure 8. Inhibition of the key fibrogenic genes, including CTGF, observed in the iNKT-deficient animal model of fibrosis.
One of the most important signaling molecules driving fibrogenesis is TGF-beta. In our models of pulmonary and hepatic, and renal fibrosis, functional inactivation of iNKT cells with iNKT inhibitors or type 2 NKT cell activators led to a significant inhibition of this key mediator of fibrosis (see Figure 9).
__________________
Figure 9. Inhibition of iNKT cells significantly reduced TGF-beta in models of pulmonary and hepatic fibrosis.

In our preclinical studies, a reduction in pro-inflammatory cytokines, Kupffer cells, activated myofibroblasts, pro-fibrogenic gene expression and the critical soluble mediator of fibrosis, TGF-beta, resulted in reduced collagen deposition and fibrosis in liver and lung models of fibrosis (see Figures 10, 11, and 12).
__________________
Figure 10. Hepatic inflammation & steatosis (H&E), myofibroblast activation (“anti-SMA”) and fibrosis (“Sirius Red”) were inhibited (left histology panels and upper bar graphs) as well as IFN-gamma, TNF-alpha, and IL-2 (lower bar graphs) following GRI-0621 administration in the choline-deficient L-amino-defined model of NASH.
__________________
Figure 11. iNKT inhibitors observed to prevent inflammation, inflammatory cytokines, and TGF-beta in a bleomycin model of pulmonary fibrosis.
__________________
Figure 12. GRI-0621 observed to inhibit lung inflammation (H&E) and fibrosis (Mason’s Trichrome) in a bleomycin model of pulmonary fibrosis.

GRI-0621 Pilot Phase 2a Trial in Hepatically Impaired Subjects
We evaluated GRI-0621 in a pilot Phase 2a trial in hepatically impaired chronic liver disease patients. The study was originally intended to evaluate 60 patients, but we made the administrative decision to halt the study after enrolling 14 patients due to recruitment challenges and updated guidance from the FDA regarding the design of NASH clinical studies. In this limited number of patients, GRI-0621 was observed to be well tolerated and showed improvements in liver function tests, serum CK-18, and in iNKT cell activity, however, the study was underpowered to meet its endpoints with statistical significance. Adverse events were generally mild and consistent with RARb g agonism (see table below).

ALL-CAUSE	PLACEBO (n=4)	GRI-0621 4.5mg (n=4)	GRI-0621 6.0mg (n=5)
SERIOUS TEAEs	0	0	0
GRADE 1 TEAEs	0	0	0
GRADE 2 TEAEs	0	0	0
GRADE 3/4/5 TEAEs	0	0	0
TREATMENT RELATED
CHELITIS	0	0	0
NASEAU	0	0	0
DRY SKIN	0	0	0
PURITIS	0	0	0
HEADACHE	0	0	0
MYLAGIA	0	0	0
HYPERTENSION	0	0	1*
GASTROENTERITIS	0	0	0
TONSILITIS	0	0	1*
CREATINE PHOSPHOKINASE	0	0	0
LACTATE DEHYDROGENASE	0	0	0
POTASSIUM	0	0	0
__________________
* Grade 2 treatment emergent adverse events (TEAE)
GRI-0621 Manufacturing
We rely on third-party contract manufacturers to manufacture GRI-0621 for preclinical studies and clinical trials, and do not own manufacturing facilities for producing any preclinical study or clinical trial product supplies. We rely on a limited number of suppliers for drug product and engage a single manufacturer to produce our formulated GRI-0621 drug product for clinical studies, as is standard industry practice in early to mid-stage clinical development. If these suppliers are unable to supply to us in the quantities we require, or at all, or otherwise default on their supply obligations to us, we may not be able to obtain alternative supplies from other suppliers on acceptable terms, in a timely manner, or at all. In addition, if we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturer or manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or another regulatory authority. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget.
GRI-0621 Phase 2a Trial in Patients with IPF
In December 2023 we commenced enrollment for our Phase 2a trial. This trial will be a twelve-week, multicenter, multinational, randomized, placebo-controlled trial in approximately 36 patients with IPF. A 4.5 mg dose will be compared to placebo over twelve weeks of treatment in subjects with a confirmed diagnosis of IPF on background therapy. Subjects will complete a screening visit to evaluate their medical history, present condition, laboratory assessments, comorbidities, and concomitant medications. Based on these findings, subjects will be randomly assigned to one of two treatment arms: 4.5 mg of GRI-0621 or placebo in a 2:1 randomization. Weekly visits out to twelve weeks will evaluate safety, pharmacokinetics, and efficacy/mechanism of action of GRI-0621 as assessed by the activation of iNKT cells from both blood at weeks 6 and 12 and bronchi-alveolar lavage fluid at week 12. As a secondary endpoint, various biomarkers will also be evaluated to support the mechanism of action of GRI-0621. Subjects will be followed for at least two weeks after completion of dosing. This trial should take approximately six months to recruit the required number of subjects and be completed within approximately ten months of first subject’s first visit. Topline data from this trial should be available in the second half of 2024. Final results from this trial will be used to determine dose, safety sample size, clinically relevant endpoints, and duration in communication with the FDA in designing the registration program moving forward.
GRI-0803 for the Treatment of Lupus Nephritis Related to Systemic Lupus Erythematosus
Systemic Lupus Erythematosus Disease Background
SLE is the most common type of lupus, affecting between 160,000 - 200,000 patients in the United States, and as many as 24,000 people in the United States are diagnosed with the disease each year. SLE predominantly affects women and often starts between the ages of 15 and 44. SLE is an autoimmune disease in which the immune system attacks its own tissues, causing widespread inflammation and tissue damage in the affected organs. It can affect the joints, skin, brain, lungs, kidneys, and blood vessels. There is no cure for lupus, but medical interventions and lifestyle changes can help control it. While people of all races can have the disease, African American women have a three-times higher number of new cases than white, non-Hispanic women. African American women tend to develop the disease at a younger age than white, non-Hispanic women and develop more serious and life-threatening complications. It is also more common in women of Hispanic, Asian and Native American descent. Adherence to treatment regimens is often a problem, especially among young women of childbearing age. Because SLE treatment may require the use of strong immunosuppressive medications that can have serious side effects, female patients must stop taking the medication before and during pregnancy to protect unborn children from harm.
Current Treatments for SLE, their Limitations and Lupus Nephritis
The treatment and management of SLE depends on disease severity and disease manifestations. Hydroxychloroquine plays a central role in the long-term treatment of SLE and is the cornerstone of SLE therapy. Corticosteroids, nonsteroidal anti-inflammatory drugs, and immunosuppressive agents (e.g., azathioprine, cyclophosphamide, cyclosporine, methotrexate, and mycophenolate mofetil) have also been used in the treatment and management of SLE. These treatments are only modestly effective and present safety and/or immune suppression concerns with prolonged use. The B cell-depleting antibody rituximab, while not approved for treatment of SLE, appears to be beneficial in certain subsets of patients.
Two targeted therapies for SLE have been approved by the FDA in the past 50 years, belimumab and anifrolumab. In 2011, the FDA approved belimumab (Benlysta®), an antibody that targets B lymphocyte stimulator, for the treatment of mild to moderate SLE in combination with standard therapy, providing additional clinical validation of the therapeutic benefit of B cell-targeted therapy for autoimmune diseases. However, the modest therapeutic benefit of Benlysta® and delayed onset of disease intervention indicate the need for additional therapeutic strategies to inhibit overactive B cells. In 2021, the first-in-class type 1 interferon receptor antibody, anifrolumab, the first new drug for the disease in a decade, was approved for adults with moderate to severe disease who are receiving standard therapy.
Lupus nephritis is a common manifestation of SLE and can lead to irreversible renal impairment. This disease is complex, heterogeneous and involves multiple cell types as well as immune and non-immune mechanisms. Disease progression is characterized by glomerular injury, inflammation, cellular infiltration, and fibrosis. The deposition of immune complexes leads to inflammasome and type I interferon mediated pathways contributing to endothelial dysfunction in conjunction with complement-mediated injury owing to pathogenic antibodies.
Our Solution - GRI-0803
Scientific studies have suggested that iNKT plays an important pathogenic role in kidney diseases, including acute kidney injury, ischemic reperfusion injury and lupus nephritis. Accordingly, iNKT cells were activated in peripheral blood of lupus patients (see Figure 4, above) and in spontaneous models of lupus. Notably, activation of type 2 NKT leads to a dendritic cell-mediated inhibition of iNKT cells. In our preclinical studies, a type 2 NKT activating molecule, GRI-0803, was observed to inhibit both murine and human iNKT cells. Oral administration of GRI-0803, a type 2 NKT activating molecule, was observed to inhibit lupus nephritis and to significantly improve overall survival.
Following a weekly oral administration of GRI-0803 in a spontaneous model of lupus nephritis significant inhibition of pro-inflammatory cytokines, including IL-17 and IL-6 (see Figure 12) was observed. Other fibrogenic molecules, including TGF-beta, were also observed to be inhibited leading to blocking of collagen deposition and renal fibrosis (see Figure 13). This was observed to be accompanied by inhibition of cellular infiltration (including B cells and T cells) into the kidney and glomerular pathology. Furthermore, following GRI-0803 administration, significant inhibition of pathogenic anti-dsDNA antibodies, and proteinuria as measured in urine (see Figures 13 and 14) was observed. Additionally, GRI-0803 was observed to block activation of plasmacytoid dendritic cells and type I interferon signaling pathway genes involved in renal injury. Inhibition of renal disease was reflected in the improvement of overall survival of proteinuria-free animals.

Lipocalin 2 (LCN2) is a glycoprotein secreted by several immune cells and promotes pro-inflammatory immune responses in autoimmune diseases and suggested to be an indicator of the severity of lupus nephritis. Interestingly, among other inflammatory genes, significant inhibition of LCN2 expression in the kidney was observed in animals orally treated with GRI-0803 in comparison to that in the control group (see Figure 12).
__________________
Figure 12. Inhibition of several key pro-inflammatory, fibrotic and kidney disease promoting genes in a spontaneous lupus model observed following oral administration of GRI-0803.
__________________
Figure 13. GRI-0803 administration observed to inhibit inflammatory cellular infiltration (H&E), glomerular pathology (“PAS”), and kidney fibrosis (“Trichrome”) in a spontaneous lupus model.

__________________
Figure 14. Observed inhibition anti-dsDNA antibodies in serum and increased overall survival in a lupus model following treatment with GRI-0803.
__________________
Figure 15. Significant inhibition of proteinuria in urine and spontaneously occurring lupus nephritis observed in animals orally treated with GRI-0803.
GRI-0803 Manufacturing
We rely on third-party contract manufacturers to manufacture GRI-0803 for preclinical studies, and do not own manufacturing facilities for producing any preclinical study product supplies. We rely on a single or limited number of suppliers for drug product and engage a single manufacturer to produce our formulated GRI-0803 drug product for clinical studies, as is standard industry practice in early to mid-stage clinical development. If these suppliers are unable to supply to us in the quantities we require, or at all, or otherwise default on their supply obligations to us, we may not be able to obtain alternative supplies from other suppliers on acceptable terms, in a timely manner, or at all. In addition, if we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturer or manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or another regulatory authority. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget.
GRI-0803 Phase 1 Trial
We plan to initiate a Phase 1 trial upon completion of the toxicology program for GRI-0803. Assuming positive results, we anticipate filing an IND in the first half of 2024. The Single Ascending Dose (SAD) trial will be run in healthy volunteers. Up to six doses will be evaluated in cohorts of 12 subjects with 10 receiving a dose of GRI-0803 and two receiving placebo. The safety in each cohort will be evaluated with an Independent Safety Review Board (ISRB) along with the GRI clinical management. After completion of the first cohort, subsequent cohorts will begin within two weeks of dosing the previous cohort. Pharmacokinetics and safety will be the primary endpoint of the SAD trial. The completion of this trial should take approximately three months from when the first cohort is dosed.
The Multiple Ascending Dose (MAD) trial will begin upon the completion of Dose 3 in the SAD trial based on the recommendation of the ISRB. The MAD trial will examine four doses of GRI-0803 with doses dependent on the results of the SAD. A total of 10 subjects will be in each cohort: eight on GRI-0803 and two on placebo. Cohorts will be dosed for four weeks with two weeks of safety follow up post dosing with the first two cohorts being in healthy subjects and the two highest doses will be completed in patients with SLE. Safety and multi-dose pharmacokinetics will be the primary endpoint of the

MAD trial. Exploratory outcomes will be examined in the third and fourth cohorts and will include several biomarkers (e.g., cytokines) as well as NKT cell activation markers. The MAD trial should take approximately five months to complete with topline results available late in the fourth quarter of 2024.
Competitive Landscape
The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. While we believe that our technology, the expertise of our management team, clinical capabilities, research and development experience and scientific knowledge provide us with competitive advantages, we face increasing competition from many different sources, including biotechnology and biopharmaceutical companies, academic institutions, governmental agencies, and public and private research institutions. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.
There are several large biotechnology and biopharmaceutical companies that are currently pursuing the development of products for the treatment of conditions GRI is also targeting, or may target in the future, including IPF, SLE, MS, UC, PSC and NASH. While we know of no other companies currently in clinical development targeting NKT cells as a method of treating any of the above conditions, companies that we are aware of that are targeting the treatment of these diseases include large companies with significant financial resources such as:
IPF - AstraZeneca PLC, Boehringer Ingelheim International GmbH, Bristol-Myers Squibb Co., and Novartis AG. Additional smaller companies with significant resources include Avalyn Pharma Inc., Bellerophon Therapeutics, Inc., Endeavor Biomedicines, Inc., Horizon Therapeutics Public Limited Company, Pliant Therapeutics, Inc., Suzhou Zelgen Biopharmaceuticals Co. Ltd., United Therapeutics Corp and Vicore Pharma Holding AB.
SLE - Astellas Pharma Inc., AstraZeneca PLC, Aurinia Pharmaceuticals Inc., Biogen Inc., GlaxoSmithKline PLC, Johnson & Johnson, Nektar Therapeutics, Roche Holding AG and Sanofi SA. Additional smaller companies with significant resources include Anthera Pharmaceuticals, Inc., Aurinia Pharmaceuticals Inc., ImmuPharma PLC, Kezar Life Sciences, Inc., Vera Therapeutics, Inc. and Viela Bio, Inc.
PSC - Albireo Pharma, Inc., Avolynt Inc., Calliditas Therapeutics AB, Cascade Pharmaceuticals, Inc., Chemomab Therapeutics Ltd., CymaBay Therapeutics, Inc., Dr. Falk Pharma GmbH, Galmed Pharmaceuticals Ltd., Gannex Pharma Co. Ltd., Genfit Corp., Gilead Sciences, Inc., HighTide Therapeutics Inc., Immunic, Inc., Invea Therapeutics, Inc., LISCure Biosciences Inc., Mirum Pharmaceuticals, Inc., Morphic Holding, Inc., Pliant Therapeutics, Inc., Selecta Biosciences Inc., Sirnaomics, Inc. and Qing Bile Therapeutics.
NASH - AstraZeneca PLC, Eli Lilly and Company, Gilead Sciences, Inc., Merck & Co. Inc., Novo Nordisk A/S, Novartis AG, Pfizer Inc. and Roche Holding AG. Additional smaller companies with significant resources include: Enanta Pharmaceuticals Inc., Ionis Pharmceuticals Inc., NGM Biopharmaceuticals Inc., Pliant Therapeutics, Inc., Terns Pharmaceuticals, Inc. and 89bio, Inc.
MS - Biogen Inc., Bristol-Myers Squibb Co., EMD Serono, Inc., Johnson & Johnson, Merck & Co. Inc., Novartis AG, Sanofi, Teva Pharmaceuticals Industries LTD and Roche Holding AG.
UC - AbbVie Inc., AstraZeneca PLC, Bristol -Myers Squibb Co., Eli Lilly and Company, Gilead Sciences, Inc., Janssen Biotech, Inc., Johnson & Johnson, Pfizer Inc., Merck & Co. Inc., Millennium Pharmaceuticals, Inc., Protagonist Therapeutics, Inc., Roche Holding AG, and Takeda Pharmaceutical Co Ltd.
The key competitive factors affecting the success of our product candidates are likely to be efficacy, safety, cost, and convenience. Many of our competitors, either alone or with their collaborators, have significantly greater resources, established presence in the market, expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and reimbursement and marketing approved products than we do. These competitors also compete with us in recruiting and retaining qualified scientific, sales, marketing, and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Additional mergers and acquisitions may result in even more resources being concentrated in our competitors.
Intellectual Property
We strive to protect the proprietary technology and information commercially or strategically important to our business. We seek to obtain and maintain, patent rights intended to cover the technologies incorporated into, or used to produce, our therapeutic candidates, the compositions of matter of our therapeutic candidates and their methods of use and manufacture, as well as other inventions that are important to our business. We also seek to obtain strategic or commercially valuable patent rights in the United States and other jurisdictions.
To cover our proprietary technologies and our current pipeline of proprietary products and related methods, such as methods of use, we have filed patent applications representing six patent families. As of February 15, 2024, our patent estate included 12 issued United States patents, 2 United States pending non-provisional patent applications, 65 issued foreign patents and 16 foreign patent applications currently pending in various foreign jurisdictions.
Specifically, we own one patent family with claims directed to GRI-0621, and related methods of using the same to treat diseases, e.g. inflammatory conditions. Three United States and 20 foreign patents (Australia, Brazil, Canada, China, Europe (validated in nine countries), Hong Kong, Japan, South Korea, Mexico, and Russia) were granted in this family. Patent applications in this family are pending in multiple jurisdictions, including, for example, the European Patent Organization, China, Japan, and Korea. Patents in this patent family are expected to expire in 2032, absent any patent term adjustments or extensions.
We also own one patent family with claims directed to GRI-0803 and related methods of using the same to treat diseases. Three United States and nine foreign patents (Canada, Europe (validated in seven countries), and Hong Kong) were granted in this family. Patent applications in this family are pending in the United States and European Patent Organization. Patents in this patent family are expected to expire in 2032, absent any patent term adjustment or extension.
Additionally, we own one patent family relating to GRI-0729 and related methods of using the same to treat diseases. Four United States and 13 foreign patents (Canada, Europe (validated in 11 countries), and Hong Kong) have been granted in this family. Patents in this patent family are expected to expire in 2032, absent any patent term adjustment or extension.
We also own one patent family with claims directed to GRI-0124 and related methods of using the same to treat diseases. Fourteen foreign patents (Taiwan, Australia, China, Europe (validated in seven countries), Hong Kong, Israel, Mexico and Russia) were granted in this family. Patent applications in this family are pending, for example, in the United States, United Arab Emirates, Brazil, China, Japan, Russia, Canada, Hong Kong and South Korea. Patents in this patent family are expected to expire in 2035, absent any patent term adjustment or extension.
We continually assess and refine our intellectual property strategy as we develop new technologies and therapeutic candidates. As our business evolves, we may, among other activities, file additional patent applications in pursuit of our intellectual property strategy, to adapt to competition or to seize potential opportunities.
The term of individual patents depends upon the laws of the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing of a non-provisional patent application. However, the term of United States patents may be extended for delays incurred due to compliance with the FDA requirements or by delays encountered during prosecution that are caused by the United States Patent and Trademark Office (USPTO). For example, the Hatch-Waxman Act, permits a patent term extension for FDA-approved drugs of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and other jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our therapeutic candidates receive FDA approval, we expect to apply for patent term extensions on patents covering those therapeutic candidates. We intend to seek patent term extensions in any jurisdiction where these are available and where we also have a patent that may be eligible; however there is no guarantee that the applicable authorities, including the USPTO and FDA, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions.
Further, we expect to rely on data exclusivity, market exclusivity, patent term adjustment and patent term extensions when available.
Government Regulation and Product Approval
Government authorities in the United States, at the federal, state and local level, and in other countries, extensively regulate, among other things, the research, development, clinical trials, testing, manufacture (including any manufacturing changes), authorization, pharmacovigilance, adverse event reporting, recalls, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, import and export of pharmaceutical products and product candidates such as those we are developing. The processes for obtaining regulatory approvals in the United States and in foreign countries, along with subsequent compliance with applicable statutes and regulations, require the expenditure of substantial time and financial resources.

United States Government Regulation
In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (FDCA) and its implementing regulations. Failure to comply with the applicable United States requirements at any time during the product development process, approval process or after approval, may subject an applicant to a variety of administrative or judicial sanctions brought by the FDA and the Department of Justice (DOJ), or other governmental entities, such as the FDA’s refusal to approve pending NDAs, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil and/or criminal penalties.
The process required by the FDA before a new drug may be marketed in the United States generally involves the following:
•completion of nonclinical and preclinical studies, such as laboratory tests, potentially animal studies and formulation studies, in compliance with FDA regulations for Good Laboratory Practices (GLPs) and other applicable regulations;
•submission to the FDA of an IND, which must become effective before human clinical trials may begin;
•approval by an IRB covering each clinical site before a trial may be initiated;
•performance of adequate and well-controlled human clinical trials in accordance with good clinical practices (GCPs) to establish the safety and efficacy of the proposed drug product for each indication;
•submission to the FDA of an NDA with payment of application user fees, if applicable, and FDA acceptance of that NDA;
•satisfactory completion of an FDA advisory committee review, if applicable;
•satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practices (cGMPs) and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;
•satisfactory completion of audits of clinical trial sites conducted by FDA to assure compliance with GCPs and the integrity of clinical data; and
•FDA review and approval of the NDA.
Preclinical Studies
Preclinical or nonclinical studies include laboratory evaluation of product chemistry, toxicity and formulation, as well as potential animal studies to assess potential safety and efficacy. The Consolidated Appropriations Act for 2023, signed into law on December 29, 2022, (P.L. 117-328) amended the FDCA to specify that nonclinical testing for drugs may, but is not required to, include in vivo animal testing. According to the amended language, a sponsor may fulfill nonclinical testing requirements by completing various in vitro assays (e.g., cell-based assays, organ chips, or microphysiological systems), in silico studies (i.e., computer modeling), other human or non-human biology-based tests (e.g., bioprinting), or in vivo animal tests.
Preclinical tests intended for submission to the FDA to support the safety of a product candidate must be conducted in compliance with GLP regulations and the U.S. Department of Agriculture’s Animal Welfare Act. A drug sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data and any available ex-U.S. clinical data or relevant literature, among other things, to the FDA as part of an IND. Some nonclinical testing may continue even after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence. A clinical hold may occur at any time during the life of an IND and may affect one or more specific studies or all studies conducted under the IND.
Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product candidate has been associated with unexpected serious harm to patients.
Clinical Trials
Clinical trials involve the administration of the IND to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial (unless the consent requirement has been waived by an IRB) along with the requirement to ensure that the data and results reported from the clinical trials are credible and accurate. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, the criteria for determining subject eligibility, the dosing plan, the parameters to be used in monitoring safety, the procedure for timely reporting of adverse events, and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, an IRB must review and approve the plan for any clinical trial before it commences.
Information about certain clinical trials and clinical trial results must be submitted within specific timeframes to the National Institutes of Health for public dissemination on the Clinicaltrials.gov registry. Failure to timely register a covered clinical study or to submit study results as provided for in the law can give rise to civil monetary penalties and also prevent the non-compliant party from receiving future grant funds from the federal government. The government has brought enforcement actions against clinical trial sponsors that fail to comply with such requirements.
Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined:
Phase 1: The product candidate is initially introduced into healthy human subjects or patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness. During Phase 1 clinical trials, sufficient information about the investigational drug’s pharmacokinetics and pharmacological effects may be obtained to permit the design of well-controlled and scientifically valid Phase 2 clinical trials.
Phase 2: The product candidate is administered to a larger, but still limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted indications and to determine dosage tolerance and optimal dosage. Phase 2 clinical trials are typically well-controlled and closely monitored.
Phase 3: The product candidate is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product, and to provide adequate information for the labeling of the product. Phase 3 clinical trials usually involve a larger number of participants than a Phase 2 clinical trial.
Post-approval trials, sometimes referred to as “Phase 4” clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, FDA may mandate the performance of “Phase 4” clinical trials.
Human clinical trials are inherently uncertain, and Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Moreover, a given clinical trial may combine the elements of more than one phase and a company’s designation of a clinical trial as being of a particular phase is not necessarily indicative that the study will be sufficient to satisfy the FDA requirements of that phase because this determination cannot be made until the protocol and data have been submitted and reviewed.
A pivotal trial is a clinical trial that is believed to satisfy FDA requirements for the evaluation of a product candidate’s safety and efficacy such that it can be used, alone or with other pivotal or non-pivotal trials, to support regulatory approval. Generally, pivotal trials are Phase 3 trials, but they may be Phase 2 trials if the design provides a well-controlled and reliable assessment of clinical benefit, particularly in an area of unmet medical need. In recent years, the FDA has been increasingly willing to exercise regulatory flexibility when determining the types, amount, and timing of data submissions to support the demonstration of a “substantial evidence of effectiveness,” which is the legal standard applicable to new drug approvals and is discussed further below.
Congress also recently amended the FDCA in order to require sponsors of a Phase 3 clinical trial, or other “pivotal study” of a new drug to support marketing authorization, to design and submit a diversity action plan for such clinical trial. The action plan must include the sponsor’s diversity goals for enrollment, as well as a rationale for the goals and a description of how the sponsor will meet them. Sponsors must submit a diversity action plan to the FDA by the time the sponsor submits the relevant clinical trial protocol to the agency for review. The FDA may grant a waiver for some or all of the requirements for a diversity action plan. If the FDA objects to a sponsor’s diversity action plan or otherwise requires significant changes to be made, it could potentially delay initiation of the relevant clinical trial.
Interactions with FDA During the Clinical Development Program
Following the clearance of an IND and the commencement of clinical trials, the sponsor will continue to have interactions with the FDA. Progress reports detailing the results of clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the product; and any clinically important increase in the occurrence of a serious suspected adverse reaction over that listed in the protocol or investigator brochure.
In addition, sponsors are given opportunities to meet with the FDA at certain points in the clinical development program. Specifically, sponsors may meet with the FDA prior to the submission of an IND (pre-IND meeting), at the end of Phase 2 clinical trial (EOP2 meeting) and before an NDA is submitted (pre-NDA meeting). Meetings at other times may also be requested. These meetings provide an opportunity for the sponsor to share information about the data gathered to date with the FDA and for the FDA to provide advice on the next phase of development. For example, at an EOP2, a sponsor may discuss its Phase 2 clinical results and present its plans for the pivotal Phase 3 clinical trial(s) that it believes will support the approval of the new product. Such meetings may be conducted in person, via teleconference/videoconference or written response only with minutes reflecting the questions that the sponsor posed to the FDA and the agency’s responses. The FDA has indicated that its responses, as conveyed in meeting minutes and advice letters, only constitute recommendations and/or advice made to a sponsor and, as such, sponsors are not bound by such recommendations and/or advice. Nonetheless, from a practical perspective, a sponsor’s failure to follow the FDA’s recommendations for design of a clinical program may put the program at significant risk of failure.
Acceptance of NDAs
Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, along with information relating to the product’s chemistry, manufacturing, controls, safety updates, patent information, abuse information and proposed labeling, are submitted to the FDA as part of an application requesting approval to market the product candidate for one or more indications. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of a drug product. The fee required for the submission and review of an application under the Prescription Drug User Fee Act (PDUFA) is substantial, and the sponsor of an approved application is also subject to an annual program fee assessed based on eligible prescription drug products. These fees are typically adjusted annually, and exemptions and waivers may be available under certain circumstances, such as where a waiver is necessary to protect the public health, where the fee would present a significant barrier to innovation, or where the applicant is a small business submitting its first human therapeutic application for review.
The FDA conducts a preliminary review of all applications within 60 days of receipt and must inform the sponsor at that time or before whether an application is sufficiently complete to permit substantive review. In pertinent part, the FDA’s regulations state that an application “shall not be considered as filed until all pertinent information and data have been received” by the FDA. In the event that the FDA determines that an application does not satisfy this standard, it will issue a Refuse to File (RTF) determination to the applicant. Typically, an RTF will be based on administrative incompleteness, such as clear omission of information or sections of required information; scientific incompleteness, such as omission of critical data, information or analyses needed to evaluate safety and efficacy or provide adequate directions for use; or inadequate content, presentation, or organization of information such that substantive and meaningful review is precluded. The FDA may request additional information rather than accept an application for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing.
Review of NDAs
After the submission is accepted for filing, the FDA begins an in-depth substantive review of the application. The FDA reviews the application to determine, among other things, whether the proposed product is safe and effective for its intended use, whether it has an acceptable purity profile and whether the product is being manufactured in accordance with cGMPs.
Under the goals and policies agreed to by the FDA under PDUFA, the FDA has ten months from the filing date in which to complete its initial review of a standard application that is a new molecular entity, and six months from the filing date for an application with “priority review.” The review process may be extended by the FDA for three additional months to consider new information or in the case of a clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission. Despite these review goals, the NDA review process can be very lengthy and it is not uncommon for FDA review of an application to extend beyond the PDUFA target action date. Most innovative drug products (other than biological products) obtain FDA marketing approval pursuant to an NDA submitted under Section 505(b)(1) of the FDCA, commonly referred to as a traditional or “full NDA.” In 1984, with passage of the Hatch-Waxman Act that established an abbreviated regulatory scheme authorizing the FDA to approve generic drugs based on an innovator or “reference” product, Congress also enacted Section 505(b)(2) of the FDCA, which provides a hybrid pathway combining features of a traditional NDA and a generic drug application. Section 505(b)(2) enables the applicant to rely, in part, on the FDA’s prior findings of safety and efficacy data for an existing product, or published literature, in support of its application. Section 505(b)(2) NDAs may provide an alternate path to FDA approval for new or improved formulations or new uses of previously approved products that would require new clinical data to demonstrate safety or effectiveness. Section 505(b)(2) permits the filing of an NDA in which the applicant relies, at least in part, on information from studies made to show whether a drug is safe or effective that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use. A Section 505(b)(2) applicant may eliminate or reduce the need to conduct certain preclinical or clinical studies, if it can establish that reliance on studies conducted for a previously-approved product is scientifically appropriate. The FDA may also require companies to perform additional studies or measurements, including nonclinical and clinical studies, to support the change from the approved product. The types of studies and extent of data necessary to establish the safety and/or effectiveness of the new product, such as the effects of changing the drug’s route of administration from topical to oral, are scientifically driven and determined on a case-by-case basis. The FDA may then approve the new product candidate for all or some of the labeled indications for which the referenced product has been approved, as well as for any new indication for which the Section 505(b)(2) NDA applicant has submitted data.
In connection with its review of an application, the FDA will typically submit information requests to the applicant and set deadlines for responses thereto. The FDA will also conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether the manufacturing processes and facilities comply with cGMPs. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMPs and are adequate to assure consistent production of the product within required specifications.
The FDA also may inspect the sponsor and one or more clinical trial sites to assure compliance with IND and GCP requirements and the integrity of the clinical data submitted to the FDA. To ensure compliance with cGMPs and GCPs by its employees and third-party contractors, an applicant may incur significant expenditure of time, money and effort in the areas of training, record keeping, production and quality control. The FDA generally accepts data from foreign clinical trials in support of an NDA if the trials were conducted under an IND. If a foreign clinical trial is not conducted under an IND, the FDA nevertheless may accept the data in support of an NDA if the study was conducted in accordance with GCPs and the FDA is able to validate the data through an on-site inspection, if deemed necessary. Although the FDA generally requests that marketing applications be supported by some data from domestic clinical trials, the FDA may accept foreign data as the sole basis for marketing approval if (1) the foreign data are applicable to the United States population and United States medical practice, (2) the studies were performed by clinical investigators with recognized competence, and (3) the data may be considered valid without the need for an on-site inspection or, if the FDA considers the inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means.
Additionally, the FDA may refer an application, including applications for novel product candidates which present difficult questions of safety or efficacy, to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it considers such recommendations when making final decisions on approval.
Data from clinical trials are not always conclusive, and the FDA or its advisory committee may interpret data differently than the sponsor interprets the same data. The FDA may also re-analyze the clinical trial data, which could result in extensive discussions between the FDA and the applicant during the review process or delay, limit or prevent regulatory approval. The FDA may not grant approval on a timely basis, or at all.
The FDA also may require submission of a risk evaluation and mitigation strategy (REMS) if it determines that a REMS is necessary to ensure that the benefits of the drug product outweigh its risks and to assure the safe use of the product. The REMS could include medication guides, physician communication plans, assessment plans and/or elements to assure safe use, such as restricted distribution methods, patient registries or other risk minimization tools. The FDA determines the requirement for a REMS, as well as the specific REMS provisions, on a case-by-case basis. If the FDA concludes a REMS is needed, the sponsor of the application must submit a proposed REMS and the FDA will not approve the application without a REMS.
In addition, under the Pediatric Research Equity Act of 2003, as amended and reauthorized, certain NDAs or supplements to an NDA must contain data that are adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults or full or partial waivers from the pediatric data requirements. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation.

Decisions on NDAs
The FDA reviews an applicant to determine, among other things, whether the product is safe and whether it is effective for its intended use(s), with the latter determination being made on the basis of substantial evidence. The term “substantial evidence” is defined under the FDCA as “evidence consisting of adequate and well-controlled investigations, including clinical investigations, by experts qualified by scientific training and experience to evaluate the effectiveness of the product involved, on the basis of which it could fairly and responsibly be concluded by such experts that the product will have the effect it purports or is represented to have under the conditions of use prescribed, recommended, or suggested in the labeling or proposed labeling thereof.”
The FDA has interpreted this evidentiary standard to require at least two adequate and well-controlled clinical investigations to establish effectiveness of a new product. Under certain circumstances, however, the FDA has indicated that a single trial with certain characteristics and additional information may satisfy this standard. This approach was subsequently endorsed by Congress in 1998 with legislation providing, in pertinent part, that “If [the FDA] determines, based on relevant science, that data from one adequate and well-controlled clinical investigation and confirmatory evidence (obtained prior to or after such investigation) are sufficient to establish effectiveness, the FDA may consider such data and evidence to constitute substantial evidence.” This modification to the law recognized the potential for the FDA to find that one adequate and well controlled clinical investigation with confirmatory evidence, including supportive data outside of a controlled trial, is sufficient to establish effectiveness. In December 2019, the FDA issued draft guidance further explaining the studies that are needed to establish substantial evidence of effectiveness. In September 2023, the agency supplemented and expanded the recommendations in the 2019 “substantial evidence of effectiveness” draft guidance with a second draft guidance entitled “Demonstrating Substantial Evidence of Effectiveness Based on One Adequate and Well-Controlled Clinical Investigation and Confirmatory Evidence.” The second document complements the first by providing further detail on the use of data drawn from one or more sources (e.g., clinical data, mechanistic data, animal data) in order to support the results of one adequate and well-controlled clinical investigation and provides examples of types of data that could be considered confirmatory evidence. Due to the case-by-case nature of such determinations, the FDA continues to emphasize the need for sponsors to engage early with the agency if they intend to establish substantial evidence of effectiveness with one adequate and well-controlled clinical investigation plus confirmatory evidence.
After evaluating the application and all related information, including the advisory committee recommendations, if any, and inspection reports of manufacturing facilities and clinical trial sites, the FDA will issue either a Complete Response Letter (CRL) or an approval letter. To reach this determination, the FDA must determine that the drug is effective and that its expected benefits outweigh its potential risks to patients. This “benefit-risk” assessment is informed by the extensive body of evidence about the product’s safety and efficacy in the NDA. This assessment is also informed by other factors, including: the severity of the underlying condition and how well patients’ medical needs are addressed by currently available therapies; uncertainty about how the premarket clinical trial evidence will extrapolate to real-world use of the product in the post-market setting; and whether risk management tools are necessary to manage specific risks. In connection with this assessment, the FDA review team will assemble all individual reviews and other documents into an “action package,” which becomes the record for FDA review. The review team then issues a recommendation, and a senior FDA official makes a decision.
A CRL indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A CRL generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. The CRL may require additional clinical or other data, additional pivotal Phase 3 clinical trial(s) and/or other significant and time- consuming requirements related to clinical trials, preclinical studies or manufacturing. If a CRL is issued, the applicant will have one year to respond to the deficiencies identified by the FDA, at which time the FDA can deem the application withdrawn or, in its discretion, grant the applicant an additional six-month extension to respond. The FDA has committed to reviewing resubmissions in response to an issued CRL in either two or six months depending on the type of information included. Even with the submission of this additional information, however, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.
An approval letter, on the other hand, authorizes commercial marketing of the product with specific prescribing information for specific indications. That is, the approval will be limited to the conditions of use (e.g., patient population, indication) described in the FDA-approved labeling. Further, depending on the specific risk(s) to be addressed, the FDA may require that contraindications, warnings or precautions be included in the product labeling, require that post-approval trials, including Phase 4 clinical trials, be conducted to further assess a product’s safety after approval, require testing and surveillance programs to monitor the product after commercialization or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a REMS which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing trials or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Special FDA Expedited Review Programs
The FDA is authorized to designate certain products for expedited development or review if they are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. These programs include fast track designation, breakthrough therapy designation, and priority review designation. The purpose of these programs is to provide important new drugs to patients earlier than under standard FDA review procedures.
To be eligible for a fast track designation, the FDA must determine, based on the request of a sponsor, that a product is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need. The FDA will determine that a product will fill an unmet medical need if it will provide a therapy where none exists or provide a therapy that may be potentially superior to existing therapy based on efficacy or safety factors. Fast track designation provides additional opportunities for interaction with the FDA’s review team and may allow for a rolling review of NDA components before the completed application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA. In addition, fast track designation may be withdrawn by the sponsor or rescinded by the FDA if the designation is no longer supported by data emerging in the clinical trial process.
In addition, with the enactment of the FDA Safety and Innovation Act (FDASIA) in 2012, Congress created a new regulatory program for therapeutic candidates designated by the FDA as “breakthrough therapies” upon a request made by the IND sponsors. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA must take certain actions with respect to breakthrough therapies, such as holding timely meetings with and providing advice to the product sponsor, intended to expedite the development and review of an application for approval of a breakthrough therapy.
Finally, the FDA may designate a product for priority review if it is a drug that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA determines at the time that the marketing application is submitted, on a case-by-case basis, whether the proposed drug represents a significant improvement in treatment, prevention or diagnosis of disease when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting drug reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, or evidence of safety and effectiveness in a new subpopulation. A priority review designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for taking action on a marketing application from ten months to six months for an NDA for a new molecular entity from the date of filing.
Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. Furthermore, fast track designation, breakthrough therapy designation and priority review do not change the standards for approval and may not ultimately expedite the development or approval process.
Accelerated Approval Pathway
In addition, a product studied for its safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval, meaning that it may be approved on (i) the basis of adequate and well-controlled clinical trials establishing that the drug product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or (ii) on an intermediate clinical endpoint that can be measured earlier than irreversible morbidity or mortality (IMM) and that is reasonably likely to predict an effect on IMM or other clinical benefits, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require a sponsor of a drug receiving accelerated approval to perform post-marketing studies to verify and describe the predicted effect on IMM or other clinical endpoints, and the drug may be subject to expedited withdrawal procedures. Drugs granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval. All promotional materials for drug products being considered and approved under the accelerated approval program are subject to prior review by the FDA.
For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit but is not itself a measure of clinical benefit. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. An intermediate clinical endpoint is a measurement of a therapeutic effect that is considered reasonably likely to predict the clinical benefit of a drug, such as an effect on IMM. The FDA has limited experience with accelerated approvals based on intermediate clinical endpoints but has indicated that such endpoints generally may support accelerated approval when the therapeutic effect measured by the endpoint is not itself a clinical benefit and basis for traditional approval, if there is a basis for concluding that the therapeutic effect is reasonably likely to predict the ultimate long-term clinical benefit of a drug.
The accelerated approval pathway is most often used in settings in which the course of a disease is long and an extended period of time is required to measure the intended clinical benefit of a drug, even if the effect on the surrogate or intermediate clinical endpoint occurs rapidly. For example, accelerated approval has been used extensively in the development and approval of drugs for treatment of a variety of cancers in which the goal of therapy is generally to improve survival or decrease morbidity and the duration of the typical disease course requires lengthy and sometimes large clinical trials to demonstrate a clinical or survival benefit.
The accelerated approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. As a result, a drug candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. In addition, as part of the Consolidated Appropriations Act for 2023, Congress provided FDA additional statutory authority to mitigate potential risks to patients from continued marketing of ineffective drugs previously granted accelerated approval. Under these amendments to the FDCA, the agency may require a sponsor of a product granted accelerated approval to have a confirmatory trial underway prior to approval. The sponsor must also submit progress reports on a confirmatory trial every six months until the trial is complete, and such reports will be published on FDA’s website. Failure to conduct required post-approval studies, or to confirm the predicted clinical benefit of the product during post-marketing studies, would allow the FDA to withdraw approval of the drug. Congress also recently amended the law to give FDA the option of using expedited procedures to withdraw product approval if the sponsor’s confirmatory trial fails to verify the claimed clinical benefits of the product. All promotional materials for drug products being considered and approved under the accelerated approval program are subject to prior review by the FDA. Prior to the recent statutory amendments enacted by Congress, several oncology sponsors voluntarily withdrew specific indications for their drug products that were being marketed pursuant to accelerated approval. More recently, in February 2024 the FDA announced its first use of the law’s amended procedures to withdraw an accelerated approval following the drug’s confirmatory study failing to verify clinical benefit. Scrutiny of the accelerated approval pathway is likely to continue in the coming years and may lead to further legislative and/or administrative changes in the future.
Post-Approval Requirements
Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. Certain modifications to the product, including changes in indications or manufacturing processes or facilities, may require the applicant to develop additional data or conduct additional preclinical studies and clinical trials to support the submission to FDA. As previously noted, there also are continuing, annual user fee requirements for any marketed products, as well as new application fees for supplemental applications with clinical data.
The FDA may impose a number of post-approval requirements as a condition of approval of an NDA. For example, the FDA may require post-marketing testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.
In addition, FDA regulations require that products be manufactured in specific approved facilities and in accordance with cGMPs. The cGMPs include requirements relating to the organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports and returned or salvaged products. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and some state agencies and are subject to periodic unannounced inspections by the FDA for compliance with cGMPs and other laws. Changes to the manufacturing process are strictly regulated and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMPs and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers. Accordingly, manufacturers must continue to expend time, money, and effort in production and quality control to maintain compliance with cGMPs and other aspects of quality control and quality assurance.
The FDA strictly regulates the marketing, labeling, advertising and promotion of drug products that are placed on the market. A product cannot be commercially promoted before it is approved, and approved drugs may generally be promoted only for their approved indications and for use in patient populations described in the product’s approved labeling. Promotional claims must also be consistent with the product’s FDA-approved label, including claims related to safety and effectiveness. The government closely scrutinizes the promotion of prescription drugs in specific contexts such as direct-to-consumer advertising, industry-

sponsored scientific and educational activities, and promotional activities involving the Internet and social media. Although physicians may prescribe legally available products for off-label uses, manufacturers may not market or promote such uses. The FDA has recently published a draft guidance outlining modernized recommendations for how drug manufacturers can share truthful, scientifically sound, and clinically relevant information on unapproved uses with health care providers.
Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences of regulatory non-compliance include, among other things:
•restrictions on, or suspensions of, the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•interruption of production processes, including the shutdown of manufacturing facilities or production lines or the imposition of new manufacturing requirements;
•fines, warning letters or other enforcement letters or clinical holds on post-approval clinical trials;
•mandated modification of promotional materials and labeling and the issuance of corrective information;
•refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product approvals;
•product seizure or detention, or refusal to permit the import or export of products;
•injunctions or the imposition of civil or criminal penalties; or
•consent decrees, corporate integrity agreements, debarment, or exclusion from federal healthcare programs.
In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act (PDMA) which regulates the distribution of drugs and drug samples at the federal level and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. More recently, the Drug Supply Chain Security Act (the DSCSA), was enacted with the aim of building an electronic system to identify and trace certain prescription drugs distributed in the United States. The DSCSA mandated phased-in and resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors, and dispensers over a 10-year period that was designed to culminate in November 2023. However, the FDA announced a one-year “stabilization period” until November 2024, to accommodate additional time that trading partners in the pharmaceutical supply chain needed in order to fully implement DSCSA requirements for electronic drug tracing at the package level.
From time to time, new legislation and regulations may be implemented that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. For example, FDA released proposed regulations in February 2022 to amend the national standards for licensing of wholesale drug distributors by the states; establish new minimum standards for state licensing third-party logistics providers; and create a federal system for licensure for use in the absence of a State program, each of which is mandated by the DSCSA. It is impossible to predict whether further legislative or regulatory changes will be enacted, or FDA regulations, guidance or interpretations changed or what the impact of such changes, if any, may be.
Regulatory Exclusivity and Approval of Follow-on Products
Hatch-Waxman Exclusivity
In addition to enacting Section 505(b)(2) of the FDCA as part of the Hatch-Waxman Amendments to the FDCA, Congress also established an abbreviated regulatory scheme authorizing the FDA to approve generic drugs that are shown to contain the same active ingredients as, and to be bioequivalent to, drugs previously approved by the FDA pursuant to NDAs. To obtain approval of a generic drug, an applicant must submit an abbreviated new drug application (ANDA) to the agency. An ANDA is a comprehensive submission that contains, among other things, data and information pertaining to the active pharmaceutical ingredient, bioequivalence, drug product formulation, specifications and stability of the generic drug, as well as analytical methods, manufacturing process validation data and quality control procedures. ANDAs are “abbreviated” because they cannot include preclinical and clinical data to demonstrate safety and effectiveness. Instead, in support of such applications, a generic manufacturer must rely on the preclinical and clinical testing previously conducted for a drug product previously approved under an NDA, known as the reference listed drug (RLD).

Specifically, in order for an ANDA to be approved, the FDA must find that the generic version is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form, the strength of the drug and the conditions of use of the drug. At the same time, the FDA must also determine that the generic drug is “bioequivalent” to the innovator drug. Under the statute, a generic drug is bioequivalent to an RLD if “the rate and extent of absorption of the drug do not show a significant difference from the rate and extent of absorption of the listed drug.” Unlike the 505(b)(2) NDA pathway that permits a follow-on applicant to conduct and submit data from additional clinical trials or nonclinical studies in order to support the proposed change(s) to the reference product, the ANDA regulatory pathway does not allow applicants to submit new clinical data other than bioavailability or bioequivalence data.
Upon approval of an ANDA, the FDA indicates whether the generic product is “therapeutically equivalent” to the RLD in its publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” also referred to as the “Orange Book.” Physicians and pharmacists consider a therapeutically equivalent generic drug to be fully substitutable for the RLD. In addition, by operation of certain state laws and numerous health insurance programs, the FDA’s designation of therapeutic equivalence often results in substitution of the generic drug without the knowledge or consent of either the prescribing physician or patient. Given the importance of such Orange Book designations to the practice of pharmacy, Congress recently directed FDA to perform therapeutic equivalence evaluations for certain 505(b)(2) drugs no later than six months after approval when the applicant requests such an evaluation.
As part of the NDA review and approval process, applicants are required to list with the FDA each patent that has claims that cover the applicant’s product or method of therapeutic use. Upon approval of a new drug, each of the patents listed in the application for the drug is then published in the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential follow-on competitors in support of approval of an ANDA or 505(b)(2) NDA. FDA’s role in this process is purely “ministerial” and it does not review or assess the claims within each patent to determine whether they cover the drug product or its approved method of use. Patents that may fall outside the scope of what the FDCA and FDA’s implementing regulations define as needing to be listed by the NDA holder are periodically challenged by competitors and other stakeholders, either through FDA’s administrative challenge process or in the court system as anticompetitive or unfair behavior. In particular, the FTC issued a policy statement in September 2023 indicating that it would be scrutinizing the “improper” submission of patents for listing in the Orange Book on the basis that such listings may harm competition from cheaper generic alternatives and keep brand prices artificially high. The FTC followed that action in November 2023 by publicly calling out over 100 “improper” patent listings made by ten large pharmaceutical companies and initiating an FDA administrative process with respect to those patents. It remains to be seen whether the FTC, other governmental agencies, pharmaceutical manufacturers, or other stakeholders continue to prioritize the policy issue of “improper” patent listings and whether significant litigation will develop in this area.
When an ANDA applicant submits its application to the FDA, it is required to certify to the FDA concerning any patents listed for the reference product in the FDA’s Orange Book. Specifically, the applicant must certify that: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new product. Moreover, to the extent that the Section 505(b)(2) NDA applicant is relying on studies conducted for an already approved product, the applicant also is required to certify to the FDA concerning any patents listed for the NDA-approved product in the Orange Book to the same extent that an ANDA applicant would.
If the follow-on applicant does not challenge the innovator’s listed patents, the FDA will not approve the ANDA or 505(b)(2) application until all the listed patents claiming the referenced product have expired. A certification that the new product will not infringe the already approved product’s listed patents, or that such patents are invalid, is called a Paragraph IV certification. If the follow-on applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days of the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA or 505(b)(2) NDA until the earlier of 30 months, expiration of the patent, settlement of the lawsuit, or a decision in the infringement case that is favorable to the ANDA or 505(b)(2) applicant.
An ANDA or 505(b)(2) application also will not be approved until any applicable non-patent exclusivities listed in the Orange Book for the referenced product have expired. The Hatch-Waxman Amendments to the FDCA provided a five-year period of non-patent data exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity (NCE). For the purposes of this provision, an NCE is a drug that contains no active moiety that has previously been approved by the FDA in any other NDA. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. In cases where such NCE exclusivity has been granted, an ANDA or 505(b)(2) NDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, in which case the applicant may submit its application four years following the original product approval.

The FDCA also provides for a period of three years of data exclusivity if an NDA or NDA supplement includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application. This three-year exclusivity period often protects changes to a previously approved drug product, such as new indications, dosage forms, route of administration or combination of ingredients. Three-year exclusivity would be available for a drug product that contains a previously approved active moiety, provided the statutory requirement for a new clinical investigation is satisfied. Unlike five-year NCE exclusivity, an award of three-year exclusivity does not block the FDA from accepting ANDAs or 505(b)(2) NDAs seeking approval for generic versions of the drug as of the date of approval of the original drug product; rather, this three-year exclusivity covers only the conditions of use associated with the new clinical investigations and, as a general matter, does not prohibit the FDA from approving follow-on applications for drugs containing the original active ingredient.
Five-year and three-year exclusivity also will not delay the submission or approval of a traditional NDA filed under Section 505(b)(1) of the FDCA; however, an applicant submitting a traditional NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.
Orphan Drug Designation and Exclusivity
Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug intended to treat a rare disease or condition, which is generally a disease or condition that affects either (i) fewer than 200,000 individuals in the United States, or (ii) more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available in the United States a drug for this type of disease or condition will be recovered from sales in the United States for that drug. Legislative proposals to revise or revoke the second option available for a product candidate to receive an orphan designation, the so-called “cost recovery” pathway, are periodically considered by Congress.
Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use will be disclosed publicly by the FDA; the posting will also indicate whether a drug is no longer designated as an orphan drug. Recent court cases have challenged the FDA’s approach to determining the scope of orphan drug exclusivity; however, at this time the agency continues to apply its long-standing interpretation of the governing regulations and has stated that it does not plan to change any orphan drug implementing regulations. Congress may also act to amend the law in this area at some point in the future.
More than one product candidate may receive an orphan drug designation for the same indication, and the same product candidate can be designated for more than one qualified orphan indication. The benefits of orphan drug designation include research and development tax credits and exemption from FDA prescription drug user fees. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process if or when an NDA for the product candidate is filed.
If a product that has orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to orphan product exclusivity, which means that for seven years, the FDA may not approve any other marketing applications for the same drug for the same indication, except under limited circumstances described further below. Orphan exclusivity does not block the approval of a different drug for the same rare disease or condition, nor does it block the approval of the same drug for different conditions. As a result, the FDA can still approve different drugs for use in treating the same indication or disease. Additionally, if a drug designated as an orphan product receives marketing approval for an indication broader than what was designated, it may not be entitled to orphan drug exclusivity.
Orphan exclusivity will not bar approval of another product with the same drug for the same condition under certain circumstances, including if a subsequent product with the same drug for the same condition is shown to be clinically superior to the approved product on the basis of greater efficacy or safety or a major contribution to patient care, or if the company with orphan drug exclusivity cannot assure the availability of sufficient quantities of the drug to meet the needs of persons with the disease or condition for which the drug was designated. The FDA is now required to publish a summary of the clinical superiority findings when a drug is eligible for orphan product exclusivity on the basis of a demonstration of clinical superiority.
In addition, the FDA has finalized guidance indicating that it does not expect to grant any additional orphan drug designation to products for pediatric subpopulations of common diseases. Nevertheless, FDA intends to still grant orphan drug designation to a drug that otherwise meets all other criteria for designation when it prevents, diagnoses or treats either (i) a rare disease that includes a rare pediatric subpopulation, (ii) a pediatric subpopulation that constitutes a valid orphan subset, or (iii) a rare disease that is, in fact, a different disease in the pediatric population as compared to the adult population.

Patent Term Extension
A patent claiming a prescription drug for which FDA approval is granted may be eligible for a limited patent term extension under the FDCA, which permits a patent restoration of up to five years for patent term lost during product development and the FDA regulatory review provided that certain statutory and regulatory requirements are met. The length of the patent term extension is related to the length of time the drug is under regulatory review while the patent is in force. The restoration period granted on a patent covering a new FDA-regulated medical product is typically one-half the time between the date a clinical investigation on human beings is begun and the submission date of an application for premarket approval of the product, plus the time between the submission date of an application for approval of the product and the ultimate approval date. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an approved drug product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the marketing approvals. The USPTO reviews and approves the application for any patent term extension or restoration in consultation with the FDA.
Pediatric Exclusivity
Pediatric exclusivity is another type of non-patent marketing exclusivity available in the United States and, if granted, it provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity or listed patents. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application.
Under the Best Pharmaceuticals for Children Act (BPCA), certain therapeutic candidates may obtain an additional six months of exclusivity if the sponsor submits information requested in writing by the FDA, referred to as a “Written Request,” relating to the use of the active moiety of the product candidate in children. The data do not need to show the product to be effective in the pediatric population studied; rather, the additional protection is granted if the pediatric clinical trial is deemed to have fairly responded to the FDA’s Written Request. Although the FDA may issue a Written Request for studies on either approved or unapproved indications, it may only do so where it determines that information relating to that use of a product candidate in a pediatric population, or part of the pediatric population, may produce health benefits in that population. The issuance of a Written Request does not require the sponsor to undertake the described trials.
Other U.S. Healthcare Laws and Regulations
Manufacturing, sales, promotion and other activities following product approval may also be subject to regulation by other regulatory authorities in the United States in addition to the FDA. Depending on the nature of the product, those authorities may include the Centers for Medicare & Medicaid Services (CMS), other divisions of the Department of Health and Human Services (HHS), the DOJ, the Federal Trade Commission (FTC), the Drug Enforcement Administration, the Occupational Safety and Health Administration, and state and local governments.
For example, in the United States, sales and marketing for prescription biopharmaceutical products must comply with state and federal fraud and abuse laws. These laws include the federal Anti-Kickback Statute, which makes it illegal for any person, including a prescription drug manufacturer (or a party acting on its behalf), to knowingly and willfully solicit, receive, offer or pay any remuneration that is intended to induce or reward referrals, including the purchase, recommendation, order or prescription of a particular drug, for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. Violations of this law are punishable by imprisonment, criminal fines, administrative civil money penalties and exclusion from participation in federal healthcare programs. In addition, the Patient Protection and Affordable Care Act (ACA), among other things, amended the intent requirement of the federal Anti-Kickback Statute (AKS) and two of the five criminal healthcare fraud statutes created by Health Insurance Portability and Accountability Act (HIPAA). A person or entity no longer needs to have actual knowledge of these two provisions in the statute or specific intent to violate them; specifically with respect to the prohibition on executing or attempting to execute a scheme or artifice to defraud or to fraudulently obtain money or property of any healthcare benefit program and the prohibition on disposing of assets to enable a person to become eligible for Medicaid. Moreover, the government may now assert that a claim including items or services resulting from a violation of the federal AKS constitutes a false or fraudulent claim for purposes of the False Claims Act.
Pricing and rebate programs must comply with the Medicaid rebate requirements of the U.S. Omnibus Budget Reconciliation Act of 1990 and more recent requirements in the ACA. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. There also are federal transparency requirements under the Physician Payments Sunshine Act that require manufacturers of FDA-approved drugs, devices, biologics and medical supplies covered by Medicare or Medicaid to report, on an annual basis, to CMS information related to payments and other transfers of value to physicians, teaching hospitals, and certain advanced non-physician healthcare practitioners and physician ownership and investment interests. Prescription drug products also must meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act.
Manufacturing, sales, promotion and other activities also are potentially subject to federal and state consumer protection and unfair competition laws. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines, or the relevant compliance guidance promulgated by the federal government, in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures to the extent that those laws impose requirements that are more stringent than the Physician Payments Sunshine Act. State, federal, and foreign laws, including the FTCA, also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
The failure to comply with any of these laws or regulatory requirements subjects firms to possible legal or regulatory action. Depending on the circumstances, failure to meet applicable regulatory requirements can result in criminal prosecution, fines or other penalties, injunctions, requests for recall, seizure of products, total or partial suspension of production, denial or withdrawal of product approvals or refusal to allow a firm to enter into supply contracts, including government contracts.
Government Regulation Outside the United States
In addition to regulations in the United States, we will be subject to a variety of foreign regulations that govern, among other things, clinical trials and any commercial sales and distribution of our products, if approved, either directly or through distribution partners. Whether or not we obtain FDA approval for a product candidate, we must obtain the requisite approvals from regulatory authorities in foreign countries or economic areas, such as the EU, Canada, and the United Kingdom, among other foreign countries, before we may commence clinical trials or market products in those countries or areas. The foreign regulatory approval process includes all of the risks associated with the FDA approval described above, and the time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Some foreign jurisdictions have a drug product approval process similar to that in the United States, which requires the submission of a clinical trial application much like the IND prior to the commencement of clinical studies. In Europe, for example, a clinical trial application (CTA) must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and IRB, respectively. Once the CTA is approved in accordance with a country’s requirements, clinical trial development may proceed. To obtain regulatory approval of a medicinal product candidate under EU regulatory systems, we would be required to submit a Marketing Authorisation Application (MAA), which is similar to the NDA, except that, among other things, there are country-specific document requirements. For countries outside of the EU, such as countries in Eastern Europe, Latin America or Asia, and recently the United Kingdom, the requirements governing the conduct of clinical trials, product approval, pricing and reimbursement vary from country to country. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others. Moreover, some nations may not accept clinical studies performed for United States approval to support approval in their countries or require that additional studies be performed on natives of their countries. In addition, in certain foreign markets, the pricing of drug products is subject to government control and reimbursement may in some cases be unavailable or insufficient. If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions, and criminal prosecution.
As of January 31, 2020, the United Kingdom is no longer a member state of the EU, and therefore a separate marketing authorization application and approval will be required to market a medicinal product in the United Kingdom. The Medicines and Healthcare products Regulatory Agency (the MHRA) is the United Kingdom’s standalone pharmaceutical regulator.
Clinical Trials and Regulation of Medicinal Products in Europe
As in the United States, medicinal products can be marketed in the EU only if a marketing authorization from the competent regulatory agencies has been obtained. Similar to the United States, the various phases of preclinical and clinical research in the EU are subject to significant regulatory controls.
Pursuant to the European Clinical Trials Directive, a system for the approval of clinical trials in the EU has been implemented through national legislation of the member states. Under this system, an applicant must obtain approval from the competent national authority of a EU member state in which the clinical trial is to be conducted. Furthermore, the applicant may only start a clinical trial after a competent ethics committee has issued a favorable opinion. Clinical trial applications must be accompanied by an investigational medicinal product dossier with supporting information prescribed by the European Clinical Trials Directive and corresponding national laws of the member states and further detailed in applicable guidance documents. In April 2014, the new Clinical Trials Regulation, (EU) No 536/2014 (Clinical Trials Regulation), was adopted and became effective on January 31, 2022. The Clinical Trials Regulation is directly applicable in all the EU Member States, repealing the prior Clinical Trials Directive 2001/20/EC. The extent to which ongoing clinical trials will be governed by the Clinical Trials Regulation will depend on the duration of the individual clinical trial; if a clinical trial continues for more than three years from the day on which the Clinical Trials Regulation becomes applicable the Clinical Trials Regulation will at that time begin to apply to the clinical trial. In addition, use of the new EU-wide application procedure being implemented via the Clinical Trial Information System (CTIS), became mandatory for new clinical trial application submissions as of February 1, 2023.
The new Clinical Trials Regulation aims to simplify and streamline the approval of clinical trials in the EU. The main characteristics of the regulation include: a streamlined application procedure via a single entry point; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials.
To obtain marketing approval of a drug in the EU, an applicant must submit a MAA either under a centralized or decentralized procedure. The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid for all EU member states, Iceland, Lichtenstein and Norway. The centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy products (such as gene-therapy, somatic cell-therapy or tissue-engineered medicines) and products with a new active substance indicated for the treatment of certain diseases. For products with a new active substance indicated for the treatment of certain diseases and products that are highly innovative or for which a centralized process is in the interest of patients, the centralized procedure may be optional. Under the centralized procedure the maximum timeframe for the evaluation of an MAA by the European Medicines Agency (EMA) is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the Committee for Medicinal Products for Human Use (CHMP). Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of an MAA under the accelerated assessment procedure is of 150 days, excluding stop-clocks.
The decentralized procedure is available to applicants who wish to market a product in specific EU member states where such product has not received marketing approval in any EU member states before. The decentralized procedure provides for an applicant to apply to one-member state to assess the application (the reference member state) and specifically list other member states in which it wishes to obtain approval (concerned member states).
In the EU, only products for which marketing authorizations have been granted may be promoted. A marketing authorization is valid for five years in principle and the marketing authorization may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the authorizing member state. To this end, the marketing authorization holder must provide the EMA or the competent authority with a consolidated version of the file in respect of quality, safety and efficacy, including all variations introduced since the marketing authorization was granted, at least six months before the marketing authorization ceases to be valid. Once renewed, the marketing authorization is valid for an unlimited period, unless the European Commission or the competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal. Any authorization which is not followed by the actual placing of the drug on the EUmarket (in case of centralized procedure) or on the market of the authorizing member state within three years after authorization ceases to be valid (the so-called sunset clause).
Moreover, even if authorized to be marketed in the EU, prescription medicines may only be promoted to healthcare professionals, not the general public. All promotion should be in accordance with the particulars listed in the summary of product characteristics. Promotional materials must also comply with various laws, and codes of conduct developed by pharmaceutical industry bodies in the EU which govern (among other things) the training of sales staff, promotional claims and their justification, comparative advertising, misleading advertising, endorsements, and (where permitted) advertising to the general public. Failure to comply with these requirements could lead to the imposition of penalties by the competent authorities of the EU member states. The penalties could include warnings, orders to discontinue the promotion of the drug product, seizure of promotional materials, fines and possible imprisonment.
In April 2023, the European Commission issued a proposal that will revise and replace the existing general pharmaceutical legislation. If adopted and implemented as currently proposed, these revisions will significantly change several aspects of drug development and approval in the EU.
Regulation of New Drugs in the United Kingdom
The United Kingdom left the EU on January 31, 2020 (commonly referred to as “Brexit”), with a transitional period that expired on December 31, 2020. The United Kingdom and the EU entered into a trade agreement known as the Trade and Cooperation Agreement, which went into effect on January 1, 2021. We are currently evaluating the potential impacts on our business of the Trade and Cooperation Agreement and guidance issued to date by the United Kingdom’s MHRA regarding the requirements for licensing and marketing medicinal products in the United Kingdom.

Since the regulatory framework for pharmaceutical products in the United Kingdom covering the quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of medicinal products is derived from EU Directives and Regulations, Brexit could materially impact the future regulatory regime which applies to such products and the approval of product candidates in the United Kingdom. Such outcomes could make it more difficult and expensive for us to do business in Europe, complicate our clinical, manufacturing and regulatory strategies and impair our ability to obtain and maintain regulatory approval for, and, if approved, commercialize, our products and product candidates in Europe.
More recently, in March 2023, the United Kingdom government and the European Commission reached agreement on a regulatory framework to replace the Northern Ireland Protocol, referred to as the Windsor Framework. The Windsor Framework is expected to apply as of January 1, 2025 and will change the existing system under the Northern Ireland Protocol, including the regulation of pharmaceutical products in the United Kingdom. Specifically, the MHRA will be responsible for approving all medicines intended to be marketed in the United Kingdom (i.e., Great Britain and Northern Ireland), while the EMA will no longer be involved in approving medicines intended for sale in Northern Ireland.
Regulation of Medicinal Products in Canada
Health Canada is the Canadian federal authority that regulates, evaluates and monitors the safety, effectiveness, and quality of drugs and other therapeutic products available to Canadians. Health Canada’s regulatory process for review, approval and regulatory oversight of products is similar to the regulatory process conducted by the FDA. To initiate clinical testing of a product candidate in human subjects in Canada, a CTA must be filed with and approved by Health Canada. In addition, all federally regulated trials must be approved and monitored by research ethics boards. The review boards study and approve study-related documents and monitor trial data.
Prior to being given market authorization for a drug product, a manufacturer must present substantive scientific evidence of a product’s safety, efficacy and quality as required by the Food and Drugs Act (Canada) and its associated regulations, including the Food and Drug Regulations. This information is usually submitted in the form of a New Drug Submission (NDS). Health Canada reviews the submitted information, sometimes using external consultants and advisory committees, to evaluate the potential benefits and risks of a drug. If after of the review, the conclusion is that the patient benefits outweigh the risks associated with the drug, the drug is issued a Drug Identification Number (DIN), followed by a Notice of Compliance (NOC), which permits the market authorization holder (i.e., the NOC and DIN holder) to market the drug in Canada. Drugs granted an NOC may be subject to additional post-market surveillance and reporting requirements.
All establishments engaged in the fabrication, packaging/labeling, importation, distribution, and wholesale of drugs and operation of a testing laboratory relating to drugs are required to hold a Drug Establishment License to conduct one or more of the licensed activities unless expressly exempted under the Food and Drug Regulations. The basis for the issuance of a Drug Establishment License is to ensure the facility complies with cGMPs as stipulated in the Food and Drug Regulations and as determined by cGMP inspection conducted by Health Canada. An importer of pharmaceutical products manufactured at foreign sites must also be able to demonstrate that the foreign sites comply with cGMPs, and such foreign sites are included on the importer’s Drug Establishment License.
Regulatory obligations and oversight continue following the initial market approval of a pharmaceutical product. For example, every market authorization holder must report any new information received concerning adverse drug reactions, including timely reporting of serious adverse drug reactions that occur in Canada and any serious unexpected adverse drug reactions that occur outside of Canada. The market authorization holder must also notify Health Canada of any new safety and efficacy issues that it becomes aware of after the launch of a product.
Pharmaceutical Coverage, Pricing and Reimbursement & Healthcare Reform
Sales of our products, if approved for marketing, will depend, in part, on the availability and extent of coverage and reimbursement by third-party payors, such as government health programs, including Medicare and Medicaid, commercial insurance and managed healthcare organizations. These third-party payors are increasingly challenging the price and limiting the coverage and reimbursement amounts for medical products and services. There may be significant delays in obtaining coverage and reimbursement for approved products, and coverage may be more limited than the purposes for which the product is approved by the FDA or regulatory authorities in other countries. It is time-consuming and expensive to seek reimbursement from third-party payors. Moreover, eligibility for reimbursement does not imply that any product will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim payments for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Payment rates may vary according to the use of the product and the clinical setting in which it is used, may be based on payments allowed for lower-cost products that are already reimbursed and may be incorporated into existing payments for other services. Net prices for products may be reduced by mandatory discounts or rebates required by third-party payors and by any future relaxation of laws that presently restrict imports of products from countries where they may be sold at lower prices than in the United States. In the United States, third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies, but they also have their own methods and approval process apart from Medicare coverage and reimbursement determinations. Accordingly, one third-party payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product.
In addition, the containment of healthcare costs has become a priority for federal and state governments, and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement, and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Decreases in third-party reimbursement for our product candidates or a decision by a third-party payor to not cover our product candidates could reduce physician usage of the product candidate and have a material adverse effect on our sales, results of operations and financial condition. Moreover, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate pharmacy benefits managers (PBMs) and other members of the healthcare and pharmaceutical supply chain, an important decision that has led to further and more aggressive efforts by states in this area. The FTC in mid-2022 also launched sweeping investigations into the practices of the PBM industry that could lead to additional federal and state legislative or regulatory proposals targeting such entities’ operations, pharmacy networks, or financial arrangements. Indeed both the U.S. Congress and state legislatures are increasingly scrutinizing the industry and proposing novel regulatory approaches to address various perceived public policy concerns. For example, during the current congressional session, numerous PBM reforms are being considered in both the Senate and the House of Representatives; they include diverse legislative proposals such as eliminating rebates; divorcing service fees from the price of a drug, discount, or rebate; prohibiting spread pricing; limiting administrative fees; requiring PBMs to report formulary placement rationale; promoting transparency. Significant efforts to change the PBM industry as it currently exists in the United States may affect the entire pharmaceutical supply chain and the business of other stakeholders, including biopharmaceutical product developers like us.
Further, in August 2022, President Biden signed into the law the Inflation Reduction Act of 2022 (the IRA). Among other things, the IRA has multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the United States. A manufacturer of drugs covered by Medicare Parts B or D must now pay a rebate to the federal government if their drug product’s price increases faster than the rate of inflation. This calculation is made on a drug product by drug product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug product that is paid for by Medicare Parts B or D. Additionally, starting for payment year 2026, CMS will negotiate drug prices annually for a select number of single source Part D drugs without generic or biosimilar competition. CMS will also negotiate drug prices for a select number of Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease. CMS has begun to implement these new authorities and entered into agreements to conduct price negotiations with pharmaceutical manufacturers in October 2023. However, the impact of this program on the biopharmaceutical industry in the United States remains uncertain, in part because multiple large pharmaceutical companies and other stakeholders (e.g., the U.S. Chamber of Commerce) have initiated federal lawsuits against CMS arguing the program is unconstitutional for a variety of reasons, among other complaints. Those lawsuits are currently ongoing.
In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, in the EU, the sole legal instrument at the EU level governing the pricing and reimbursement of medicinal products is Council Directive 89/105/EEC (the Price Transparency Directive). The aim of the Price Transparency Directive is to ensure that pricing and reimbursement mechanisms established in the EU Member States are transparent and objective, do not hinder the free movement of and trade in medicinal products in the EU, and do not hinder, prevent or distort competition on the market. The Price Transparency Directive does not provide any guidance concerning the specific criteria on the basis of which pricing and reimbursement decisions are to be made in the individual EU Member States, nor does it have any direct consequence for pricing or reimbursement levels in the individual EU Member States. The EU Member States are free to restrict the range of medicinal products for which their national health insurance systems provide reimbursement, and to control the prices and/or reimbursement levels of medicinal products for human use. A EU Member State may approve a specific price or level of reimbursement for the medicinal product, or alternatively adopt a system of direct or indirect controls on the profitability of the company responsible for placing the medicinal product on the market, including volume-based arrangements, caps and reference pricing mechanisms.
Health Technology Assessment (HTA) of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States, including France, Germany, Ireland, Italy and Sweden. The HTA process in the EU Member States is governed by the national laws of these countries. HTA is the procedure according to which the assessment of the public health impact, therapeutic impact, and the economic and societal impact of the use of a given medicinal product in the national healthcare systems of the individual country is conducted. HTA generally focuses on the clinical efficacy and effectiveness, safety, cost, and cost-effectiveness of individual medicinal products as well as their potential implications for the healthcare system. Those elements of medicinal products are compared with other treatment options available on the market. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product vary between the EU Member States. For example, EU Member States that have not yet developed HTA mechanisms could rely to some extent on the HTA performed in countries with a developed HTA framework when adopting decisions concerning the pricing and reimbursement of a specific medicinal product.
Separately from cost containment efforts, in the United States and some foreign jurisdictions, there also have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates or restrict or regulate post-approval activities. For example, in April 2023 the European Commission issued a proposal for anew Directive and a new Regulation, which will revise and replace the existing general pharmaceutical legislation. If adopted and implemented as currently proposed, these revisions will significantly change several aspects of drug development and approval in the EU. The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our current or future product candidates.
Data Privacy and the Protection of Personal Information
We are subject to laws and regulations governing data privacy and the protection of personal information including health information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues which will continue to affect our business. In the United States, we may be subject to state security breach notification laws, state laws protecting the privacy of health and personal information and federal and state consumer protections laws that regulate the collection, use, disclosure and transmission of personal information. These laws overlap and often conflict and each of these laws is subject to varying interpretations by courts and government agencies, creating complex compliance issues. If we fail to comply with applicable laws and regulations, we could be subject to penalties or sanctions, including criminal penalties. Our customers and research partners must comply with laws governing the privacy and security of health information, including HIPAA and state health information privacy laws. If we knowingly obtain health information that is protected under HIPAA, called “protected health information,” our customers or research collaborators may be subject to enforcement, and we may have direct liability for the unlawful receipt of protected health information or for aiding and abetting a HIPAA violation.
State laws protecting health and personal information are becoming increasingly stringent. For example, the California Confidentiality of Medical Information Act imposes restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. The California Consumer Privacy Act (CCPA) mirrors a number of the key provisions of the General Data Protection Regulation (GDPR) described below. The CCPA establishes a new privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. The California Consumer Rights Act (CPRA) became effective on January 1, 2023, strengthening elements of the CCPA. Since passage of the CCPA, several other states (e.g., Connecticut, Colorado, Virginia, Delaware, Florida, Iowa, Montana, Oregon, Tennessee, Texas and Utah) have also enacted comprehensive consumer privacy laws that include key differences from California’s law, further complicating compliance by industry and other stakeholders. Other states in the United States are considering privacy laws similar to the CCPA.
In Europe, the GDPR went into effect in May 2018, implementing a broad data protection framework that expanded the scope of EU data protection law, including to non- EU entities that process, or control the processing of, personal data relating to individuals located in the EU, including clinical trial data. The GDPR sets out a number of requirements that must be complied with when handling the personal data of EU-based data subjects including: providing expanded disclosures about how their personal data will be used; higher standards for organizations to demonstrate that they have obtained valid consent or have another legal basis in place to justify their data processing activities; the obligation to appoint data protection officers in certain circumstances; new rights for individuals to be “forgotten” and rights to data portability, as well as enhanced current rights (e.g. access requests); the principal of accountability and demonstrating compliance through policies, procedures, training and audit; and a new mandatory data breach regime. In particular, medical or health data, genetic data and biometric data where the latter is used to uniquely identify an individual are all classified as “special category” data under the GDPR and afforded greater protection and require additional compliance obligations. Further, EU member states have a broad right to impose additional conditions – including restrictions – on these data categories. This is because the GDPR allows EU member states to derogate from the requirements of the GDPR mainly in regard to specific processing situations (including special category data and processing for scientific or statistical purposes). As the EU states continue to reframe their national legislation to harmonize with the GDPR, we will need to monitor compliance with all relevant EU member states’ laws and regulations, including where permitted derogations from the GDPR are introduced. The GDPR also prohibits the international transfer of personal data from the EU to countries outside of the EU unless made to a country deemed to have adequate data privacy laws by the European Commission or made through an approved data transfer mechanism. On July 16, 2020, the Court of Justice of the European Union (CJEU), issued a landmark opinion in the case Maximilian Schrems vs. Facebook (Case C-311/18), called Schrems II. This decision (a) calls into question commonly relied upon data transfer mechanisms as between the EU Member States and the United States (such as the Standard Contractual Clauses) and (b) invalidates the EU-U.S. Privacy Shield on which many companies had relied as an acceptable mechanism for transferring such data from the EU to the United States.
On July 10, 2023, the European Commission adopted an adequacy decision for a new mechanism for transferring data from the EU to the United States – the EU-US Data Privacy Framework (the Framework). The Framework provides individuals in the EU with several new rights, including the right to obtain access to their data, or obtain correction or deletion of incorrect or unlawfully handled data. The adequacy decision followed the signing of an executive order introducing new binding safeguards to address the points raised in the Schrems II decision. Notably, the new obligations were geared to ensure that data can be accessed by US intelligence agencies only to the extent necessary and proportionate and to establish an independent and impartial redress mechanism to handle complaints from Europeans concerning the collection of their data for national security purposes. The European Commission will continually review developments in the United States along with its adequacy decision. Adequacy decisions can be adapted or even withdrawn in the event of developments affecting the level of protection in the applicable jurisdiction. Future actions of EU data protection authorities are difficult to predict. Some customers or other service providers may respond to these evolving laws and regulations by asking us to make certain privacy or data-related contractual commitments that we are unable or unwilling to make. This could lead to the loss of current or prospective customers or other business relationships.
Relatedly, following Brexit and the expiry of the Brexit transition period, which ended on December 31, 2020, the EU GDPR has been implemented in the United Kingdom (as the UK GDPR). The UK GDPR sits alongside the United Kingdom Data Protection Act 2018 which implements certain derogations in the EU GDPR into United Kingdom law. Under the UK GDPR, companies not established in the United Kingdom but who process personal data in relation to the offering of goods or services to individuals in the United Kingdom , or to monitor their behavior will be subject to the UK GDPR – the requirements of which are (at this time) largely aligned with those under the GDPR and as such, may lead to similar compliance and operational costs with potential fines of up to £17.5 million or 4% of global turnover.
United States Foreign Corrupt Practices Act
In general, the Foreign Corrupt Practices Act of 1977, as amended (FCPA), prohibits offering to pay, paying, promising to pay, or authorizing the payment of money or anything of value to a foreign official in order to influence any act or decision of the foreign official in his or her official capacity or to secure any other improper advantage in order to obtain or retain business for or with, or in order to direct business to, any person. The prohibitions apply not only to payments made to “any foreign official,” but also those made to “any foreign political party or official thereof,” to “any candidate for foreign political office” or to any person, while knowing that all or a portion of the payment will be offered, given, or promised to anyone in any of the foregoing categories. “Foreign officials” under the FCPA include officers or employees of a department, agency, or instrumentality of a foreign government. The term “instrumentality” is broad and can include state-owned or state-controlled entities. Importantly, United States authorities deem most healthcare professionals and other employees of foreign hospitals, clinics, research facilities and medical schools in countries with public healthcare and/or public education systems to be “foreign officials” under the FCPA. When we interact with foreign healthcare professionals and researchers in testing and marketing our products abroad, should any of our product candidates receive foreign regulatory approval in the future, we must have policies and procedures in place sufficient to prevent us and agents acting on our behalf from providing any bribe, gift or gratuity, including excessive or lavish meals, travel or entertainment in connection with marketing our products and services or securing required permits and approvals. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring us to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.
Environmental, Health and Safety Regulation
We are subject to numerous federal, state and local environmental, health and safety (EHS) laws and regulations relating to, among other matters, safe working conditions, product stewardship, environmental protection, and handling or disposition of products, including those governing the generation, storage, handling, use, transportation, release, and disposal of hazardous or potentially hazardous materials, medical waste, and infectious materials that may be handled by our partner research laboratories. Some of these laws and regulations also require us to obtain licenses or permits to conduct our operations. If we fail to comply with such laws or obtain and comply with the applicable permits, we could face substantial fines or possible revocation of our permits or limitations on our ability to conduct our operations. Certain of our development and manufacturing activities may involve, from time to time, use of hazardous materials, and we believe we are in compliance with the applicable environmental laws, regulations, permits, and licenses. However, we cannot ensure that EHS liabilities will not develop in the future. EHS laws and regulations are complex, change frequently and have tended to become more stringent over time. Although the costs to comply with applicable laws and regulations, have not been material, we cannot predict the impact on our business of new or amended laws or regulations or any changes in the way existing and future laws and regulations are interpreted or enforced, nor can we ensure we will be able to obtain or maintain any required licenses or permits.
Human Capital Resources
As of March 1, 2024, GRI had 4 employees of which all were full-time employees. We believe the intellectual capital of our current and future employees and consultants is an impactful driver of our business and is key to our future prospects.
GRI’s Corporate Information
Vallon Pharmaceuticals, Inc. (Vallon) was incorporated under the laws of the State of Delaware in January 2018, and completed its organization, formation and initial capitalization activities effective in June 2018. GRI Bio Operations, Inc. (GRI Operations), formerly known as GRI Bio, Inc., was incorporated under the laws of the State of Delaware in May 2009 under the name Glycoregimmune, Inc., and amended its certificate of incorporation to change its name to GRI Bio, Inc. on July 29, 2015.
On April 21, 2023, pursuant to that Agreement and Plan of Merger, dated as of December 13, 2022, as amended on February 17, 2023 (the Merger Agreement), by and among Vallon, GRI Operations and Vallon Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (Merger Sub), Merger Sub was merged with and into GRI (the Merger), with GRI surviving the Merger as a wholly owned subsidiary of the Company. In connection with the Merger, and prior to the effective time of the Merger (the Effective Time), the Company effected a reverse stock split of the Company’s common stock at a ratio of 1-for-30 (the April Reverse Split). Also, in connection with the closing of the Merger (the Closing), the Company amended its certificate of incorporation and bylaws to change its name from “Vallon Pharmaceuticals, Inc.” to “GRI Bio, Inc.”
Our principal executive offices are located at 2223 Avenida De La Playa #208, La Jolla, CA 92037.
Available Information
We file our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, proxy and information statements, and other information with the SEC under the Securities Exchange Act of 1934, as amended (the Exchange Act). You can read our SEC filings at the SEC’s website.
The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.
Our website address is www.gribio.com. The information contained in, and that can be accessed through, our website is not incorporated into and is not part of this Annual Report.
Emerging Growth Company Status
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the JOBS Act) and may remain an emerging growth company for up to five years. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not applicable to emerging growth companies. These exemptions include:
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
We have incurred significant net losses since our inception and have financed our operations principally through equity and debt financing. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss was $13.0 million and $3.2 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $31.5 million. We have devoted substantially all of our resources and efforts to research and development, and we expect that it will be several years, if ever, before we generate revenue from product sales. Even if we receive marketing approval for and commercialize one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to develop and, if approved, market additional potential product candidates.
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
•experience delays or interruptions to preclinical studies, clinical trials, our receipt of services from our third-party service providers on whom we rely, or our supply chain due to pandemics, supply chain and labor shortages, labor strikes, work stoppages or boycotts, natural disasters and geopolitical conflicts, such as the conflicts in Ukraine and the Middle East;
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
•we are, as described further below, unable to comply with the obligations of our registration rights agreements; and
•continue to build out our organization to engage in such activities.
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
We will require substantial additional capital. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and drug development programs, future commercialization efforts or other operations.
Developing biotechnology and biopharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive, and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our planned clinical trials of GRI-0621, GRI-0803 and any other product candidates that we may develop or seek regulatory approvals for and, if approved, launch and commercialize. In particular, we do not expect to be able to continue our clinical trials or development efforts without raising additional funds. We also expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations. If we are unable to raise capital when needed or on acceptable terms, we may be forced to delay, reduce, or eliminate one or more of our research and drug development programs or future commercialization efforts.
As of December 31, 2023, we had approximately $1.8 million in cash and cash equivalents and an accumulated deficit of approximately $31.5 million. If we secure additional funds, we expect to devote substantial financial resources to our planned activities, particularly as we conduct our clinical trials of GRI-0621 and GRI-0803, advance our discovery programs and continue our product development efforts. We are also party to a registration rights agreement that requires us to, among other things, obtain effectiveness of a registration statement and to maintain the effectiveness of the registration statements for resale of the shares underlying the Exchange Warrants (as defined below) and the Equity Warrants (as defined below). If we fail to comply with these obligations, we would be subject to substantial cash penalties and, as of the date of this Annual Report, would likely not have the resources to make such payments and continue our operations.
On October 13, 2023, we filed a registration statement on Form S-3 for the offer and resale of the shares underlying the Exchange Warrants and the Equity Warrants, as amended by a Pre-Effective Amendment No. 1 to Form S-3 on Form S-1, filed on December 4, 2023, which was declared effective on December 15, 2023.. On February 1, 2024, we entered into a securities purchase agreement (the Purchase Agreement) with each purchaser identified on the signature pages thereto, pursuant to which we agreed to issue and sell, in a public offering, (i) 330,450 shares (the Shares) of Common Stock, (ii) 4,669,550 pre-funded warrants (the Pre-Funded Warrants) exercisable for an aggregate of 4,669,550 shares of Common Stock, (iii) 5,000,000 Series B-1 common warrants (the Series B-1 Common Warrants) exercisable for an aggregate of 5,000,000 shares of Common Stock, and (iv) 5,000,000 Series B-2 common warrants (the Series B-2 Common Warrants, and together with the Series B-1 Common Warrants, the Common Warrants) exercisable for an aggregate of 5,000,000 shares of Common Stock. The Common Warrants together with the Pre-Funded Warrants are referred to in this Annual Report as the “Warrants.” The securities were offered in combinations of (a) one Share or one Pre-Funded Warrant, together with (b) one Series B-1 Common Warrant and one Series B-2 Common Warrant, for a combined purchase price of $1.10 (less $0.0001 for each Pre-Funded Warrant).
In addition, we expect to continue to incur additional costs associated with operating as a public company. Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements only into the second half of 2024. The Series T Warrants issued pursuant to that certain Securities Purchase Agreement, dated December 13, 2022, by and among the Company, GRI Operations and Altium Growth Fund L.P. (Altium), currently can be force exercised. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will require additional funding to recommence development of our product candidates. Our spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development, and assuming approval, marketing and commercialization activities.
We will need to raise substantial funds in the near term in addition to the funds raised in the offering completed in February 2024 in order to regain compliance with Nasdaq’s currently applicable stockholders’ equity requirement and continue operations, as discussed further below. We intend to raise additional funds in the near term. However, additional funding may not be available on acceptable terms, if at all. Until we can generate sufficient revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. If we raise additional funds through public or private equity offerings, the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Further, to the extent that we raise additional capital through the sale of Common Stock or securities convertible or exchangeable into Common Stock, our stockholders’ ownership interest will be diluted. In addition, any debt financing may subject us to fixed payment obligations and covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise additional capital through marketing and distribution arrangements or collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish certain valuable intellectual property or other rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. We also may be required to seek collaborators for any of our product candidates at an earlier stage than otherwise would be desirable or relinquish our rights to product candidates or technologies that we otherwise would seek to develop or commercialize ourselves. Market volatility resulting from inflation, pandemics, geopolitical events or other financial markets factors could also adversely impact our ability to access capital as and when needed.  If we are unable to secure adequate additional funding, we will need to reevaluate our operating plans and may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, delay, scale back or eliminate some or all of our development programs, relinquish rights to our technology on less favorable terms than we would otherwise choose or cease operations entirely. These actions could materially impact our business, results of operations, our future prospects and the value of shares of our Common Stock, and as a result, our stockholders may receive no value for their investment. In addition, attempting to secure additional financing diverts the time and attention of management from day-to-day activities and distract from our discovery and product development efforts.
Our auditors have expressed substantial doubt about our ability to continue as a going concern, and we may not be able to continue as a going concern if we do not obtain additional financing.
We have incurred losses since inception and, to date, have financed our operations by issuing equity and debt securities. We anticipate that we will continue to incur losses and generate negative operating cash flows in the foreseeable future as we continue to develop our drug candidates and that we will require additional funding to support our planned operating activities. The report of our independent registered public accounting firm on our financial statements as of and for the year ended December 31, 2023 includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. Until such time, if ever, in which we can generate substantial product revenue, we expect we may continue to fund our operations and capital funding needs through equity offerings, debt financings or other capital sources, including strategic licensing, collaboration or other similar agreements. As stated above, if we are unable to secure adequate additional funding, we will need to reevaluate our operating plans and may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, delay, scale back or eliminate some or all of our development programs, or relinquish rights to our technology on less favorable terms than it would otherwise choose. These actions could materially impact our business, results of operations, our future prospects and the value of shares of our Common Stock, and, as a result, our stockholders may receive no value for their investment.
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
We currently have no products that are approved for commercial sale and may never be able to develop marketable products. Because GRI-0621 is our lead product candidate, if GRI-0621 encounters safety or efficacy problems, development delays, regulatory issues or other problems, our development plans and business would be significantly harmed. Before we can generate any revenue from sales of our lead product candidate, GRI-0621, GRI-0803 or any of our other product candidates, we must undergo additional clinical development, regulatory review, and approval in one or more jurisdictions. These efforts will require substantial investment, and we may not have the financial resources to continue development of our product candidates.
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

•delays in submitting INDs or comparable foreign applications or delays or failure in obtaining the necessary approvals from regulators to commence a clinical trial, or a suspension or termination of a clinical trial once commenced;
•conditions imposed by the FDA or comparable foreign authorities regarding the scope or design of our clinical trials, including any regulatory requirements for certain outcomes be measured during product development or to support market authorization;
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
A product candidate can fail at any stage of testing, even after observing promising signals of activity in earlier preclinical studies or clinical trials. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. A number of companies in biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. In general, most product candidates that commence clinical trials are never approved as products and there can be no assurance that any of our future clinical trials will ultimately be successful or support further clinical development of GRI-0621, GRI-0803 or any of our other product candidates.
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
Congress also recently amended the FDCA to require sponsors of a Phase 3 clinical trial, or other “pivotal study” of a new drug to support marketing authorization, to design and submit a diversity action plan for such clinical trial. The action plan must describe appropriate diversity goals for enrollment, as well as a rationale for the goals and a description of how the sponsor will meet them. Although none of our product candidates has reached Phase 3 of clinical development, we must submit a diversity action plan to the FDA by the time we submit a Phase 3 trial, or pivotal study, protocol to the agency for review, unless we are able to obtain a waiver for some or all of the requirements for a diversity action plan. It is unknown at this time how the diversity action plan may affect the planning and timing of any future Phase 3 trial for our product candidates or what specific information FDA will expect in such plans. However, initiation of such trials may be delayed if the FDA objects to our proposed diversity action plans for any future Phase 3 trial for our product candidates, and we may experience difficulties recruiting a diverse population of patients in attempting to fulfill the requirements of any approved diversity action plan.
In addition, the standards that the FDA and comparable foreign regulatory authorities use when regulating our product candidates require judgment and can change, which makes it difficult to predict with certainty how they will be applied. Any analysis we perform of data from preclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. We may also encounter unexpected delays or increased costs due to new government regulations. Examples of such regulations include future legislation or administrative action, or changes in FDA policy during the period of product development and FDA regulatory review. We cannot predict whether legislative changes will be enacted, or whether FDA or foreign regulations, guidance or interpretations will be changed, or what the impact of such changes, if any, may be. For example, in April 2023 the European Commission issued a proposal for a new directive and a new regulation, which will revise and replace the existing general pharmaceutical legislation. If adopted and implemented as currently proposed, these revisions will significantly change several aspects of drug development and approval in the EU.
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
Additionally, we are initially developing GRI-0621 for the treatment of IPF, which is an orphan indication. As a result, we may encounter difficulties enrolling subjects in our clinical trials of GRI-0621 due, in part, to the small size of this patient population or the burden of safety labs included in the clinical protocol, among other things. In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition may reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in such clinical trial site.
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
From time to time, we publicly disclose interim, preliminary or topline data from our clinical studies, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analysis of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, topline or preliminary results of clinical trials we report may differ from final results reported for those studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final, complete data are available.
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
Changes in regulatory requirements, FDA guidance or unanticipated events during our preclinical studies and clinical studies may force us to amend preclinical studies and clinical study protocols. The FDA or comparable foreign regulatory authorities may also impose additional preclinical studies and clinical study requirements. Amendments or changes to our clinical study protocols, including changes to endpoints, would require resubmission to the FDA or comparable foreign regulatory authorities and IRBs for review and approval, which may increase the cost or delay the timing or successful completion of clinical studies. Similarly, amendments to our preclinical studies may increase the cost or delay the timing or successful completion of those preclinical studies. If we experience delays completing, or if we terminate, any of our preclinical or clinical studies, or if we are required to conduct additional preclinical or clinical studies, the commercial prospects for our product candidates may be harmed and our ability to recognize product revenue will be delayed.
If product liability lawsuits are brought against us, we may incur substantial financial or other liabilities and may be required to limit commercialization of our product candidates.
We face an inherent risk of product liability as a result of testing GRI-0621, GRI-0803 and any of our other product candidates in clinical trials and will face an even greater risk if we commercialize any products. For example, we may be sued if our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical trials, manufacturing, marketing or sale. As an oral formulation of an active ingredient that has previously been approved by FDA only for topical administration, in particular, GRI-0621 may be subject to the identification of new serious adverse events as it is administered to larger numbers of research subjects in order to evaluate its safety/effectiveness in chronic use indications and in new patient populations. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even a successful defense of these claims would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:
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
We intend to develop and seek approval for GRI-0621, and potentially other candidates that we may develop, pursuant to the FDA’s 505(b)(2) pathway. If the FDA determines that we may not use this regulatory pathway, then we would need to seek regulatory approval via a “full” or “stand-alone” NDA under Section 505(b)(1) of the FDCA. This would require us to conduct additional clinical trials, provide additional safety and efficacy data and other information, and meet additional standards for regulatory approval including possibly nonclinical data. If this were to occur, the time and financial resources required to obtain FDA approval, as well as the development complexity and risk associated with these programs, would likely substantially increase, which could have a material adverse effect on our business and financial condition.
The Drug Price Competition and Patent Term Restoration Act of 1984, informally known as the Hatch-Waxman Act, added Section 505(b)(2) to the FDCA. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies and information that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Section 505(b)(2), if applicable to us under the FDCA. This would allow an NDA we submit to the FDA to rely in part on data in the public domain or the FDA’s prior conclusions regarding the safety and effectiveness of approved compounds, which could expedite the development programs for GRI-0621. In addition, although 505(b)(2) applicants have significant flexibility in the types of studies, data, and information they may submit in a 505(b)(2) NDA to support the requirements for NDA approval, establish a favorable benefit-risk profile for the new drug product, and demonstrate the new drug’s substantial evidence of effectiveness for its proposed intended use(s), the applicant bears the burden of establishing a scientific bridge between its drug product and each listed drug that the applicant seeks to rely upon and that the studies it is proposing to conduct are scientifically justified. If the FDA disagrees with the applicant’s proposed development plan for the follow-on drug product, it may require companies to perform additional studies or measurements, including nonclinical and clinical studies, to support the change from the approved product. FDA also may request or require studies to incorporate additional clinical endpoints than what the sponsor proposes. The extent of data necessary to establish the safety and/or effectiveness of the new product, such as the effects of changing the drug’s route of administration from topical to oral, are therefore scientifically driven and determined on a case-by-case basis. There can be no assurance that the studies and clinical trials we propose to FDA to establish the safety and effectiveness of GRI-0621 for the treatment of IPF, or any future candidates we may develop using the 505(b)(2) NDA pathway, will be deemed sufficient to support all of the differences between our product candidate and the relevant listed drug. For example, we may be required to collect more safety data than we anticipate in order to gain approval of an oral formulation of an active ingredient that has previously been approved by FDA only for topical administration.
If the FDA’s interpretation of Section 505(b)(2) is successfully challenged, or if Congress were to amend the statute to alter the currently available regulatory pathway, the FDA may change its 505(b)(2) policies and practices, which could delay or even prevent the FDA from approving any NDA we submit under Section 505(b)(2). In addition, the pharmaceutical industry is highly competitive, and Section 505(b)(2) NDAs are subject to special requirements designed to protect the patent rights of sponsors of previously approved drugs referenced in a Section 505(b)(2) NDA. Even if we are able to utilize the Section 505(b)(2) regulatory pathway for one or more of our candidates, there is no guarantee this would ultimately lead to faster product development or earlier approval.
Moreover, any delay resulting from our inability to pursue the FDA’s 505(b)(2) pathway could result in new competitive products reaching the market more quickly than our GRI-0621 product candidate, which may have a material adverse impact our competitive position and prospects. Even if we are allowed to pursue the FDA’s 505(b)(2) pathway, we cannot assure you that GRI-0621 or any of our future product candidates will receive the requisite approvals for commercialization.

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
If any of our product candidates are approved, we will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies and submission of safety, efficacy and other post-market information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities. In addition, we will be subject to continued compliance with cGMPs and GCPs for any clinical trials that we conduct post-approval.
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
Any regulatory approvals that we receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials and surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a REMS program as a condition of approval of our product candidates, which could entail requirements for long-term patient follow-up, a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, we will have to comply with requirements including submissions of safety and other post-marketing information and reports and registration. If our original marketing approval for a product candidate was obtained through an accelerated approval pathway, we could be required to conduct a successful post-marketing clinical trial in order to confirm the clinical benefit for our products. An unsuccessful post-marketing clinical trial or failure to complete such a trial could result in the withdrawal of marketing approval.
We must also comply with requirements concerning advertising and promotion for any of our product candidates for which we hope to obtain marketing approval. The FDA strictly regulates marketing, labeling, advertising, and promotion of products that are placed on the market. Products may be promoted only for the approved indications and in accordance with the provisions of the approved label. However, companies may share truthful and not misleading information that is not inconsistent with the labeling, and the FDA has recently published a draft guidance with recommendations for how drug manufacturers can share scientifically sound and clinically relevant information on unapproved uses with health care providers so long as such presentations are not promotional. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses and a company that is found to have improperly promoted off-label uses may be subject to significant liability.
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
Even if GRI-0621, GRI-0803 or any other product candidate we develop receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients and third-party payors, such as Medicare and Medicaid programs and managed care organizations, and others in the medical community. In addition, the availability of coverage by third-party payors may be affected by existing and future health care reform measures designed to reduce the cost of health care. If the product candidates we develop do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable.
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
•the ability to obtain sufficient third-party coverage and adequate reimbursement; and
•the prevalence and severity of any side effects, as well as the language and scope of any labeled warnings (including boxed warnings), precautions, or contraindications.
.

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
In addition, there is significant uncertainty related to the insurance coverage and reimbursement for newly approved products. In the United States, the principal decisions about coverage and reimbursement for new drugs are typically made by the CMS, an agency within HHS, as CMS decides whether and to what extent a new drug will be covered and reimbursed under Medicare. Private payors tend to follow the coverage reimbursement policies established by CMS to a substantial degree. It is difficult to predict what CMS will decide with respect to reimbursement for novel product candidates such as ours and what reimbursement codes our product candidates may receive if approved.
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
Healthcare providers, physicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Arrangements with third-party payors and customers can expose pharmaceutical manufacturers to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the AKS and the federal False Claims Act, which may constrain the business or financial arrangements and relationships through which such companies sell, market and distribute pharmaceutical products. In particular, the research of our product candidates, as well as the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. See the section entitled, “Item 1. Business - Government Regulation and Product Approval - Other U.S. Healthcare Laws and Regulations.”
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
Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example, changes to our manufacturing arrangements; additions or modifications to product labeling; the recall or discontinuation of our products; or additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability. See the section entitled, “Item 1. Business - Government Regulation and Product Approval - Pharmaceutical Coverage, Pricing and Reimbursement & Healthcare Reform.”
Moreover, increasing efforts by governmental and third-party payors in the United States and abroad, including in Canada and Europe, to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates. There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. Most recently, in August 2022, President Biden signed into the law the IRA which among other things, contains multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the United States.
Among other things, the IRA has multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the United States. A manufacturer of drugs or biological products covered by Medicare Parts B or D must now pay a rebate to the federal government if their drug product’s price increases faster than the rate of inflation. This calculation is made on a drug product by drug product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug product that is paid for by Medicare Parts B or D. Additionally, starting for payment year 2026, CMS will negotiate drug prices annually for a select number of single source Part D drugs without generic or biosimilar competition. CMS will also negotiate drug prices for a select number of Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease. CMS has begun to implement these new authorities and entered into the first set of agreements with pharmaceutical manufacturers to conduct price negotiations in October 2023. However, the IRA’s impact on the biopharmaceutical industry in the United States remains uncertain, in part because multiple large pharmaceutical companies and other stakeholders (e.g., the U.S. Chamber of Commerce) have initiated federal lawsuits against CMS arguing the program is unconstitutional for a variety of reasons, among other complaints. Those lawsuits are currently ongoing.
At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our products or put pressure on our product pricing, which could negatively affect our business, financial condition, results of operations and prospects. In addition, the U.S. Supreme Court held unanimously in December 2020 that federal law does not preempt the states’ ability to regulate PBMs and other members of the health care and pharmaceutical supply chain, an important decision that has led to further and more aggressive efforts by states in this area.
The FTC in mid-2022 also launched sweeping investigations into the practices of the PBM industry that could lead to additional federal and state legislative or regulatory proposals targeting such entities’ operations, pharmacy networks, or financial arrangements. Both the U.S. Congress and state legislatures are increasingly scrutinizing the industry and proposing novel regulatory approaches to address various perceived public policy concerns.Significant efforts to change the PBM industry as it currently exists in the United States may affect the entire pharmaceutical supply chain and the business of other stakeholders, including biopharmaceutical product developers like us. Further, in September 2023, the FTC issued a policy statement articulating its view that certain “improper” patent listings by drug developers in FDA’s Orange Book represent an unfair trade practice and indicated that industry should be prepared for potential enforcement actions based on its analysis. The FTC followed that action in November 2023 by publicly calling out over 100 “improper” patent listings made by ten large pharmaceutical companies and initiating an FDA administrative process with respect to those patents. It remains to be seen whether the FTC, other governmental agencies, pharmaceutical manufacturers, or other stakeholders continue to prioritize the policy issue of “improper” patent listings and whether significant litigation will develop in this area. Accordingly, regulatory and government interest in biopharmaceutical industry business practices continues to expand and pose a risk of uncertainty.
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
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including from December 22, 2018 through January 25, 2019, the U.S. government has shut down several times, and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC, and other government employees and stop critical activities. If a prolonged government shutdown or slowdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations. There have been U.S. government shutdowns historically, and recent government shutdowns have been threatened; it is often unclear how long a shutdown will last and what impacts it may have on the federal agencies that have jurisdiction over our various operations.
We are subject to certain U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations. We can face serious consequences for violations.
Among other matters, United States. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations (collectively, Trade Laws) prohibit companies and their employees, agents, clinical research organizations, legal counsel, accountants, consultants, contractors, and other partners from authorizing, promising, offering, providing, soliciting, or receiving directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Violations of Trade Laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. We also expect our non-U.S. activities to increase in time. We plan to engage third parties for clinical trials and/or to obtain necessary permits, licenses, patent registrations and other regulatory approvals and we can be held liable for the corrupt or other illegal activities of our personnel, agents, or partners, even if we do not explicitly authorize or have prior knowledge of such activities.
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
We cannot be certain that we were the first to invent the inventions covered by pending patent applications and, if we are not, we may be subject to priority disputes. Furthermore, for U.S. applications in which all claims are entitled to a priority date before March 16, 2013, an interference proceeding can be provoked by a third-party or instituted by the USPTO to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. Similarly, for U.S. applications in which at least one claim is not entitled to a priority date before March 16, 2013, derivation proceedings can be instituted to determine whether the subject matter of a patent claim was derived from a prior inventor’s disclosure.
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

We may choose to challenge the patentability of claims in a third-party’s U.S. patent by requesting that the USPTO review the patent claims in an ex-parte re-examination, inter partes review or post-grant review proceedings. These proceedings are expensive and may consume our time or other resources. We may choose to challenge a third-party’s patent in patent opposition proceedings in the European Patent Office (EPO) or other foreign patent offices. The costs of these opposition proceedings could be substantial and may consume our time or other resources. If we fail to obtain a favorable result at the USPTO, EPO or other patent offices, we may be exposed to litigation by a third-party alleging that the patent may be infringed by our product candidates or proprietary technologies.
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
Changes in patent law in the United States and in foreign jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our products.
Changes in either the patent laws or interpretation of the patent laws in the United States or in foreign jurisdictions could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Assuming that other requirements for patentability are met, prior to March 16, 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. On March 16, 2013, under the Leahy-Smith America Invents Act (the America Invents Act), the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. A third party that files a patent application in the USPTO on or after March 16, 2013, but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors were the first to either (i) file any patent application related to our product candidates or (ii) invent any of the inventions claimed in our or our licensor’s patents or patent applications.
The America Invents Act also includes a number of significant changes that affect the way patent applications will be prosecuted and also may affect patent litigation. These include allowing third party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in U.S. federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. Therefore, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our owned or in-licensed patent applications and the enforcement or defense of our owned or in-licensed issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
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
Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. Depending upon the timing, duration, and specifics of any FDA marketing approval of any product candidates we may develop, one or more of our U.S. patents may be eligible for limited patent term extension under the Hatch-Waxman Act. The Hatch-Waxman Act permit a patent term extension of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. However, we may not be granted an extension because of, for example, failure to exercise due diligence during the testing phase or regulatory review process, failure to apply within applicable deadlines, failure to apply prior to expiration of relevant patents, or otherwise failure to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. In addition, within the EU, regulatory protections afforded to medicinal products such as data exclusivity, marketing protection, market exclusivity for orphan indications and pediatric extensions are currently under review and could be curtailed in future years. If we are unable to obtain patent term extension or the term of any such extension is less than we request, or if data exclusivity or other regulatory protections are reduced, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations, and prospects could be materially harmed.

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
Our employees, independent contractors, principal investigators, CROs, consultants or vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.
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

We rely on a sole supplier or, in some cases, a limited number of suppliers, for the manufacture of GRI-0621, GRI-0803 and our other product candidates. If these suppliers are unable to supply to us in the quantities we require, or at all, or otherwise default on their supply obligations to us, we may not be able to obtain alternative supplies from other suppliers on acceptable terms, in a timely manner, or at all. Moreover, in the event any of these suppliers breach their contracts with us, our legal remedies associated with such a breach may be insufficient to compensate us for any damages we may suffer. In addition, if we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturer or manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or another regulatory authority. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget.
We expect to continue to rely on third-party manufacturers if we receive regulatory approval for GRI-0621, GRI-0803 or any other product candidate. To the extent that we have existing, or enter into future, manufacturing arrangements with third parties, we will depend on these third parties to perform their obligations in a timely manner consistent with contractual and regulatory requirements, including those related to quality control and assurance. If we are unable to obtain or maintain third-party manufacturing for product candidates, or to do so on commercially reasonable terms, we may not be able to develop and commercialize our product candidates successfully.
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
Our ability to compete in the highly competitive biotechnology and biopharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific, and medical personnel. We are highly dependent on our management, scientific and medical personnel, including W. Marc Hertz, our President and Chief Executive Officer, Vipin Kumar Chaturvedi, our Chief Scientific Officer and Albert Agro, our Chief Medical Officer. The loss of the services of any of our executive officers, other key employees and other scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and harm our business.
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
If we fail to attract and retain management and other key personnel, we may be unable to successfully develop or commercialize our product candidates or otherwise implement our business plan.
The biotech industry has experienced a high rate of turnover in recent years. Our ability to compete in the highly competitive biopharmaceuticals industry depends upon our ability to attract, retain, and motivate highly skilled and experienced personnel with scientific, medical, regulatory, manufacturing, and management skills and experience. We may not be able to attract or retain qualified personnel in the future due, in part, to the intense competition for a limited number of qualified personnel among biopharmaceutical companies. Many of the other biopharmaceutical companies against which we will compete have greater financial and other resources, different risk profiles, and a longer history in the industry. Our competitors may provide higher compensation, more diverse opportunities, and/or better opportunities for career advancement. Any or all of these competing factors may limit our ability to continue to attract and retain high quality personnel, which could negatively affect our ability to successfully develop and commercialize our product candidates and to grow our business and operations as currently contemplated.
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
We rely on information technology systems that we or our third-party providers operate to process, transmit and store electronic information in our day-to-day operations. In connection with our product discovery efforts, we may collect and use a variety of personal data, such as names, mailing addresses, email addresses, phone numbers and clinical trial information. A successful cyberattack could result in the theft or destruction of intellectual property, data, or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyberattacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyberattacks could include wrongful conduct by hostile foreign governments, industrial espionage, wire fraud and other forms of cyber fraud, the deployment of harmful malware, denial of service, social engineering fraud or other means to threaten data security, confidentiality, integrity and availability. A successful cyberattack could cause serious negative consequences for us, including, without limitation, the disruption of operations, the misappropriation of confidential business information, including financial information, trade secrets, financial loss and the disclosure of corporate strategic plans. Although we devote resources to protect our information systems, we realize that cyberattacks are a threat, and there can be no assurance that our efforts will prevent information security breaches that would result in business, legal, financial or reputational harm to us, or would have a material adverse effect on our results of operations and financial condition. Any failure to prevent or mitigate security breaches or improper access to, use of, or disclosure of personal data, including study participant personal data could result in significant liability under state (e.g., state breach notification laws), federal (e.g., Section 5 of the FTC Act), and international (e.g., the GDPR) law and may cause a material adverse impact to our reputation, affect our ability to conduct our studies and potentially disrupt our business.
We rely on our third-party providers to implement effective security measures and identify and correct for any such failures, deficiencies or breaches. If we or our third-party providers fail to maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to our information technology systems, we or our third-party providers could have difficulty preventing, detecting and controlling such cyberattacks, and any such attacks could result in the losses described above as well as disputes with physicians, patients and our partners, regulatory sanctions or penalties, increases in operating expenses, expenses or lost revenues, civil liability or other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects and cash flows. Any failure by such third parties to prevent or mitigate security breaches or improper access to or disclosure of such information could have similarly adverse consequences for us. If we are unable to prevent or mitigate the impact of such security or data privacy breaches, we could be exposed to litigation and governmental investigations, which could lead to a potential disruption to our business. By way of example, the CCPA, which went into effect on January 1, 2020, creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches increasing the potential for data breach litigation. The CPRA became effective on January 1, 2023 to strengthen elements of the CCPA. While there are exceptions for information that is subject to HIPAA and clinical trial regulations, the CCPA, as applicable, would still impact our business, and may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and actually implemented in other states. By way of example regarding foreign laws and regulations with respect to data privacy and security, the GDPR went into effect in the EU in May 2018 introducing strict requirements for processing the personal data of EU data subjects. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater.
Our current operations are concentrated in one location, and we or the third parties upon whom we depend may be adversely affected by earthquakes or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster, including earthquakes, outbreak of disease or other natural disasters.
Our current operations are located in our facilities in La Jolla, California. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics, power shortage, telecommunication failure or other natural or manmade accidents or incidents that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party contract manufacturers, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Some of these natural events may be exacerbated by climate change. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or interruption of our business operations. Earthquakes or other natural disasters could further disrupt our operations and have a material and adverse effect on our business, financial condition, results of operations and prospects. In addition, global climate change could result in certain types of natural disasters occurring more frequently or with more intense effects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research facilities or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time.
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
Our business could be adversely affected by the effects of health pandemics or epidemics in regions where it or third parties on which it relies have significant manufacturing facilities, concentrations of clinical trial sites, or other business operations.
Our business could be adversely affected by the effects of health pandemics or epidemics in regions where it has concentrations of clinical trial sites or other business operations, and could cause significant disruption in the operations of third-party manufacturers and CROs upon whom it relies. Such pandemics or epidemics may negatively impact productivity, disrupt business and delay clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of any restrictions and other limitations placed on our ability to conduct business in the ordinary course as a result of any such pandemic or epidemic. These and similar disruptions in operations could negatively impact our business, operating results and financial condition.
Quarantines, stay at home and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, may impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which could disrupt our supply chain. While many of these materials may be obtained by more than one supplier, restrictions resulting from any pandemic may disrupt our supply chain or limit our ability to obtain sufficient materials for our product candidates.
Our insurance may not provide adequate levels of coverage against claims which may adversely affect our financial condition.
We maintain insurance that we believe is adequate for businesses of our size and type. However, there are types of losses that we believe are not economically reasonable to insure or that cannot be insured against.
It is possible that we may be subject to securities litigation in the future, including potential class action or stockholder derivative actions. Our indemnification agreements with our directors and certain officers, as well as Delaware General Corporation Law (DGCL), may require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. Without D&O insurance, the amounts we would pay to defend any such litigation or indemnify our officers and directors should they be subject to legal action based on their service to us could have a material adverse effect on our financial condition, results of operations and liquidity.
Risks Related to Our Common Stock, Financing and Capital Requirements
We expect the stock price of our Common Stock to be highly volatile.
The market price of shares of our Common Stock has been and is likely to continue to be subject to significant fluctuations. Market prices for securities of biotechnology and other life sciences companies historically have been particularly volatile subject even to large daily price swings. Some of the factors that may cause the market price of shares of our Common Stock to fluctuate include, but are not limited to:
•our ability to obtain timely regulatory approvals for future product candidates, and delays or failures to obtain such approvals;
•our ability to comply with the listing requirements of The Nasdaq Capital Market and any delisting or potential delisting of shares of our Common Stock;
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
•announcements of any dilutive equity financings and significant issuances of equity securities;

•announcements by commercial partners or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships or capital commitments;
•failure to elicit meaningful stock analyst coverage and downgrades of our stock by analysts;
•our ability to comply with our obligations pursuant to our registration rights agreements; and
•the loss of key employees.
Moreover, the stock markets in general have experienced substantial volatility in the biotech industry that has often been unrelated to the operating performance of individual companies or a certain industry segment. These broad market fluctuations may also adversely affect the trading price of our Common Stock.
In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm our profitability and reputation. In addition, such securities litigation often has ensued after a reverse merger or other merger and acquisition activity of the type engaged by us. Such litigation, if brought, could impact negatively our business.
Future sales and issuances of our securities could result in additional dilution of the percentage ownership of our stockholders and could cause our share price to fall.
We expect that significant additional capital will be needed in the future to continue our planned operations, including research and development, increased marketing, hiring new personnel, commercializing our products, and continuing activities as an operating public company. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell shares of our Common Stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell Common Stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.
As of December 31, 2023, there were a total of (i) 530,375 shares of Common Stock directly or indirectly underlying the Equity Warrants (including (i) 116,353 shares of Common Stock underlying Series A-1 Warrants to purchase shares of Common Stock, which Series A-1 Warrants are issuable upon exercise of Series T Warrants, assuming that the Series T Warrants have been exercised in full by paying the aggregate exercise price in cash and (ii) 116,353 shares of Common Stock underlying Series A-2 Warrants to purchase shares of Common Stock, which Series A-2 Warrants are issuable upon exercise of Series T Warrants, assuming that the Series T Warrants have been exercised in full by paying the aggregate exercise price in cash), (iii) 4,576 shares of Common Stock underlying other outstanding warrants to purchase Common Stock, (iv) 4,318 shares of Common Stock issuable upon the exercise of vested outstanding options under the Amended and Restated GRI Bio, Inc. 2018 Equity Incentive Plan, formerly the Vallon Pharmaceuticals, Inc. 2018 Equity Incentive Plan (the A&R 2018 Plan), and (v) an additional 28,324 shares of Common Stock issuable upon the exercise of options that remain subject to vesting as of that date and no options available for future issuance under the GRI Bio, Inc. 2015 Equity Incentive Plan (the GRI Operations Plan) or the A&R 2018 Plan. In connection with the issuance of the securities pursuant to the Purchase Agreement the exercise price of the Series A-1 Warrants was reduced to par, or $0.0001, per share pursuant to the terms of the Series A-1 Warrants.
As of December 31, 2023, an aggregate of 60,227 shares of our Common Stock have been issued upon the exercise of Exchange Warrants and an aggregate of 163,185 shares of our Common Stock have been issued upon the exercise of Series A-2 Warrants, in each case, on a cashless basis for which the Company received no proceeds. We will not receive any proceeds from the exercise of warrants to the extent exercised on a cashless basis. The holders of these securities or their affiliates have and may sell large amounts of our Common Stock in the open market or in privately negotiated transactions, which, in the past and again may result in a lower trading price of our Common Stock and substantial dilution to our stockholders. Additionally, the registration and availability of such a significant number of shares of Common Stock for trading in the public market has and may increase the volatility in our stock price or put significant downward pressure on the price of our stock.
We do not anticipate paying any dividends in the foreseeable future.
Our current expectation is that we will retain our future earnings to fund the development and growth of our business. As a result, capital appreciation, if any, of the shares of our Common Stock will be our stockholders’ sole source of gain, if any, for the foreseeable future.

We will continue to incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance initiatives. In addition, if we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.
As a public company, we incur significant legal, accounting and other expenses under the Exchange Ac), the Sarbanes-Oxley Act of 2022, as amended (SOX) and other applicable securities rules and regulations. In addition, we are subject to the rules of The Nasdaq Stock Market LLC (Nasdaq) and The Nasdaq Capital Market.
These rules impose various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and appropriate corporate governance practices. Our management and other personnel have devoted and will continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. In addition, the listing requirements of The Nasdaq Capital Market require that we satisfy certain corporate governance requirements relating to director independence, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct. Our management and other personnel need to devote a substantial amount of time to ensure that we comply with all of these requirements. As a result, it may be difficult for us to attract and retain qualified persons to serve on our Board, our Board committees or as executive officers.
SOX requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. As a result, we are required to periodically perform an evaluation of our internal controls over financial reporting to allow management to report on the effectiveness of those controls, as required by Section 404 of SOX (Section 404). Additionally, our independent auditors may be required to perform a similar evaluation and report on the effectiveness of our internal controls over financial reporting. These efforts to comply with Section 404 and related regulations have required, and continue to require, the commitment of significant financial and managerial resources. While we anticipate maintaining the integrity of our internal controls over financial reporting and all other aspects of Section 404, we cannot be certain that a material weakness will not be identified when we test the effectiveness of our control systems in the future. If a material weakness is identified, we could be subject to sanctions or investigations by the SEC, or other regulatory authorities, which would require additional financial and management resources, costly litigation or a loss of public confidence in our internal controls, which could have an adverse effect on the market price of our stock.
We currently take advantage of reduced disclosure and governance requirements applicable to smaller reporting companies, which could result in our Common Stock being less attractive to investors.
We have a public float of less than $250.0 million and therefore qualify as a smaller reporting company under the rules of the SEC. As a smaller reporting company, we are able to take advantage of reduced disclosure requirements, such as simplified executive compensation disclosures and reduced financial statement disclosure requirements in our SEC filings. Decreased disclosures in our SEC filings due to our status as a smaller reporting company may make it harder for investors to analyze our results of operations and financial prospects. We cannot predict if investors will find our Common Stock less attractive if we rely on these exemptions. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for our Common Stock and our stock price may be more volatile. We may take advantage of the reporting exemptions applicable to a smaller reporting company until we are no longer a smaller reporting company, which status would end once we have a public float greater than $250.0 million. In that event, we could still be a smaller reporting company if our annual revenues were below $100.0 million and we have a public float of less than $700.0 million.
We also take advantage of reduced disclosure and governance requirements applicable to emerging growth companies, which could result in our Common Stock being less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act. Emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. As an emerging growth company, we are not being required to comply with the auditor attestation requirements of Section 404, we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and we are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Additionally, as an emerging growth company, we have elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates. We cannot predict if investors will find our stock less attractive because we may rely on these provisions. If some investors find our stock less attractive as a result, there may be a less active trading market for our shares and our stock price may be more volatile.

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
The listing of shares of our Common Stock does not currently comply with the rules of The Nasdaq Capital Market or any other Nasdaq Market tier. A delisting of our Common Stock from Nasdaq could adversely affect our ability to raise additional capital through the public or private sale of equity securities and our investors’ ability to dispose of, or obtain accurate quotations as to the market value of, our Common Stock.
The rules of The Nasdaq Capital Market also require that we maintain a closing price for shares of our Common Stock of at least $1.00 per share (the Minimum Bid Price Rule). On January 5, 2024, we received a letter (the Letter) from the Staff of Nasdaq indicating that we no longer met the Minimum Bid Price Rule set forth in Nasdaq Listing Rule 5550(a)(2) because the closing bid price for our Common Stock was less than $1.00 for the previous 30 consecutive business days. The Letter was in addition to the Notice (as defined below). The Letter had and has no immediate effect on our continued listing on The Nasdaq Capital Market. Under Nasdaq Listing Rule 5810(c)(3)(A), we have a 180-calendar day period, or until July 3, 2024 (the Compliance Date), to regain compliance with the Minimum Bid Price Rule. The Minimum Bid Price Rule will be met if our Common Stock has a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days during the 180-calendar day period, unless Nasdaq exercises its discretion to extend such 10‑day period. If we do not regain compliance by the Compliance Date, we may be eligible for an additional 180-calendar day period, subject to satisfying the conditions in the applicable Nasdaq Listing Rules. If, before the Compliance Date, our Common Stock has a closing bid price of $0.10 per share or less for ten consecutive trading days, the Staff (as defined below) will issue a Staff Delisting Determination under Nasdaq Listing Rule 5810 with respect to our Common Stock. On January 29, 2024, we filed an amendment to our Charter to implement the January 2024 Reverse Stock Split to attempt to regain compliance with the Minimum Bid Price Rule. Nasdaq subsequently reported that our Common Stock had a closing bid price above $1.00 per share for 10 consecutive trading days during the 180-day period, but Nasdaq exercised its discretion to extend the 10-day period and did not deem that we regained compliance with the Minimum Bid Price Rule. There can be no assurance that we will be able to regain compliance or that the bid price of our Common Stock will remain above the minimum $1.00 bid price required for any post-split Nasdaq monitoring period or otherwise. We will likely need to effect an additional reverse stock split of our Common Stock in an effort to regain compliance with the Minimum Bid Price Rule, but there can be no assurance that such a split may be approved or completed.
On November 22, 2023, we received a letter from the Listing Qualifications Department (the Staff) of The Nasdaq Stock Market LLC (Nasdaq) notifying us that we are not in compliance with the minimum stockholders’ equity requirement for continued listing on The Nasdaq Capital Market (the Notice) based on the information provided in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023. Nasdaq Listing Rule 5550(b)(1) requires that companies listed on The Nasdaq Capital Market with a market value of listed securities of less than $35.0 million and annual net income of less than $0.5 million maintain stockholders’ equity of at least $2.5 million (the Stockholders’ Equity Requirement). In accordance with Nasdaq rules, we were provided until January 8, 2024 to submit a plan to regain compliance with the Stockholders’ Equity Requirement (the Compliance Plan). The Notice has no immediate effect on our continued listing on The Nasdaq Capital Market, subject to our compliance with other continued listing requirements. On January 22, 2024, the Staff granted us an extension until May 20, 2024 to regain compliance with the Stockholders’ Equity Requirement. Per the Staff’s January 22, 2024 letter, we must complete an equity offering to raise gross proceeds of at least $6.0 million (the Equity Offering) and furnish to the Staff and Nasdaq evidence of compliance with the Stockholders’ Equity Requirement by filing a publicly available report prior to May 24, 2024. While we have completed the Equity Offering, the proceeds were insufficient for us to regain compliance with the Stockholders’ Equity Requirement such that we will need to raise substantial additional funds in the near term. If we fail to evidence compliance with the Stockholders’ Equity Requirement in our Quarterly Report for the quarter ending June 30, 2024, we may be delisted. There can be no assurance that we will be able to regain compliance.
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
Further, our failure to maintain compliance with applicable Nasdaq listing requirements will also cause us to fail to meet the equity conditions for us to require the exercise the Series T Warrants and may result in our being liable for penalties in our various investor agreements. Any of these or the above circumstances could adversely affect our business, results of operation, prospects and the value of shares of our Common Stock.
A delisting for this reason or any other reason could materially affect our ability to raise capital, adversely affect our business and the price of our Common Stock.
The January 2024 Reverse Stock Split may have caused our stock price to decline relative to its value before the split and decrease the liquidity of shares of our Common Stock.
We legally effected the January 2024 Reverse Stock Split on January 29, 2024 and on January 30, 2024, our Common Stock began trading on a post-split basis. There is no assurance that the January 2024 Reverse Stock Split has not and will not cause an actual decline in the value of our outstanding Common Stock. The trading volume of our shares following the April 2023 Reverse Stock Split has varied, and shares of our Common Stock may have been less liquid as a result of the April 2023 Reverse Stock Split. The liquidity of the shares of our Common Stock may be affected adversely by the January 2024 Reverse Stock Split given the reduced number of shares outstanding following the January 2024 Reverse Stock Split, especially if the market price of our Common Stock does not increase as a result of the January 2024 Reverse Stock Split. In addition, the January 2024 Reverse Stock Split may have increased the number of stockholders who own odd lots (less than 100 shares) of our Common Stock, creating the potential for such stockholders to experience an increase in the cost of selling their shares and greater difficulty effecting such sales. We expect to need to complete an additional reverse stock split of our Common Stock given that our current bid price does not comply with the Minimum Bid Price Rule, but there can be no assurance that such a split will be approved or completed.
Following a reverse stock split, the resulting market price of our Common Stock may not attract new investors, including institutional investors, and may not satisfy the investing requirements of those investors. Consequently, the trading liquidity of our Common Stock may not improve.
Although we believe that a higher market price of our Common Stock may help generate greater or broader investor interest, there can be no assurance that a reverse stock split, including the January 2024 Reverse Stock Split, will result in a share price that will attract new investors, including institutional investors. In addition, there can be no assurance that the market price of our Common Stock will satisfy the investing requirements of those investors. As a result, the trading liquidity of our Common Stock may not necessarily improve. The primary intent for the January 2024 Reverse Stock Split was to increase the price of our Common Stock in order to help us meet the Minimum Bid Price Rule pursuant to Nasdaq listing requirements, but the January 2024 Reverse Stock Split did not result in the price of our Common Stock meeting the Minimum Bid Price Rule. As a result, we will likely need to effect an additional reverse stock split of our Common Stock, which may not be approved or completed. It cannot be assured that a reverse stock split will result in any sustained proportionate increase in the market price of our Common Stock, which is dependent upon many factors, including our business and financial performance, general market conditions, and prospects for future success, which are unrelated to the number of shares of our Common Stock outstanding. In fact, the January 2024 Reverse Stock Split did not result in a sustained proportionate increase in the market price of our Common Stock, in part due to the dilutive effects of the Equity Offering and subsequent warrant exercises. It is not uncommon for the market price of a company’s common stock to decline in the period following a reverse stock split or following an offering.

Changes in tax law could adversely affect our business.
The rules dealing with U.S. federal, state and local income taxation are constantly under review by the Internal Revenue Service, the U.S. Treasury Department, and other governmental bodies. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our Common Stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition, or results of operations.
An active trading market for our Common Stock may not develop and our stockholders may not be able to resell their shares of Common Stock for a profit, if at all.
An active trading market for our shares of Common Stock may never develop or be sustained. If an active market for our Common Stock does not develop or is not sustained, it may be difficult for our stockholders to sell their shares at an attractive price or at all.
If equity research analysts do not publish research or reports, or publish unfavorable research or reports, about us, our business, or our market, our stock price and trading volume could decline.
The trading market for our Common Stock will be influenced by the research and reports that equity research analysts publish about us and our business. Equity research analysts have not currently elected and may not elect to provide research coverage of our Common Stock, and such lack of research coverage may adversely affect the market price of our Common Stock. In the event we have equity research analyst coverage, we will not have any control over the analysts, or the content and opinions included in their reports. The price of our Common Stock could decline if one or more equity research analysts downgrade our stock or issue other unfavorable commentary or research. If one or more equity research analysts ceases coverage of us or fails to publish reports on us regularly, demand for our Common Stock could decrease, which in turn could cause our stock price or trading volume to decline.
We may become a defendant in one or more stockholder derivative or class-action litigations, and any such future lawsuit may adversely affect our business, financial condition, results of operations and cash flows.
We and certain of our officers and directors may become defendants in one or more future stockholder derivative actions or other class-action lawsuits. These lawsuits would divert our management’s attention and resources from our ordinary business operations, and we would likely incur significant expenses associated with their defense (including, without limitation, substantial attorneys’ fees and other fees of professional advisors and potential obligations to indemnify current and former officers and directors who are or may become parties to such actions). If these lawsuits do arise, we may be required to pay material damages, consent to injunctions on future conduct and/or suffer other penalties, remedies or sanctions. In addition, any such future stockholder lawsuits could adversely impact our reputation, our ability to continue to develop our product candidates, thereby harming our ability to generate revenue. Accordingly, the ultimate resolution of these matters could have a material adverse effect on our business, financial condition, results of operation and cash flow and, consequently, could negatively impact the trading price of our Common Stock.
Our charter documents and Delaware law may inhibit a takeover that stockholders consider favorable.
Certain provisions of our amended and restated certificate of incorporation (Charter) and our amended and restated bylaws (the Bylaws) and applicable provisions of Delaware law may delay or discourage transactions involving an actual or potential change in control or change in our management, including transactions in which stockholders might otherwise receive a premium for their shares, or transactions that our stockholders might otherwise deem to be in their best interests. The provisions in our Charter and Bylaws:
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
In addition, Section 203 of the Delaware General Corporation Law may limit our ability to engage in any business combination with a person who beneficially owns 15% or more of our outstanding voting stock unless certain conditions are satisfied. This restriction lasts for a period of three years following the share acquisition. These provisions may have the effect of entrenching our management team and may deprive stockholders’ of the opportunity to sell their shares to potential acquirers at a premium over prevailing prices. This potential inability to obtain a control premium could reduce the price of our common stock.
Furthermore, our Charter specifies that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any state law claim for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers, and employees to our or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL, our Charter or our Bylaws, or (iv) any action asserting a claim that is governed by the internal affairs doctrine, in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. We believe these provisions provide increased consistency in the application of Delaware law and federal securities laws by chancellors and judges, as applicable, particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. However, these provisions may have the effect of discouraging lawsuits against our directors and officers. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in the Charter to be inapplicable or unenforceable in such action. This choice of forum provision does not preclude or contract the scope of exclusive federal jurisdiction for any actions brought under the Exchange Act. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction, and we do not intend for the exclusive forum provision to apply to Exchange Act claims. Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such a forum selection provision as written in connection with claims arising under the Securities Act. Additionally, this choice of forum provision will not apply to claims as to which the Court of Chancery of the State of Delaware does not have subject matter jurisdiction. The choice of forum provision in the Charter does not have the effect of causing our stockholders to have waived our obligation to comply with the federal securities laws and the rules and regulations thereunder.
Item 1B.    UNRESOLVED STAFF COMMENTS
None.
Item 1C.    CYBERSECURITY
Cybersecurity
We recognize the critical importance of maintaining the trust and confidence of patients, business partners and employees toward our business and are committed to protecting the confidentiality, integrity and availability of our business operations and systems. Our board of directors is actively involved in oversight of our risk management activities, and cybersecurity represents an important element of our overall approach to risk management. In general, we seek to address cybersecurity risks through a comprehensive approach that is focused on preserving the confidentiality, security and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.
Cybersecurity Risk Management and Strategy; Effect of Risk
We face risks related to cybersecurity such as unauthorized access, cybersecurity attacks and other security incidents, including as perpetrated by hackers and unintentional damage or disruption to hardware and software systems, loss of data, and misappropriation of confidential information. To identify and assess material risks from cybersecurity threats, we maintain a cybersecurity program to ensure our systems are effective and prepared for information security risks, including regular oversight of our programs for security monitoring for internal and external threats to ensure the confidentiality and integrity of our information assets. We consider risks from cybersecurity threats alongside other company risks as part of our overall risk assessment process. As discussed in more detail under “Cybersecurity Governance” below, our board of directors provides oversight of our cybersecurity risk management and strategy processes, which are led by our Chief Financial Officer.
To provide for the availability of critical data and systems, maintain regulatory compliance, manage our material risks from cybersecurity threats, and protect against and respond to cybersecurity incidents, we undertake the following activities:
•monitor emerging data protection laws and implement changes to our processes that are designed to comply with such laws;

•through our policies, practices and contracts (as applicable), require employees, as well as third parties that provide services on our behalf, to treat confidential information and data with care;
•employ technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls; and
•provide training for our employees regarding cybersecurity threats as a means to equip them with effective tools to address cybersecurity threats, and to communicate our evolving information security policies, standards, processes and practices.
Our incident response plan coordinates the activities we take to prepare for, detect, respond to and recover from cybersecurity incidents, which include processes to triage, assess severity for, escalate, contain, investigate and remediate the incident, as well as to comply with potentially applicable legal obligations and mitigate damage to our business and reputation.
Our processes also address cybersecurity threat risks associated with our use of third-party service providers who have access to employee data or our systems. In addition, cybersecurity considerations affect the selection and oversight of our third-party service providers.
We describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, in Item 1A under the heading “We may be unable to adequately protect our information systems from cyberattacks, which could result in the disclosure of confidential or proprietary information, including personal data, damage our reputation, and subject us to significant financial and legal exposure,” which disclosures are incorporated by reference herein.
In the last three fiscal years, we have not experienced any material cybersecurity incidents and the expenses we have incurred from cybersecurity incidents were immaterial. This includes penalties and settlements, of which there were none.
Cybersecurity Governance; Management
Cybersecurity is an important part of our risk management processes and an area of focus for our board of directors and management. Our board of directors is responsible for the oversight of risks from cybersecurity threats.
Upon detection of a cybersecurity threat, our board of directors receives an update from management of our cybersecurity threat risk management and strategy processes, as well as the steps management has taken to respond to such risks. Our board of directors also receive prompt and timely information regarding any cybersecurity incident that meets establishing reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed
Our cybersecurity risk management and strategy processes, which are discussed in greater detail above, is managed by our Chief Financial Officer and supported by consultants with experience in managing information security, developing cybersecurity strategy, implementing effective information and cybersecurity programs as needed. As discussed above, the Chief Financial Officer reports to our board of directors about material cybersecurity threat risks.
Item 2.    PROPERTIES
Our executive offices are located at 2223 Avenida de La Playa #208, La Jolla, CA 92037, where we lease approximately 1,100 square feet of office space under a lease that expires in March 2024. We believe that our facilities are adequate to meet our current needs.
Item 3.    LEGAL PROCEEDINGS
We are not currently a party to any material legal proceedings , and we are not aware of any pending or threatened legal proceeding against us that we believe could have an adverse effect on our business, operating results or financial condition.
Item 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Common Stock is currently listed on The Nasdaq Capital Market under the symbol “GRI.” As of March 1, 2024, there were 3,196,488 shares of Common Stock and no shares of preferred stock outstanding and held by approximately 17 stockholders of record.
Securities Authorized for Issuance Under Equity Compensation Plans
See Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” for information relating to our equity compensation plans.
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities By the Issuer and Affiliated Purchasers
None.
Dividend Policy
We have not declared or paid any cash or other dividends on our common stock, and we do not expect to declare or pay any cash or other dividends in the foreseeable future.
Item 6.    [Reserved]

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes beginning on page F-1 of this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the section entitled “Item 1A. Risk Factors” and “Special Note Regarding Forward-Looking Statements” of this Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained herein.
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
Our lead product candidate, GRI-0621, is an oral inhibitor of iNKT cells. GRI-0621 is also an oral formulation of tazarotene, a synthetic RAR-beta and gamma selective agonist, that is approved in the United States for topical treatment of psoriasis and acne. As of December 31, 2023, it has been evaluated in over 1,700 patients as an oral product for up to 52-weeks. We are developing GRI-0621 for the treatment of severe fibrotic lung diseases such as IPF, a life-threatening progressive fibrotic disease of the lung that affects approximately 140,000 people in the United States, with up to 40,000 new cases per year in the United States and some estimate that IPF affects 3 million globally. While there are currently two approved therapies for the treatment of lung fibrosis, neither has been associated with improvements in overall survival, and both therapies have been associated with significant side effects leading to poor therapeutic adherence. In preliminary data from our trials to date with GRI-0621, and earlier trials with oral tazarotene, we have observed GRI-0621 to be well-tolerated and to inhibit iNKT cell activity in subjects. We and others have shown that activated iNKT are upregulated in IPF, PSC, NASH, ALD,SLE, MS, UC patients as well as other indications. In these patients activated iNKT cells are correlated with more severe disease. In December 2023, we commenced enrollment in our Phase 2a trial and we expect topline results from this trial to be available in the second half of 2024.

Our product candidate portfolio also includes GRI-0803 and a proprietary library of 500+ compounds. GRI-0803, the lead molecule selected from the library, is a novel oral agonist of type 2 NKT cells. We are developing GRI-0803 for the treatment of autoimmune disorders, with much of our preclinical work in SLE or lupus and MS. In lupus, the immune system mistakenly attacks its own healthy tissues, especially joints and skin, but can affect almost every organ and tissue of the body. The condition can be fatal, and often causes debilitating bouts of fatigue and pain that prevent nearly half of adult patients from working. Lupus affects between 160,000 - 200,000 patients in the United States, with around 80,000 – 100,000 patients in the United States suffering from kidney nephritis, one of the most serious manifestations of SLE, typically within five years of diagnosis. There is no cure for lupus, but medical interventions and lifestyle changes can help control it. SLE treatment consists primarily of immunosuppressive drugs that inhibit the activity of the immune system. Only two drugs have been approved for lupus in the past 50 years, and new treatment options are sorely needed. Subject to IND clearance, we intend to evaluate GRI-0803 in a Phase 1a and 1b trial initially targeting SLE. We expect to file an IND with respect to this Phase 1a and 1b trial in the first half of 2024. We will continue to evaluate indications to select the best fit for further development of the program, but our initial focus is on lupus.
Recent Developments
Securities Purchase Agreement
On February 1, 2024, we entered into the Purchase Agreement), pursuant to which we agreed to issue and sell, in a public offering, (i) 330,450 Shares of Common Stock, (ii) 4,669,550 Pre-Funded Warrants exercisable for an aggregate of 4,669,550 shares of Common Stock, (iii) 5,000,000 Series B-1 Common Warrants exercisable for an aggregate of 5,000,000 shares of Common Stock, and (iv) 5,000,000 Series B-2 Common Warrants exercisable for an aggregate of 5,000,000 shares of Common Stock for gross proceeds of $5.5 million. The securities were offered in combinations of (a) one Share or one Pre-Funded Warrant, together with (b) one Series B-1 Common Warrant and one Series B-2 Common Warrant, for a combined purchase price of $1.10 (less $0.0001 for each Pre-Funded Warrant).
Subject to certain ownership limitations, the Warrants are exercisable upon issuance. Each Pre-Funded Warrant is exercisable for one share of Common Stock at a price per share of $0.0001 and does not expire. Each Series B-1 Common Warrant is exercisable into one share of Common Stock at a price per share of $1.10 for a five-year period after February 6, 2024, the date of issuance. Each Series B-2 Common Warrant is exercisable into one share of Common Stock at a price per share of $1.10 for an 18-month period after February 6, 2024, the date of issuance. In connection with the issuance of the securities pursuant to the Purchase Agreement, the exercise price of the Series A-1 Warrants was reduced to par, or $0.0001, per share pursuant to the terms of the Series A-1 Warrants.
January 2024 Reverse Stock Split
On January 19, 2024, our stockholders approved the January 2024 Reverse Stock Split. Our Board approved the January 2024 Reverse Stock Split ratio of one-for-seven. Following this approval, we filed an amendment to our Charter with the Secretary of State of the State of Delaware to effect the January 2024 Reverse Stock Split as of 4:01 p.m. Eastern Time on January 29, 2024. Shares of our Common Stock began trading on a post-split basis on January 30, 2024. As a result of the January 2024 Reverse Stock Split, every seven shares of our Common Stock, either issued or outstanding, immediately prior to the filing and effectiveness of our amendment to our Charter filed with the Secretary of State of the State of Delaware, was automatically combined and converted (without any further act) into one share of fully paid and nonassessable share of Common Stock. No fractional shares were issued in connection with the January 2024 Reverse Stock Split. Stockholders who otherwise would have received fractional shares of Common Stock received cash in lieu thereof at a price equal to the fraction to which the stockholder would have otherwise been entitled. The January 2024 Reverse Stock Split had the effect of reducing the aggregate number of outstanding shares of Common Stock from 4,520,233 shares on a pre-reverse split basis to a total of 645,738 shares outstanding on a post-reverse split basis.
Unless otherwise noted, all financial information, share numbers, option numbers, warrant numbers, other derivative security numbers and exercise prices appearing in this Annual Report have been adjusted to give effect to the January 2024 Reverse Stock Split.
Nasdaq Compliance - Equity Deficiency
On November 22, 2023, we received the Letter from the Staff of Nasdaq notifying GRI that it is not in compliance with the minimum Stockholders’ Equity Requirement for continued listing on The Nasdaq Capital Market based on the information provided in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023. In accordance with Nasdaq rules, we were provided until January 8, 2024, to submit our Compliance Plan to regain compliance with the Stockholders’ Equity Requirement. On January 22, 2024, the Staff granted us an extension until May 20, 2024 to regain compliance with the Stockholders’ Equity Requirement. Per the Staff’s January 22, 2024 letter, we must complete the Equity Offering and furnish to the Staff and Nasdaq evidence of compliance with the Stockholders’ Equity Requirement by filing a publicly available report prior to May 24, 2024. While we have completed the Equity Offering, the proceeds were insufficient for us to regain compliance with the Stockholders’ Equity Requirement such that we will need to raise substantial additional funds in the near term. If we fail to evidence compliance with the Stockholders’ Equity Requirement in our Quarterly Report for the quarter ending June 30, 2024, we may be delisted.
Nasdaq Compliance - Bid Price Deficiency
On January 5, 2024, we received a letter (the Letter) from the Staff of Nasdaq indicating that we no longer meet the Minimum Bid Price Rule set forth in Nasdaq Listing Rule 5550(a)(2) because the closing bid price for our common stock was less than $1.00 for the previous 30 consecutive business days. The Letter is in addition to the Notice described above. The Letter has no immediate effect on our continued listing on The Nasdaq Capital Market. Under Nasdaq Listing Rule 5810(c)(3)(A), we have a 180-calendar day period, or until July 3, 2024, to regain compliance with the Minimum Bid Price Rule. The Minimum Bid Price Rule will be met if our common stock has a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days during the 180-calendar day period, unless Nasdaq exercises its discretion to extend such 10‑day period. If we do not regain compliance by the Compliance Date, we may be eligible for an additional 180-calendar day period, subject to satisfying the conditions in the applicable Nasdaq Listing Rules. If, before the Compliance Date, our common stock has a closing bid price of $0.10 per share or less for ten consecutive trading days, the Staff will issue a Staff Delisting Determination under Nasdaq Listing Rule 5810 with respect to our common stock. On January 29, 2024, we filed an amendment to our Charter to implement the January 2024 Reverse Stock Split to attempt to regain compliance with the Minimum Bid Price Rule, but there can be no assurance that we will be able to regain compliance. There can be no assurance that stock price of our Common Stock will remain above the minimum $1.00 bid price required for any post-split Nasdaq monitoring period or otherwise.
Merger with Vallon Pharmaceuticals, Inc.
On April 21, 2023, we consummated the Merger with GRI Operations pursuant to the Merger Agreement. In connection with the Closing, we amended our certificate of incorporation and bylaws to change our name from “Vallon Pharmaceuticals, Inc.” to “GRI Bio, Inc.”
At the Effective Time:
Each share of GRI Operations’ common stock (GRI Operations Common Stock) outstanding immediately prior to the Effective Time, including any shares of GRI Operations Common Stock issued pursuant to the Equity Financing (as defined below) automatically converted solely into the right to receive a number of shares of the Common Stock equal to 0.0374 (the Exchange Ratio).
(a) Each option to purchase shares of GRI Operations Common Stock (each, a GRI Operations Option) outstanding and unexercised immediately prior to the Effective Time under the (the GRI Operations Plan, whether or not vested, converted into and became an option to purchase shares of Common Stock, and we assumed the GRI Operations Plan and each such GRI Operations Option in accordance with the terms of the GRI Operations Plan (the Assumed Options). The number of shares of Common Stock subject to each Assumed Option was determined by multiplying (i) the number of shares of GRI Operations Common Stock that were subject to such GRI Operations Option, as in effect immediately prior to the Effective Time, by (ii) the Exchange Ratio, and rounding the resulting number down to the nearest whole number of shares of Common Stock. The per share exercise price for the Common Stock issuable upon exercise of each Assumed Option was determined by dividing (A) the per share exercise price of such Assumed Option, as in effect immediately prior to the Effective Time, by (B) the Exchange Ratio and rounding the resulting per share exercise price up to the nearest whole cent. Any restriction on the exercise of any Assumed Option continued in full force and effect and the term, exercisability, vesting schedule and any other provisions of such Assumed Option otherwise remained unchanged.
(b) Each warrant to purchase shares of GRI Operations Common Stock (the GRI Operations Warrants) outstanding immediately prior to the Effective Time was assumed by the Company and converted into a warrant to purchase Common Stock (the Assumed Warrants) and thereafter (i) each Assumed Warrant became exercisable solely for shares of Common Stock; (ii) the number of shares of Common Stock subject to each Assumed Warrant was determined by multiplying (A) the number of shares of GRI Operations Common Stock that were subject to such GRI Operations Warrant, as in effect immediately prior to the Effective Time, by (B) the Exchange Ratio, and rounding the resulting number down to the nearest whole number of shares of Common Stock; (iii) the per share exercise price for the Common Stock issuable upon exercise of each Assumed Warrant was determined by dividing (A) the exercise price per share of the GRI Operations Common Stock subject to such GRI Operations Warrant, as in effect immediately prior to the Effective Time, by (B) the Exchange Ratio, and rounding the resulting exercise price up to the nearest whole cent.
(c) The Bridge Warrants (as defined below) were exchanged for warrants (the Exchange Warrants) to purchase an aggregate of 60,227 shares of our Common Stock. The Exchange Warrants contained substantively similar terms to the Bridge Warrants and had an initial exercise price equal to $103.11 per share. The Exchange Warrants have since been fully exercised on a cashless basis.
(d) All rights with respect to GRI Operations restricted stock awards were assumed by the Company and converted into Company restricted stock awards with the number of shares subject to each restricted stock award multiplied by the Exchange Ratio and rounding the resulting number down to the nearest whole number of shares of Common Stock. The term, exercisability, vesting schedule and other provisions of the GRI Operations restricted stock awards otherwise remained unchanged.
Securities Purchase Agreement (Bridge Financing)
In connection with signing the Merger Agreement, GRI Operations entered into a Securities Purchase Agreement, dated as of December 13, 2022 (the Bridge SPA) with the Altium, pursuant to which, among other things, the selling stockholder purchased, and GRI Operations issued, senior secured notes in the aggregate principal amount of up to approximately $3.3 million, in exchange for an aggregate purchase price of up to approximately $2.5 million (the Bridge Notes). In addition, GRI Operations issued to Altium warrants to purchase an aggregate of 357,854 shares of GRI Operations Common Stock (the Bridge Warrants). As a result of the Merger, at the Effective Time, the Bridge Warrants were exchanged for the Exchange Warrants. The Exchange Warrants contain substantively similar terms to the Bridge Warrants and have an initial exercise price equal to $103.11 per share. The exercise price of the Exchange Warrants is subject to adjustment for splits and similar recapitalization events.
Securities Purchase Agreement (Equity Financing)
In addition to the Bridge SPA, in connection with signing the Merger Agreement, the Company, GRI Operations and Altium entered into a Securities Purchase Agreement, dated as of December 13, 2022 (the Equity SPA). Pursuant to the Equity SPA, immediately prior to the Closing, GRI Operations issued 969,602 shares of GRI Operations Common Stock (the Initial Shares) to Altium and 3,878,411 shares of GRI Operations Common Stock (the Additional Shares) into escrow with an escrow agent. At the Closing, pursuant to the Merger, the Initial Shares converted into an aggregate of 36,263 shares of Common Stock and the Additional Shares converted into an aggregate of 145,052 shares of Common Stock. On May 8, 2023, in accordance with the terms of the Equity SPA, the Company and Altium authorized the escrow agent to, subject to beneficial ownership limitations, disburse to Altium all of the shares of Common Stock issued in exchange for the Additional Shares (the Escrow Shares).
Pursuant to the Equity SPA, we issued to Altium on May 8, 2023 (i) Series A-1 Warrants to purchase 181,316 shares of Common Stock with an initial exercise price of $94.57 per share, (ii) Series A-2 Warrants to purchase 163,185 shares of Common Stock with an initial exercise price of $103.18 per share (all of which have since been exercised), and (iii) Series T Warrants to purchase (x) 116,353 shares of Common Stock at an exercise price of $85.96 per share and (y) if the Series T Warrants are exercised in full by paying the aggregate exercise price in cash, an additional amount of Series A-1 Warrants and Series A-2 Warrants, each to purchase 116,353 shares of Common Stock at their respective exercise price (collectively, the Equity Warrants). We may only force the exercise of Series T Warrants subject to the satisfaction of certain equity conditions. The Series T Warrants are not presently subject to forced exercise by us as the equity conditions for their forced exercise, which include, among other things, a requirement that shares of Common Stock have a value weighted average price of at least $64.47 per share for the periods specified in the Series T Warrants, are not met. In connection with the issuance of the securities pursuant to the Purchase Agreement, the exercise of the Series A-1 Warrants was reduced to par, or $0.0001, per share pursuant to the terms of the Series A-1 Warrants.
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
Leases
We account for leases in accordance with Accounting Standards Update (ASU) 2016-02, Leases (Topic 842) and ASU 2018-10, Codification Improvements to Topic 842, Leases, and ASU 2018-11, Leases (Topic 842): Targeted Improvements, both of which clarify and enhance the certain amendments made in ASU 2016-02. The ASUs increase transparency and comparability among entities by recognizing lease assets and lease liabilities on the balance sheet for all leases and disclosing key information about lease arrangements. We entered into one lease for office space which we determined was an operating lease.
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
Other Income
On August 22, 2023, we entered into Asset Purchase Agreement (the Aardvark Agreement) with Aardvark Therapeutics, Inc. (Aardvark), pursuant to which Aardvark agreed to purchase (i) our license agreement with Medice Arzneimittel Pűtter GmbH & Co. KG, dated January 6, 2020, (ii) certain patents related to our ADAIR product candidate, and (iii) files (of contract manufacturing and FDA correspondence) for a formulation described in IND No. 133072, ADAIR for the Treatment of Attention Deficit/Hyperactivity Disorder (ADHD) and Narcolepsy, filed with the United States FDA. Under the terms of the Agreement, we received an upfront cash payment of $0.3 million, which was recognized as other income. We are also eligible to receive potential additional milestone payments contingent upon Aardvark achieving certain future ADAIR regulatory and sales milestones. Other than the upfront payment, we do not anticipate the receipt of any milestone payments from Aardvark in the near term, which potential milestone payments may or may not be achieved, paid or received in the future.
Extinguishment of Debt
Extinguishment of debt consists of expense recognized as a result of the amendment of certain tranches of convertible promissory notes (the TEP Notes) held by TEP. The amendment was accounted for as extinguishment to which the excess fair value of the amended debt over the carrying value of the original debt resulted in a loss on extinguishment.
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
In December 2023, FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in ASU 2023-09 are intended to enhance the transparency and decision usefulness of income tax disclosures through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 for public entities, with early adoption permitted. We are currently evaluating the impact of this update on our financial statements.
In October 2023, FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The amendments in ASU 2023-06 represent changes to clarify or improve disclosure and presentation requirements of a variety of topics in the Codification and align those requirements with the SEC’s regulation. For entities subject to the SEC’s existing disclosure requirements, the effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. We are currently evaluating the impact of this update and its effective dates but do not expect the update to have a material effect on our financial statements.
On January 1, 2022, we adopted ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). ASU 2020-06 address issues identified as a result of the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity.The amendments focused on amending the guidance on convertible instruments and the guidance on the derivatives scope exception for contracts in an entity’s own equity. The adoption of this standard did not have a material impact on our financial statements.
Smaller Reporting Company Status
We are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of any fiscal year for so long as either (1) the market value of our shares of Common Stock held by non-affiliates does not equal or exceed $250.0 million as of the prior June 30th, or (2) our annual revenues did not equal or exceed $100.0 million during such completed fiscal year and the market value of our shares of Common Stock held by non-affiliates did not equal or exceed $700.0 million as of the prior June 30th. To the extent we take advantage of any reduced disclosure obligations, it may make comparison of our financial statements with other public companies difficult or impossible.
Emerging Growth Company Status
We are an “emerging growth company,” as defined in the JOBS Act and may remain an emerging growth company for up to five years. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not applicable to emerging growth companies. These exemptions include:
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

Results of Operations
Comparison of the Years Ended December 31, 2023 and 2022
The following table sets forth our results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Operating expenses:
Research and development	$3,232	$242
General and administrative	8,155	1,997
Total operating expenses	11,387	2,239
Loss from operations	(11,387)	(2,239)
Other income	250	—
Change in fair value of warrant liability	182	—
Loss on extinguishment of debt	—	(325)
Interest expense, net	(2,082)	(653)
Net loss	$(13,037)	$(3,217)
Research and Development Expenses
Research and development expenses were $3.2 million and $0.2 million for the years ended December 31, 2023 and 2022, respectively. The $3.0 million increase in research and development expenses was primarily due to increases of $1.9 million in expenses related to the registration development program of GRI-0621, $0.4 million in personnel expense, $0.6 million in consulting fees, and $0.1 million in intellectual property expenses.
General and Administrative Expenses
General and administrative expenses were $8.2 million and $2.0 million for the years ended December 31, 2023 and 2022, respectively. The $6.1 million increase was primarily due to an increase of $4.2 million in accounting, legal, investment banking and other fees as a result of the Merger and the cost of being a public company, an increase of $1.5 million in personnel costs, an increase of $0.3 million in insurance expense, and an increase of $0.2 million in consulting and other general and administrative expenses.
Other Income
Other income was $0.3 million for the three months ended December 31, 2023 as a result of payments received under the terms of the Aardvark Agreement entered into in August 2023.
Change in Fair Value of Warrant Liability
The change in fair value of $0.2 million represents a decrease in the fair value of the warrants outstanding during the year ended December 31, 2023.
Extinguishment of Debt
Extinguishment of debt was $0.3 million for the year ended December 31, 2022, as a result of the amendment of certain tranches of the TEP Notes. The amendment was accounted for as extinguishment to which the excess fair value of the amended debt over the carrying value of the original debt resulted in a loss on extinguishment.
Interest Expense, net
Interest expense, net, was $2.1 million and $0.7 million for the years ended December 31, 2023 and 2022, respectively, and related to the outstanding promissory notes. The increase in interest expense, net, was due to interest related to the Bridge Notes.

Liquidity and Capital Resources
Since inception, we have incurred losses and expect to continue to incur losses for the foreseeable future. We incurred net losses of $13.0 million and $3.2 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $31.5 million.
We have financed our working capital requirements to date through the issuance of common stock, convertible notes, short-term promissory notes, and a Paycheck Protection Program promissory note. As of December 31, 2023, we had $1.8 million in cash and cash equivalents.
The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$(8,990)	$(1,085)
Investing activities	(8)	(3)
Financing activities	10,797	1,007
Net increase in cash and cash equivalents	$1,799	$(81)
Cash Flows from Operating Activities
For the years ended December 31, 2023 and 2022, $9.0 million and $1.1 million were used in operating activities, respectively. The $7.9 million increase was primarily due to a $9.8 million increase in our net loss and an increase of $1.1 million in cash used for prepaid and other expenses and accrued expenses, offset by a $1.8 million net increase in non-cash adjustments, including stock based compensation expense, the amortization of debt discounts and debt issuance costs, and the loss on extinguishment of debt, and a $1.3 million decrease in cash used for the payment of accounts payable.
Cash Flows from Investing Activities
Net cash provided by investing activities was $8,000 and $3,000 for the years ended December 31, 2023 and 2022, which was related to the purchase of computer equipment.
Cash Flows from Financing Activities
Net cash provided by financing activities was $10.8 million during the year ended December 31, 2023 as a result of $12.3 million of proceeds from the Equity SPA (as defined below) and $1.3 million of proceeds from the funding of the second tranche of the Bridge Notes and $0.9 million of cash acquired in the connection with the Merger. These proceeds were offset by $3.0 million in costs associated with the Merger, the payment of $0.5 million of debt issuance costs related to the Bridge Notes and $0.2 million of stock issuance costs related the Equity SPA. Net cash provided by financing activities was $1.0 million for the year ended December 31, 2022, which primarily consisted of proceeds from promissory notes.
Equity Securities Purchase Agreement
In connection with signing the Merger Agreement, Vallon, GRI Operations and the selling stockholder entered the Equity SPA pursuant to which the selling stockholder agreed to invest $12,250 in cash and cancel any outstanding principal and accrued interest on the Bridge Notes in return for the issuance of shares of GRI Operations’ common stock immediately prior to the consummation of the Merger. Pursuant to the Equity SPA, immediately prior to the Closing, GRI Operations issued the Initial Shares to the selling stockholder and placed the Additional Shares into escrow with an escrow agent for net proceeds of $11,704, after deducting offering expenses of $546.
At Closing, pursuant to the Merger, the Initial Shares converted into an aggregate of 36,263 shares of our Common Stock and the Additional Shares converted into an aggregate of 145,052 shares of our Common Stock. On May 8, 2023, in accordance with the terms of the Equity SPA, we, along with the selling stockholder, authorized the escrow agent to, subject to beneficial ownership limitations, disburse to the selling stockholder all of the shares of our Common Stock issued in exchange for the Additional Shares.
Future Funding Requirements
Our net losses were $13.0 million and $3.2 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had $1.8 million in cash and an accumulated deficit of $31.5 million. We expect to devote substantial financial resources to our planned activities, particularly as we prepare for, initiate, and conduct our planned clinical trials of

GRI-0621 and GRI-0803, advance our discovery programs and continue our product development efforts. In addition, we expect to incur additional costs associated with operating as a public company.
On February 1, 2024, we entered into the Purchase Agreement, pursuant to which we agreed to issue and sell, in a public offering (i) 330,450 Shares of Common Stock, (ii) 4,669,550 Pre-Funded Warrants exercisable for an aggregate of 4,669,550 shares of Common Stock, (iii) 5,000,000 Series B-1 Common Warrants exercisable for an aggregate of 5,000,000 shares of Common Stock, and (iv) 5,000,000 Series B-2 Common Warrants exercisable for an aggregate of 5,000,000 shares of Common Stock for gross proceeds of $5.5 million. The securities were offered in combinations of (a) one Share or one Pre-Funded Warrant, together with (b) one Series B-1 Common Warrant and one Series B-2 Common Warrant, for a combined purchase price of $1.10 (less $0.0001 for each Pre-Funded Warrant).
Subject to certain ownership limitations, the Warrants are exercisable upon issuance. Each Pre-Funded Warrant is exercisable for one share of Common Stock at a price per share of $0.0001 and does not expire. Each Series B-1 Common Warrant is exercisable into one share of Common Stock at a price per share of $1.10 for a five-year period after February 6,2024,the date of issuance. Each Series B-2 Common Warrant is exercisable into one share of Common Stock at a price per share of $1.10 for an 18-month period after February 6,2024, the date of issuance. In connection with the issuance of the securities pursuant to the Purchase Agreement, the exercise price of the Series A-1 Warrants was reduced to par, or $0.0001, per share pursuant to the terms of the Series A-1 Warrants.

Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2024.
Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. The Series T Warrants issued in connection with the Merger are not presently subject to forced exercise by the Company as the equity conditions for their forced exercise, which include, among other things, a requirement that shares of our Common Stock have a value weighted average price of at least $64.47 per share for the periods specified in the Series T Warrants, are not met. We intend to raise capital through additional issuances of equity securities and/or short-term or long-term debt arrangements, but there can be no assurances any such financing will be available when needed, even if our research and development efforts are successful. If we are unable to secure adequate additional funding, we will need to reevaluate our operating plans and may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, delay, scale back or eliminate some or all of our development programs, or relinquish rights to our technology on less favorable terms than we would otherwise choose or cease operations entirely. These actions could materially impact our business, results of operations and future prospects and the value of shares of our Common Stock. In addition, attempting to secure additional financing may divert the time and attention of management from day-to-day activities and distract from our discovery and product development efforts. As a result, there is substantial doubt about our ability to continue as a going concern. We expect to continue to incur significant and increasing operating losses at least for the foreseeable future. We do not expect to generate product revenue unless and until we successfully complete development, obtain regulatory approval for, and successfully commercialize our current, or any future, product candidates.
See Item 1A. “Risk Factors” of this Annual Report for additional risks associated with our substantial capital requirements.
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
Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.
Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements required pursuant to this item are incorporated by reference herein from the applicable information included in Item 15. “Exhibits, Financial Statement Schedules” of this Annual Report and are presented beginning on page F-1.

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
Our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a 15(e) and 15d 15(e) under the Exchange Act, as of the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance of the reliability of financial reporting and of the preparation of financial statements for external reporting purposes, in accordance with GAAP.
Internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and disposition of assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with the authorization of its management and directors; and (3) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on its financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures included in such controls may deteriorate.
Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Management’s assessment included documentation, evaluating and testing the design and operating effectiveness of its internal controls over financial reporting.
Based on management’s processes and assessment, as described above, management has concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm
This Annual Report does not include an attestation report of our registered public accounting firm due to an exemption provided by the JOBS Act for “emerging growth companies.”
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    OTHER INFORMATION
Rule 10b5-1 trading arrangements
During the three months ended December 31, 2023, none of our directors or officers adopted or terminated “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE MANAGEMENT
The following table sets forth certain information about our directors, director nominees and our executive officers.

Name	Age	Position
Executive Officers
W. Marc Hertz, Ph.D.	54	President, Chief Executive Officer and Director (Principal Executive Officer)
Leanne Kelly	47	Chief Financial Officer (Principal Financial and Accounting Officer)
Vipin Kumar Chaturvedi, Ph.D.	64	Chief Scientific Officer
Albert Agro, Ph.D.	59	Chief Medical Officer

Non-Employee Directors and Director Nominee
David Szekeres(1)(2)	50	Director, Chair of the Board
David Baker	59	Director
Camilla V. Simpson, M.Sc(1)(2)(3)	52	Director
Roelof Rongen(1)(3)	58	Director
(1)Member of the audit committee.
(2)Member of the compensation committee.
(3)Member of the nominating and corporate governance committee.
Executive Officers
W. Marc Hertz, Ph.D., has served as our President and Chief Executive Officer and as a member of our Board since April 2023. He co-founded GRI Operations in 2009 and served as Chief Executive Officer and Chairperson of its board of directors since its inception. In addition to his management positions, Dr. Hertz previously served on the boards of directors of GemVax AS from 2005 to 2009, Evozym Biologics Inc., from 2014 to 2018, and Multimeric Biotherapeutics since 2008. Dr. Hertz has also held several senior positions at companies in the biotechnology industry since 1998. Dr. Hertz received his undergraduate degree in biology from Bowdoin College and his Ph.D. in immunology and microbiology from the University of Colorado Medical School. We believe Dr. Hertz’s service as GRI Operations’ co-founder and Chief Executive Officer and his extensive experience in the biotechnology industry qualifies him to serve as a member of our Board.
Leanne Kelly has served as our Chief Financial Officer since the closing of the Merger in April 2023. She brings over 20 years of experience leading private and publicly traded companies across life science, technology and e-Commerce sectors with a foundation in public accounting. From May 2021 until the closing of the Merger, she served as the Chief Financial Officer of Vallon. From 2016 to 2021, she served as the Controller and Executive Director, Global Financial Reporting at OptiNose, Inc., a multi-million dollar revenue specialty pharmaceutical company. Over the course of her career, she has held Senior Vice President of Finance, Controller and Chief Financial Officer positions in private and public companies such as Flower Orthopedics, Iroko Pharmaceuticals, LLC, and Genaera Corporation. Ms. Kelly began her career as an auditor with KPMG LLP. While serving in those roles, Ms. Kelly's work included multi-million dollar financings, M&A diligence and support. She also has experience in financial oversight, internal and external financial reporting, forecasting, and financial analysis, as well as investor and public relations. Ms. Kelly received her Bachelor of Science degree in Business Economics with a concentration in Accounting from Lehigh University and is a licensed CPA (inactive status) in the state of Pennsylvania.
Vipin Kumar Chaturvedi, Ph.D., has served as our Chief Scientific Officer since April 2023. He co-founded GRI Operations in 2009 and, since its inception, served as a member of its board of directors and as Chairperson of its scientific advisory board. Dr. Chaturvedi served as GRI Operations’ Chief Scientific Officer from 2009 to 2017 and from 2022 to April 2023. Dr. Chaturvedi has served as a Professor of Medicine, Laboratory of Immune Regulation at the University of California, San Diego since April 2015. In 2015, Dr. Chaturvedi co-founded Simomics, UK, a simulation software company and served as a non-executive director from 2015 to July 2022. Additionally, Dr. Chaturvedi has served on the board of directors of Vidur Discoveries, LLC, a consulting company, since 2009. Dr. Chaturvedi obtained his undergraduate degree in biology from the Kanpur University, India, his masters in biochemistry, molecular biology and immunology from the Institute of Medical Education & Research, India, and his Ph.D. in biochemistry from the Indian Institute of Science, India.

Albert Agro. Ph.D. has served as a consultant to the Company with the title Chief Medical Officer since April 2023. He co-founded GRI Operations in 2009 and served as a consultant to GRI Operations with the title Chief Medical Officer from August 2017 until April 2023. Dr. Agro has served as President and Chief Executive Officer of Columbia Therapeutics Inc. since April 2021 and has over 20 years of experience in the biotechnology and pharmaceutical industries having held several senior clinical and development positions, including Chief Executive Officer of Sublimity Therapeutics Inc. from March 2018 to April 2021 and Chief Medical Officer at Cynapsus from June 2012 to September 2016. Additionally, Dr. Agro currently serves as an assistant professor in the Department of Pathology and Molecular Medicine at McMaster University. Dr. Agro received in Ph.D. in immunology from the Department of Medicine at McMaster University.
Non-Employee Directors
David Szekeres has served as a member of our Board since April 2023. He has more than two decades of experience in the global life sciences industry as a finance and business development executive, deal maker, legal counsel and board member. Mr. Szekeres joined Heron Therapeutics, Inc. in March 2016 and served as Chief Operating Officer and Head of Finance until August 2023. Prior to this, he served as Chief Business Officer, Principal Financial & Accounting Officer and General Counsel at Regulus Therapeutics Inc. from 2014 to 2016. Mr. Szekeres also served as head of Mergers and Acquisitions at Life Technologies Corporation from 2008 through its acquisition by Thermo Fisher Scientific in February 2014. Mr. Szekeres currently serves on the board of directors at Sanford Burnham Prebys, CureMatch, and Animantis, and as an executive advisory board member at Colossal Biosciences. He served on the board of directors of Edico Genome Inc. from March 2014 until its acquisition by Illumina in 2018 and Patara Pharma from October 2014 until its acquisition by Roivant Sciences in 2018. Mr. Szekeres received his undergraduate degree in criminology, law and society from the University of California, Irvine and his J.D. from Duke University School of Law. We believe that Mr. Szekeres’s extensive experience as an executive and serving on other boards of directors in the biotechnology and biotherapeutic industry qualifies him to serve on our Board.

David Baker has served as a member of our Board from January 15, 2019 until August 23, 2019, and upon the consummation of the initial public offering of our Common Stock on February 12, 2021, he was again appointed as a director. He previously served as Vallon’s President and Chief Executive Officer from January 15, 2019 until April 12, 2023. Prior to being appointed Vallon’s since January 15, 2018. He previously served as the Interim Chief Executive Officer and Chief Commercial Officer of Alcobra Ltd. (now known as Arcturus), where he oversaw the development of ADAIR. Prior to joining Alcobra Ltd., he worked at Shire Pharmaceuticals for 10 years, including as Vice President of Commercial Strategy and New Business in the Neuroscience Business Unit. In that role, Mr. Baker led the commercial assessment of neuroscience licensing opportunities, managed commercial efforts on pipeline central nervous system (CNS) products, and led the long-term strategic planning process. Previously, he served as Global General Manager for Shire’s Vyvanse® where he led the launch of Vyvanse and led global expansion efforts including successful establishment of a partnership in Japan and launches in Canada and Brazil. Prior to that, Mr. Baker served as Vice President of Marketing for all of Shire’s ADHD products. From 1990 through 2004, Mr. Baker worked at Merck & Co., where he held positions of increasing responsibility in marketing, sales, market research, and business development. In addition to his knowledge and experience with CNS medications, Mr. Baker’s expertise includes therapeutics for osteoporosis, migraine, and hyperlipidemia. He has been directly involved with the marketing of five medications with annual sales in excess of $1.0 billion each. Mr. Baker graduated Magna Cum Laude with a bachelor’s degree in Economics and Computer Science from Duke University. He earned a Master of Business Administration in Marketing from Duke’s Fuqua School of Business. Mr. Baker also serves on the board of directors of Benchworks, Inc., a private healthcare advertising agency. We believe that Mr. Baker’ service as our President and Chief Executive Officer and his extensive expertise in the biotechnology industry qualifies him to serve as a member of our Board.
Roelof Rongen has served as a member of our Board since April 2023. He is a serial entrepreneur, company builder and Research and Development/Commercial Development leader with extensive experience across many therapeutic areas and functions. Mr. Rongen has served as Chief Executive Officer of gene-therapy company, Adolore BioTherapeutics, since July 2022, Founder/Chief Executive Officer of Innovative Molecules since June 2019, Managing Partner of AsteRx Pharma Consulting since September 2018. In 2012, he founded and progressed Matinas BioPharma (omega-3 and lipid-crystal nano-particle drug delivery) into a public company (NYSE:MTNB) until his departure in March 2018. Mr. Rongen was integral to the development and commercialization of products such as Humira® and Lovaza®. Prior to founding Matinas BioPharma, Mr. Rongen served as Executive Vice President at Trygg Pharma from 2010 to 2012 where he facilitated Norway’s Aker Group’s entry into the prescription omega-3 business, and ultimate sale to FMC. Before Aker, Mr. Rongen was VP for IP and Portfolio Management at Reliant Pharmaceuticals (acquired by GlaxoSmithKline) where he in-licensed Lovaza® and led development and pre-launch activities. Earlier in his career, Mr. Rongen was Global Product Director for Humira® and other Immunology Programs at BASF Pharma (acquired by Abbott/Abbvie). Mr. Rongen started his professional career as a management consultant at Arthur D. Little’s Technology Innovation Management practice and as a biotech/pharmaceutical consultant at The Wilkerson Group (acquired by IBM). Mr. Rongen received a Master of Science in Engineering in Molecular Sciences (with Biotechnology/Bio-Process Technology focus) graduate degree from Wageningen University in the Netherlands and a Master of Business Administration from the Kellogg Business School at Northwestern University. We believe that Mr. Rongen’s experience in the biopharmaceutical industry qualifies him to serve on our Board.
Camilla V. Simpson, M.Sc. has served as a member of our Board since April 2023. She has served as a member of Spruce Biosciences board of directors since October 2017. Since April 2021, Ms. Simpson has been Chief Executive Officer of Zehna Therapeutics, an early stage biotech and spin-out form the Cleveland Clinic. Since April 2019, Ms. Simpson has been the Managing Member and President of Rare Strategic, LLC where she provides strategic advice and consulting services to Biotech companies. Ms. Simpson joined the board of directors of Dyve Biosciences in December 2020. From April 2017 to April 2019, Ms. Simpson was SVP, Head of Product Portfolio Development at BioMarin where she was responsible for corporate and Research and Development governance, program leadership, project management, competitive intelligence, portfolio strategy, and business analytics. From October 2014 to April 2017, Ms. Simpson was Group Vice President Global Regulatory Affairs at BioMarin, and from March 2014 to October 2014, Ms. Simpson was Vice President Regulatory Affairs EU at BioMarin. She also spent 12 years at Shire, where after multiple roles of increasing responsibility, ultimately held the position of Vice President Regulatory Affairs Early Development and Business Development. Ms. Simpson holds a Bachelor of .Science from University College Galway, Ireland, a Bachelors of Science (Honors) from Kingston University, United Kingdom, and an Masters of Science with distinction from the University of London, UK. We believe that Ms. Simpson’s extensive experience serving as an executive, director and consultant in the biotechnology industry qualifies her to serve as a member of our Board.
Family Relationships
There is no family relationship between any director, executive officer or person nominated to become a director or executive officer.
Board Composition
Our Charter and Bylaws provide that the number of directors on our Board shall be determined from time to time by resolution of the Board or our stockholders, and the current size of our Board is five members.
Our Bylaws also provide that our directors may be removed from office with or without cause by vote of the holders of a majority of the shares of stock entitled to vote in the election of directors.
Our current and future executive officers and significant employees serve at the discretion of our Board. Our Board may also choose to form certain committees, such as a compensation and an audit committee.
Our Board is divided into three classes with staggered three-year terms. At each annual meeting of stockholders, the directors whose terms then expire will be subject to re-election to serve until the third annual meeting following re-election. As a result, only one class of directors will be elected at each annual meeting of our stockholders, with the other classes continuing for the remainder of their respective three-year terms. Our directors are divided among the three classes as follows:
•the Class I director is David Baker, and his term expires at the annual meeting of stockholders to be held in 2024;
•the Class II directors are Roelof Rongen and Camilla V. Simpson, M.Sc., and their term expires at the annual meeting of stockholders to be held in 2025; and
•the Class III directors are W. Marc Hertz, Ph.D. and David Szekeres, and their term expires at the annual meeting of stockholders to be held in 2026.
Our Charter and Bylaws provide that only our Board can fill vacancies on the Board, including due to increases in the size of the Board. Any additional directorships resulting from an increase in the authorized number of directors would be placed among the three classes so that, as nearly as possible, each class consists of one-third of the authorized number of directors.
Director Independence
Under the listing requirements of The Nasdaq Capital Market, independent directors must comprise a majority of a listed company’s board of directors within 12 months from the date of listing. In addition, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees must be independent within twelve months from the date of listing. Audit committee members must also satisfy additional independence criteria, including those set forth in Rule 10A-3 under the Exchange Act and compensation committee members must also satisfy the independence criteria set forth in Rule 10C-1 under the Exchange Act. A director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A-3 under the Exchange Act, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors or any other board committee: (1) accept, directly or indirectly, any consulting, advisory or other compensatory fee from the listed company or any of its subsidiaries, other than compensation for board service; or (2) be an affiliated person of the listed company or any of its subsidiaries. In order to be considered independent for purposes of Rule 10C-1, the board of directors must consider, for each member of a compensation committee of a listed company, all factors specifically relevant to determining whether a director has a relationship to such company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including, but not limited to: the source of compensation of the director, including any consulting advisory or other compensatory fee paid by such company to the director, and whether the director is affiliated with the company or any of its subsidiaries or affiliates.
Our Board has determined that all members of the Board, except W. Marc Hertz, Ph.D. and David Baker, are independent directors, including for purposes of the rules of The Nasdaq Capital Market and the SEC. In making such independence determination, our Board considered the relationships that each non-employee director has with us and all other facts and circumstances that our Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. The composition and functioning of our Board and each of our committees comply with all applicable requirements of The Nasdaq Capital Market and the rules and regulations of the SEC.
Committees of the Board of Directors
Our Board established an audit committee, a compensation committee and a nominating and corporate governance committee and may establish other committees to facilitate the management of our business. Members serve on these committees until their resignation or until otherwise determined by our Board. Our Board and its committees set meeting schedules throughout the year and can also hold special meetings and act by written consent from time to time, as appropriate.
Our Board expects to delegate various responsibilities and authority to committees as generally described below. The committees regularly report on their activities and actions to the full Board. Each member of each committee of our Board qualifies as an independent director in accordance with the listing standards of The Nasdaq Capital Market. Each committee of our Board has a written charter that was approved by our Board.
Copies of each charter are posted on our website at www.gribio.com under the “Investors” section. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K. We have included our website address in this registration statement solely as an inactive textual reference.
Audit Committee
The members of our audit committee are Roelof Rongen, Camilla V. Simpson, M.Sc. and David Szekeres, who is the chairperson of the audit committee.
Our audit committee assists our Board with its oversight of the integrity of our financial statements; our compliance with legal and regulatory requirements; the qualifications, independence and performance of the independent registered public accounting firm; the design and implementation of our financial risk assessment and risk management. Among other things, our audit committee is responsible for reviewing and discussing with our management the adequacy and effectiveness of our disclosure controls and procedures. Our audit committee also discusses with our management and independent registered public accounting firm the annual audit plan and scope of audit activities, scope and timing of the annual audit of our financial statements, and the results of the audit, quarterly reviews of our financial statements and, as appropriate, initiates inquiries into certain aspects of our financial affairs.
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
Each member of our audit committee is independent under the rules and regulations of the SEC and the listing standards of The Nasdaq Capital Market applicable to audit committee members. Our Board has determined that David Szekeres qualifies as an audit committee financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of The Nasdaq Capital Market listing standards. In making this determination, our Board has considered Mr. Szekeres’ prior experience, business acumen and independence. Both our independent registered public accounting firm and management periodically meets privately with our audit committee.

We believe that the composition and functioning of our audit committee complies with all applicable requirements of Section 404 of SOX, and all applicable SEC and The Nasdaq Capital Market rules and regulations. We intend to comply with future requirements to the extent they become applicable to us.
Compensation Committee
The members of our compensation committee are David Szekeres and Camilla V. Simpson, M.Sc., who is the chairperson of the compensation committee.
Each member of our compensation committee is independent under the rules and regulations of the SEC and the listing standards of The Nasdaq Capital Market applicable to compensation committee members. Our compensation committee assists our Board with its oversight of the forms and amount of compensation for our executive officers (including officers reporting under Section 16 of the Exchange Act), the administration of our equity and non-equity incentive plans for employees and other service providers and certain other matters related to our compensation programs. Our compensation committee, among other responsibilities, evaluates the performance of our chief executive officer and, in consultation with him, evaluates the performance of our other executive officers (including officers reporting under Section 16 of the Exchange Act). Our compensation committee also administers the GRI Operations Plan and our A&R 2018 Plan. The compensation committee is responsible for the determination of the compensation of our chief executive officer, and will conduct its decision making process with respect to that issue without the chief executive officer present.
The compensation committee has adopted the following processes and procedures for the consideration and determination of executive and director compensation:
•Evaluating, recommending, approving, and reviewing executive officer and director compensation arrangements, plans, policies, and programs;
•Administering our cash-based and equity-based compensation plans;
•Making recommendations to our Board regarding any other Board responsibilities relating to executive compensation.
Nominating and Corporate Governance Committee
The members of our nominating and corporate governance committee are Camilla V. Simpson, M.Sc. and Roelof Rongen, who is the chair of the nominating and corporate governance committee.
Each member of our nominating and corporate governance committee is independent under the rules and regulations of the SEC and the listing standards of The Nasdaq Capital Market, applicable to nominating and corporate governance committee members. Our nominating and corporate governance committee’s responsibilities include:
•evaluating and making recommendations to the full Board as to the composition, organization and governance of our Board and its committees,
•evaluating and making recommendations as to director candidates,
•evaluating current Board members’ performance,
•developing continuing education programs for directors, as needed,
•overseeing the process for the dissemination of information to the Board and its committees,
•reviewing its own performance and the nominating and corporate governance committee charter annually,
•overseeing the process for Chief Executive Officer and other executive officer succession planning, and
•developing and recommending governance guidelines for the Company.
Board Leadership Structure and Role of the Board in Risk Oversight
The Board is responsible for the control and direction of the Company. At present, the Board has elected to separate the positions of Chairman and Chief Executive Officer. Dr. Hertz will serve as Chief Executive Officer of the Company and as a member of the Board. Mr. Szekeres will serve as the Chairperson of the Board. The Board believes that this structure will serve the Company well by maintaining a link between management, through Dr. Hertz’s membership on the Board, and the non-executive directors led by Mr. Szekeres in his role as a non-executive Chairperson.

One of the key functions of our Board is informed oversight of our risk management process. The Board does not have a standing risk management committee, but rather administers this oversight function directly through the Board as a whole, as well as through the various standing committees of our Board that address risks inherent in their respective areas of oversight. In particular, our Board is responsible for monitoring and assessing strategic risk exposure and our audit committee has the responsibility to consider and discuss our major financial risk exposures facing the Company and the steps management has taken to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The audit committee also monitors compliance with legal and regulatory requirements. Our nominating and corporate governance committee monitors the effectiveness of our corporate governance practices, including whether such practices are successful in preventing illegal or improper liability-creating conduct. Our compensation committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking.
Compensation Committee Interlocks and Insider Participation
No member of our compensation committee has ever been an executive officer or employee of ours. None of our officers currently serves, or has served during the last completed fiscal year, on any other entity's board of directors, compensation committee or other committee serving an equivalent function that has one or more officers serving as a member of our Board or compensation committee.
Code of Business Conduct and Ethics
We have adopted a written Code of Business Conduct and Ethics (the Code of Conduct) applicable to all of our employees, executive officers and directors. The Code of Conduct covers fundamental ethical and compliance-related principles and practices such as accurate accounting records and financial reporting, avoiding conflicts of interest, the protection and use of our property and information and compliance with legal and regulatory requirements. Our Code of Conduct is available on the "Investors —Corporate Governance" section of our website at www.gribio.com and will be made available to stockholders without charge, upon request, in writing to the Corporate Secretary at 2223 Avenida de la Playa, Suite 208, La Jolla, CA 92037.
Our nominating and corporate governance committee is responsible for overseeing our Code of Conduct and must approve any waivers of the Code of Conduct for employees, executive officers or directors. We intend to disclose any future amendments to, or waivers from, our Code of Conduct in a Current Report on Form 8-K within four business days of the waiver or amendment, unless website posting or the issuance of a press release of such amendments or waivers is then permitted by Nasdaq rules.
Insider Trading Policy
We maintain an Insider Trading Policy that, among other things, generally prohibits all persons who are aware of material information about the Company that is not generally known or available to the public, including our officers, directors and employees, from engaging in transactions involving our shares without first obtaining pre-clearance of the transaction by following the procedures described in the Insider Trading Policy. This includes short sales, hedging of share ownership positions, and transactions involving derivative securities relating to our shares.
Item 11.   EXECUTIVE COMPENSATION
Summary Compensation Table
As an emerging growth company, we are required to disclose the compensation earned by or paid to our named executive officers for the last two completed fiscal years.

Name and Principal Position	Year	Salary ($)		Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Compensation ($)(3)	All Other Compensation ($)		Total ($)
W. Marc Hertz, Ph.D.	2023	404,447		—	—	437,500	67		842,014
President and Chief Executive Officer	2022	343,750	(4)(5)	—	—	—	—		343,750
Leanne M. Kelly	2023	304,063		—	114,347	237,500	9,367	(6)	665,277
Chief Financial Officer	2022	283,893		20,820	210,428	150,000	8,400	(6)	673,541
Albert Agro, Ph.D.	2023	162,500		—	—	113,750	130,736	(7)	406,986
Chief Medical Officer	2022	—		—	—	—	—		—
David Baker(9)	2023	144,577		—	89,264	75,000	988,211	(8)(10)	1,297,051
Former President and Chief Executive Officer	2022	417,266		20,820	251,494	210,000	19,983	(10)	919,564

(1)The amounts in this column represent the aggregate grant date fair value of the restricted stock units (RSUs) calculated in accordance with FASB ASC Topic 718. These amounts do not necessarily correspond to the actual value that may be realized by the executive in connection with the option awards. The assumptions made in valuing the option awards reported in this column are described in Vallon’s audited financial statements (Note 3. Summary of Significant Accounting Policies - Stock-based compensation and Note 11. Stock-based Compensation) included in our Annual Report on Form 10-K for the year-ended December 31, 2023. In accordance with SEC rules, the grant date fair value of any award subject to a performance condition is based upon the probable outcome of the performance conditions. RSU awards with performance conditions that have been deemed not probable of achievement as of the grant date have not been included in this column as no compensation expense has been recognized under ASC Topic 718 during the year ended December 31, 2022. In December 2022, the RSU awards granted to Mr. Baker and Ms. Kelly were cancelled. Compensation expense equal to the grant date fair value of the cancelled awards expected to vest at the date of cancellation was recognized under ASC Topic 718.
(2)Reflects the aggregate grant date fair value of stock options granted during the fiscal year calculated in accordance with FASB ASC Topic 718. These amounts do not necessarily correspond to the actual value that may be realized by the executive in connection with the option awards. The assumptions made in valuing the option awards reported in this column are described in GRI’s audited consolidated financial statements (Note 3. Summary of Significant Accounting Policies - Stock Based Compensation and Note 11. Stock Based Compensation) included in this Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC.
(3)The amounts in this column represent performance bonuses earned by the named executive officers in the year shown based upon the achievement of pre-established performance objectives. See "Executive Compensation - Elements of Compensation - Bonuses and Non-Equity Incentive Plan Compensation" below.
(4)Dr. Hertz was issued 369,003 restricted shares of GRI Operations common stock on December 7, 2022, of which 275,250 shares were issued in lieu of $275,250 of salary earned from January 1, 2022 through September 30, 2022 and foregone at the election of Dr. Hertz. Dr. Hertz also received $68,500 of salary paid in cash. The remaining restricted shares issued on December 7, 2022 related to salary earned in 2021.
(5)The amount included for restricted stock awards represents represent the aggregate grant date fair value for such stock awards computed in accordance with FASB ASC Topic 718. The shares vested upon the completion of the Merger.
(6)The amounts reflect matching contributions to the named executive officers’ accounts under our SIMPLE IRA plan.
(7)The amounts reflect consulting fees paid to Dr. Agro prior to July 1, 2023, the date of his employment with the Company.
(8)The amounts reflect matching contributions to the named executive officer’s account under Vallon’s SIMPLE IRA plan, an auto allowance and amounts paid with respect to short and long-term disability and life insurance for the benefit of the named executive officer. The amounts reflect SIMPLE IRA matching contribution of $11,400 and $10,200 for 2023 and 2022, respectively; an auto allowance of $1,875 $6,000 in 2023 and 2022, respectively and insurance benefits of $1,991 and $7,983 in 2023 and 2022, respectively.
(9)Pursuant to the closing of the Merger on April 21, 2023, Mr. Baker resigned from the Company effective as of April 21, 2023.
(10)Includes $945,000 of severance payments (of which $603,750 was paid in 2023) pursuant to the terms of the separation agreement with Mr. Baker and his current employment agreement, as well as $27,945 in compensation for Mr. Baker’s service as a director on our Board.
Elements of Compensation
2023 Base Salaries
On April 20, 2023, Dr. Hertz was appointed the Chief Executive Officer and Ms. Kelly was appointed Chief Financial Officer of the Company, effective as of the Effective Time. The employment agreements with Dr. Hertz and Ms. Kelly provide for an annual base salary of $375,000 and $312,500, respectively. On July 1, 2023, Dr. Agro, our Chief Medical Officer, signed an employment agreement with the Company which provided for a base salary of $325,000.
Bonuses and Non-Equity Incentive Plan Compensation
On April 20, 2023, Dr. Hertz was appointed the Chief Executive Officer and Ms. Kelly was appointed Chief Financial Officer of the Company effective as of the Effective Time. Pursuant to his employment agreement, Dr. Hertz is eligible to receive a discretionary annual performance bonus with a target bonus equal to 50% of his then current annual base salary. Pursuant to her employment agreement, Ms. Kelly is eligible to receive a discretionary annual performance bonus with a target bonus equal to 20% of her then current annual base salary for the first year of her employment and 35% of her then current annual base salary thereafter, a signing bonus of $100,000, and a retention bonus of $50,000, to be paid on the first anniversary of the Closing. Pursuant to his employment agreement, Dr. Agro is eligible to receive a discretionary annual performance bonus with a target bonus equal to 35% of his then current annual base salary.
In addition to annual performance bonuses, in December 2022, Ms. Kelly was granted a bonus of $75,000 which was paid upon the closing of the Merger.
Prior to the Merger, Dr. Hertz’s bonus awards were determined at the discretion of the GRI Operations board of directors. In March 2021,Dr. Hertz was granted a bonus of $250,000 which was paid upon the closing of the Merger.
Option Awards Granted During 2023
On September 26, 2023, pursuant to her employment agreement with GRI, Ms. Kelly was granted an option to purchase 11,904 shares of Common Stock at an exercise price of $10.64.
Qualified Retirement Plan
We do not maintain any retirement, deferred compensation, pension, or profit-sharing plans.

Employment Agreements
We have entered into an employment agreement with each of our named executive officers. The employment agreements provide that the executive will receive a base salary and be eligible to receive an annual cash bonus contingent upon the attainment of certain company milestones and/or individual objectives. Pursuant to the employment agreements, each executive's base salary and target bonus will be reviewed periodically by our compensation committee or Board. The employment agreements also provide for certain termination benefits, which are described below in the section entitled "Potential Payments Upon a Termination or Change in Control."
Our named executive officers are also entitled to participate in all of our retirement and group welfare plans, subject to the terms and conditions applicable to such plans. Further, each named executive officer's employment agreement contains restrictive covenants relating to non-disclosure of confidential information, mutual non-disparagement and assignment of inventions provisions. The employment agreements with each named executive officer other than Dr. Hertz also include non-competition and non-solicitation provisions.
Potential Payments Upon a Termination or Change in Control
In addition to those potential payments described below, regardless of the manner in which a named executive officer’s service terminates, that named executive officer is entitled to receive compensation amounts earned during his or her term of service, including unpaid salary and other accrued benefits, as applicable. In addition, each named executive officer is entitled to receive certain benefits upon the Company’s termination of his or her employment without cause or his or her resignation for good reason.
W. Marc Hertz, Ph.D.
Pursuant to his employment agreement with us, if Dr. Hertz’s employment were terminated by us without cause or terminated by Dr. Hertz for good reason, in either case not in connection with a change in control, then Dr. Hertz would be entitled to the following severance benefits:
•continued base salary for a period of 12 months, plus a pro-rated bonus for the year of termination, based on actual performance results for the entire year, and provided he was employed for at least six months during that year; and
•subsidized premiums for COBRA continuation coverage for a period of 12 months (or such earlier date that he obtains alternative coverage).
Pursuant to his employment agreement with us, if Dr. Hertz’s employment were terminated by us without cause or terminated by Dr. Hertz for good reason, in either case within the one-year period following a change in control transaction, then Dr. Hertz would be entitled to the following severance benefits:
•continued base salary for a period of 18 months, plus a lump sum payment equal to 150% of his target bonus, without proration, for the fiscal year of termination;
•subsidized premiums for COBRA continuation coverage for a period of 18 months (or such earlier date that she obtains alternative coverage); and
•accelerated vesting of all outstanding stock-based awards held by the executive as of the date of termination, with any performance awards deemed satisfied at the “target” performance level, and any stock options remaining outstanding for their full term.
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
Albert Agro, Ph.D.
Pursuant to his employment agreement with us, if Dr. Agro’s employment were terminated by us without cause or terminated by Dr. Agro for good reason, in either case not in connection with a change in control, then Dr. Agro would be entitled to the following severance benefits:
•continued base salary for a period of nine months, plus a pro-rated bonus for the year of termination, based on actual performance results for the entire year, and provided he was employed for at least six months during that year; and
•subsidized premiums for COBRA continuation coverage for a period of nine months (or such earlier date that he obtains alternative coverage).
Pursuant to his employment agreement with us, if Dr. Agro’s employment were terminated by us without cause or terminated by Dr. Agro for good reason, in either case within the one-year period following a change in control transaction, then Dr. Agro would be entitled to the following severance benefits:
•continued base salary for a period of 12 months, plus a lump sum payment equal to 100% of his target bonus, without proration, for the fiscal year of termination;
•subsidized premiums for COBRA continuation coverage for a period of 12 months (or such earlier date that he obtains alternative coverage); and
•accelerated vesting of all outstanding stock-based awards held by the executive as of the date of termination, with any performance awards deemed satisfied at the “target” performance level, and any stock options remaining outstanding for their full term.
Outstanding Equity Awards at Fiscal Year-End
Stock Option Awards
The following table sets forth the outstanding stock option awards as of December 31, 2023, held by our named executive officers, on an award-by-award basis, setting forth the total number of shares underlying each stock option award that are (i) exercisable, but not yet exercised, (ii) unexercisable and not yet exercised, and (iii) total aggregate amount underlying each award. All equity awards granted to Leanne Kelly and David Baker for the year ended December 31, 2023 were made pursuant to the A&R 2018 Plan. Each vested, unexpired and unexercised option to purchase shares of Common Stock outstanding immediately prior to the Merger continued to remain outstanding following the Effective Time in accordance with its terms.

Each unvested, unexpired and unexercised option to purchase shares of Common Stock outstanding immediately prior to the Merger was cancelled for no consideration at the Effective Time.

	Option Awards(3)
Name	Number of Securities Underlying Unexercised, Options (#) Exercisable	Number of Securities Underlying Unexercised, Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Leanne Kelly	145	—		—	768.60	5/14/2031
Chief Financial Officer	59	—		—	1,182.30	2/15/2032
		11,904	(1)		10.64	9/22/2033
David Baker	222	—		—	386.40	10/1/2028
Former Chief Executive Officer	291	—		—	462.00	2/5/2029
	208	—		—	768.60	5/14/2031
	72	—		—	1,182.30	2/15/2032
	410	4,516	(2)	—	20.30	8/10/2023
__________________
(1)The stock options award will vest 25% on the first anniversary of the vesting start date (September 22, 2023) and 2.083% (1/48th of such shares) for each subsequent month that the executive remains employed with us.
(2)The stock option award will vest as to 8.33% on the date of grant (8/10/2023) and 8.33% (1/12th of such shares) for each subsequent full quarter that Mr. Baker remains on the Board.
(3)Drs. Hertz and Agro had no outstanding option or stock awards as of December 31, 2023, and are therefore not included in this table.
Director Compensation and Compensation Table
Our director compensation program is designed to enhance our ability to attract and retain highly qualified directors and to align their interests with the long-term interests of our stockholders. The program generally includes a cash component, which is designed to compensate non-employee directors for their service on our Board and an equity component, which is designed to align the interests of non-employee directors and stockholders. Directors who are employees of the Company receive no additional compensation for their service on our Board.
The compensation committee annually reviews compensation paid to our non-employee directors and makes recommendations for adjustments, as appropriate, to the full Board. As part of this annual review, the compensation committee considers the significant time commitment and skill level required by each non-employee director in serving on our Board and its various committees. The compensation committee seeks to maintain a market competitive director compensation program and benchmarks our director compensation program against those maintained by our peer group.
Effective as of August 10, 2023, our amended and restated non-employee director compensation program provides that each non-employee Board member will receive the following compensation:
•An annual cash retainer of $40,000 for service on the Board, an annual cash retainer of $7,500 for service on the audit committee, an annual cash retainer of $6,000 for service on the compensation committee and an annual cash retainer of $5,000 for service on the nominating and corporate governance committee, which the non-employee director may instead elect to receive any of the annual retainers in an award of a stock option in lieu of cash.
•Non-employee directors who are first appointed or elected to the Board will receive an initial stock option grant to purchase a number of shares of our Common Stock equal to the quotient obtained by dividing $100,000 by the closing price of our Common Stock on the date of such director’s initial election or appointment, which generally will vest in quarterly installments over three years.
•A non-employee director who (i) is serving on the Board as of the date of any annual meeting of our stockholders after August 10, 2023 and has been serving as a non-employee director for at least six months as of the date of such meeting, and (ii) will continue to serve as a non-employee director immediately following such meeting, shall be automatically granted an option grant to purchase a number of shares of Common Stock equal to the quotient obtained by dividing $50,000 by the closing price of the Common Stock on the date of such annual meeting, which generally will vest in quarterly installments over one year.
In addition to any other consideration received, our amended and restated non-employee director compensation program provides that non-employee Board members serving as a chairperson will receive the following additional consideration:
•The audit committee chairperson will receive an additional annual retainer of $15,000.
•The compensation committee chairperson will receive an additional annual retainer of $12,000.
•The nominating and corporate governance committee chairperson will receive an additional annual retainer of $10,000.
•The Board chairperson will receive an additional annual retainer of $30,000.
A non-employee director may instead elect to receive annual retainer for serving as a chairperson in an award of a stock option in lieu of cash.
Director Compensation
The following table provides information on compensation paid to our non-employee directors in 2023:

	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(3)		Total ($)
David Baker	27,945	89,264	(2)	117,209
Roelof Rongen	40,171	89,264	(2)	129,435
Camilla V. Simpson, M.Sc.	45,062	89,264	(2)	134,325
David Szekeres	63,575	89,264	(2)	152,839
________________
(1)Reflects the aggregate grant date fair value of stock options granted during the fiscal year calculated in accordance with FASB ASC Topic 718. These amounts do not necessarily correspond to the actual value that may be realized by the executive in connection with the option awards. The assumptions made in valuing the option awards reported in this column are described in our audited financial statements (See Note 3. Summary of Significant Accounting Policies - Stock Based Compensation and Note 11. Stock Based Compensation) included in this Annual Report.
(2)Options to purchase 4,926 shares of Common Stock were granted on August 10, 2023 and vest as to 8.33% on the date of grant and 8.33% (1/12th of such shares) for each subsequent full quarter that the director remains on the Board.
(3)The following table shows the aggregate number of outstanding shares of Common Stock underlying outstanding option and stock awards held by our non-employee directors as of December 31, 2023:

Name	Outstanding Option Awards
David Baker	4,926
Roelof Rongen	4,926
Camilla V. Simpson M.Sc.	4,926
David Szekeres	4,926
Vallon Director Compensation
The following table provides information on compensation paid to Vallon non-employee directors in 2023, prior to their resignation upon the completion of the Merger:

	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Richard Ammer	9,123	—	—	9,123
Meenu Karson	15,205	—	—	15,205
Joseph Payne	12,164	—	—	12,164
Marella Thorell	37,640	—	—	37,640

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth certain information known to us regarding beneficial ownership of our capital stock as of December 31, 2023 for:
•each person or group of affiliated persons known by us to be the beneficial owner of more than five percent of our capital stock;
•each of our named executive officers;
•each of our directors and our director nominees; and
•all of our executive officers, and directors and director nominees as a group.
We have determined beneficial ownership in accordance with the rules and regulations of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power, and includes securities that the individual or entity has the right to acquire, such as through the exercise of stock options, within 60 days of December 31, 2023. Except as noted by footnote, and subject to community property laws where applicable, we believe, based on the information provided to us, that the persons and entities named in the table below have sole voting and investment power with respect to all common stock shown as beneficially owned by them.
The percentage of beneficial ownership in the table below is based on 645,738 shares of Common Stock deemed to be outstanding as of December 31, 2023.

	Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Number of Shares of Beneficial Ownership	Percentage of Total Common Stock
Directors and Named Executive Officers(1)
W. Marc Hertz, Ph.D.(2)	55,072	8.53%
Leanne Kelly(3)	233	*
David Baker(4)	2,067	*
Roelof Rongen(5)	1,232	*
Camilla V. Simpson, M.Sc.(5)	1,232	*
David Szekeres(5)	1,232	*
All directors and executive officers as a group (8 persons)(6)	104,339	16.92%
*Represents beneficial ownership of less than one percent of our outstanding common stock.
(1)Except as otherwise noted below, the address of the beneficial owner is c/o GRI Bio, Inc. 2223 Avenida de la Playa, Suite 208, La Jolla, CA 92037.
(2)Consists of 55,072 shares of Common Stock.
(3)Consists of (i) 29 shares of Common Stock and (ii) 204 shares of Common Stock issuable pursuant to stock options exercisable within 60 days of January 15, 2024.
(4)Consists of (i) 42 shares of Common Stock and (ii) 2,025 shares of Common Stock issuable pursuant to stock options exercisable within 60 days of January 15, 2024.
(5)Consists of 1,232 shares of Common Stock issuable pursuant to stock options exercisable within 60 days of January 15, 2024.
(6)Consists of (i) the shares of Common Stock described in footnotes (2) through (5) above, (ii) 24,598 shares of Common Stock held by Vipin Kumar Chaturvedi, Ph.D. and (iii) 24,598 shares of Common Stock held by Albert Agro, Ph.D.

Equity Compensation Plan Information
The following table sets forth information regarding our equity compensation plans as of December 31, 2023:

	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	32,642	$169.84	30,952 (2)
Equity compensation plans not approved by security holders	—	—	—
Total	32,642	$169.84	30,952
__________________
(1)The number of shares of our Common Stock authorized under the A&R 2018 Plan automatically increases on January 1st of each year until the expiration of the A&R 2018 Plan, in an amount equal to four percent of the total number of shares of our Common Stock outstanding on December 31st of the preceding calendar year, subject to the discretion of our Board or compensation committee to determine a lesser number of shares shall be added for such year.
(2)In connection with the Merger, on April 20, 2023, the stockholders of the Company approved the A&R 2018 Plan to, among other things, increase the aggregate number of shares by 24,129 shares to 30,952 shares of Common Stock for issuance as awards under the plan.
(1)Includes shares of our common stock under the A&R 2018 Plan. For a description of this plan, refer to Note 11.” Stock Based Compensation” to the financial statements included in this Annual Report.
Description of Amended and Restated GRI Bio, Inc. 2018 Equity Incentive Plan
On April 21, 2023, the stockholders of the Company approved the A&R 2018 Plan. The A&R 2018 Plan became effective on April 21, 2023, with the stockholders approving the amendment to the A&R 2018 Plan (i) to increase the aggregate number of shares by 24,129 shares to 30,952 shares of Common Stock for issuance as awards under the A&R 2018 Plan, (ii) to increase the aggregate maximum number of shares of Common Stock that may be issued pursuant to the exercise of incentive stock options under the A&R 2018 Plan to 380,952 shares, (iii) to extend the term of the A&R 2018 Plan through January 1, 2033, (iv) to prohibit any action that would be treated as a “repricing” of an award without further approval by the stockholders of Company, and (v) to revise the limits on awards to non-employee directors as follows: the aggregate grant date fair value of shares granted to any non-employee director under the A&R 2018 Plan and any other cash compensation paid to any non-employee director in any calendar year may not exceed $0.75 million; increased to $1.0 million in the year in which such non-employee director initially joins the Board.
The A&R 2018 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, performance units, performance shares, RSUs, and other stock-based awards to our employees, directors, and consultants. The purpose of the A&R 2018 Plan is to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to our employees, directors and consultants, and to promote the success of our business. The A&R 2018 Plan provides for an annual increase on the first day of each calendar year beginning January 1, 2024 and ending on and including January 1, 2033, equal to the less over (x) 4% of the aggregate number of shares outstanding on the final day of the immediately preceding calendar year, and (y) such smaller number of shares as is determined by the Board. The A&R 2018 Plan further authorizes the administrator to amend the exercise price and terms of certain awards thereunder.
Description of GRI Bio, Inc. 2015 Equity Incentive Plan
The GRI Operations Plan was approved by GRI Operations’ stockholders on July 10, 2015. In accordance with the Merger Agreement, on April 21, 2023, the Company assumed the GRI Operations Plan and the outstanding awards granted thereunder at the Effective Time. The GRI Operations Plan is administered by the Board or a committee designated by the Board. The GRI Operations Plan further authorizes the administrator to amend the exercise price and terms of certain awards thereunder. No new awards may be issued under the GRI Operations Plan. As of December 31, 2023, no awards were outstanding under the GRI Operations Plan.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The following is a summary of each transaction or series of similar transactions since January 1, 2022, to which we have been a party that:
•The amount involved exceeded or exceeds $120,000 or is greater than 1% of our total assets as of December 31, 2023 and 2022; and
•any of our directors or executive officers, any holder of 5% of our capital stock or any member of their immediate family had or will have a direct or indirect material interest.
TEP Convertible Promissory Note
In November 2018, GRI Operations and TEP entered into a convertible note and warrant purchase agreement pursuant to which TEP agreed to fund up to $5.0 million to GRI Operations in exchange for he TEP Note and a warrant to purchase up to 96,428 shares of GRI Operations common stock at an exercise price of $0.01 per share. The TEP Note was secured by GRI Operations’ assets and accrues simple interest on the outstanding principal balance at a rate of 12% per annum. The total outstanding principal and accrued interest balance was initially due on the earlier of GRI Operations’ next financing (as defined tin the TEP Note) and May 2, 2020 (the Maturity Date).
Amendments to TEP Note
In December 2019, GRI Operations and TEP amended the TEP Note. In lieu of TEP funding the second $2.5 million tranche, TEP made a first additional advance of $0.5 million to GRI in exchange for a convertible promissory note, a warrant to purchase up to 2,467 shares of GRI Operations common stock at an exercise price of $0.01 per share, and the assignment of GRI Operations’ rights under a certain call option agreement. The call option agreement, which was entered into in 2015, provided GRI Operations with the right to repurchase up to 5,674 shares of GRI Operations common stock held by the counterparty for $187.18 per share at any time before April 1, 2025.
In July 2020, the TEP Note maturity date was extended to August 31, 2020, and in March 2021, TEP agreed to forbear on its available right to exercise remedies on account of GRI Operations’ failure to pay the past due principal and accrued interest balance until October 31, 2021.
In May 2021, GRI Operations and TEP further amended the TEP Note, and TEP agreed to make a second additional advance of $0.5 million to GRI Operations in exchange for a convertible promissory note with separate, modified conversion options.
In July 2022, GRI Operations and TEP further amended the TEP Note, and TEP agreed to make a third additional advance of $125,000 to GRI Operations in exchange for a convertible promissory note and a warrant to purchase up to 167 shares of GRI Operations common stock at an exercise price of $0.01 per share.
Conversion of TEP Note
In December 2022, in connection with the execution of the Merger Agreement, the TEP Note converted in full into 22,172 shares of GRI Operations common stock pursuant to a conversion agreement executed by GRI and TEP. Upon conversion, TEP became a beneficial owner of more than 5% of GRI Operations common stock.
Equity Financing
Between December 13, 2022 and May 8, 2023 we entered into securities purchase agreements, senior secured notes, the Equity Warrants and the Exchange Warrants with Altium. See “Note 4. “Merger with Vallon” and Note 11. “Stockholders’ Equity (Deficit)” to the consolidated financial statements starting on page F-1 of this Annual Report.
Employment Agreements
We have entered into employment agreements with certain of our executive officers. See “Item 11-Executive Compensation”.
Equity Grants
We have granted stock options to certain of our executive officers and members of our Board. See “Item 11-Executive Compensation.”

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
Director Independence
See Item 10. “Directors, Executive Officers and Corporate Governance Management—Director Independence.”
Committees of our Board of Directors
Our Board has established an audit committee, a compensation committee and a nominating and corporate governance committee, each of which operates pursuant to a written charter adopted by our Board. See Item 10. “Directors, Executive Officers and Corporate Governance Management—Committeesof the Board of Directors.”

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is Sadler, Gibb & Associates LLC, Draper, Utah, Auditor Firm ID: 3627.
The following table represents aggregate fees incurred for Sadler, Gibb & Associates LLC services during the years ended December 31, 2023 and 2022 by us.

	December 31,
	2023	2022
Audit Fees (1)	$156,323	$204,878
Audit Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees (4)	—	—
Total	$156,323	$204,878
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
(4)All Other Fees represent the aggregate fees billed for all other products and services rendered by our independent registered public accounting firm other than the services reported in the other categories
The audit committee will approve in advance the engagement and fees of the independent registered public accounting firm for all audit services and non-audit services, based upon independence, qualifications and, if applicable, performance. The audit committee may form and delegate to subcommittees of one or more members of the audit committee the authority to grant pre-approvals for audit and permitted non-audit services, up to specific amounts. All audit services provided by Sadler, Gibb & Associates LLC for the periods presented were ratified by our Board.
Pre-Approval of Audit and Non-Audit Services
Our audit committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our independent registered public accounting firm. These policies and procedures generally provide that we will not engage our registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by our audit committee or the engagement is entered into pursuant to one of the pre-approval procedures described below.
From time to time, our audit committee may pre-approve specified types of services that are expected to be provided to us by our independent registered public accounting firm during the next twelve months. Any such pre-approval is detailed as to the particular service or type of services to be provided and is also generally subject to a maximum dollar amount.
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

PART IV
Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this report:
(1)Financial Statements. The financial statements of the Company, together with the report thereon of Sadler, Gibb & Associates LLC, an independent registered public accounting firm, are included in this Annual Report beginning on page F-1.
(2)Financial Statement Schedules. All schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.
(3)Exhibits. See (b) below.
(b)Exhibits
The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report.

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Date	File Number
2.1△	Agreement and Plan of Merger, dated as of December 13, 2022, by and among the Company, GRI Bio, Inc., and Vallon Merger Sub, Inc.		8-K	12/13/22	001-40034
2.2	Amendment to Agreement and Plan of Merger, dated as of February 17, 2023, by and among the Company, GRI Bio, Inc., and Vallon Merger Sub, Inc.		S-4/A	02/24/23	333-268977
3.1	Amended and Restated Certificate of Incorporation, as amended	X
3.2	Amended and Restated Bylaws		8-K/A	05/26/23	001-40034
4.1	Specimen Common Stock Certificate.		S-1	10/23/20	333-249636
4.2△	Registration Rights Agreement, by and between Vallon Pharmaceuticals, Inc. and the investor party thereto, dated December 13, 2022.		8-K	12/31/22	001-40034
4.3	Form of Bridge Warrant.		8-K	12/13/22	001-40034
4.4	Form of Amendment No. 1 to Common Stock Purchase Warrant.		8-K	07/26/22	001-40034
4.5	Form of Equity Warrant.		8-K	12/13/22	001-40034
4.6	Form of Exchange Warrant.		8-K	12/13/22	001-40034
4.7△	Form of Senior Secured Note of GRI Bio Operations, Inc.		8-K	12/13/22	001-40034
4.8	Warrant to Purchase Stock issued to TEP Biotech, LLC, dated as of November 2, 2018.		S-4	12/23/22	333-268977
4.9	Warrant to Purchase Stock issued to TEP Biotech, LLC, dated as of December 3, 2019.		S-4	12/23/22	333-268977
4.10	Warrant to Purchase Stock issued to TEP Biotech, LLC, dated as of July 7, 2022.		S-4	12/23/22	333-268977
4.11	Warrant to Purchase Stock issued to Oppel Greeff, dated as of July 7, 2022.		S-4	12/23/22	333-268977
4.12	Warrant to Purchase Stock issued to Oppel Greeff, dated as of November 4, 2020.		S-4	12/23/22	333-268977
4.13	Warrant to Purchase Stock issued to Dinver LLC, dated as of November 4, 2020.		S-4	12/23/22	333-268977
4.14	Warrant to Purchase Stock issued to Eric Reiter, dated as of November 4, 2020.		S-4	12/23/22	333-268977
4.15	Warrant to Purchase Stock issued to FT618 Investments, LLC, dated as of November 9, 2020.		S-4	12/23/22	333-268977
4.16	Warrant to Purchase Stock issued to FT618 Investments, LLC, dated as of December 28, 2020.		S-4	12/23/22	333-268977
4.17	Form of Amendment to 2020 Warrant to Purchase Stock.		S-4/A	01/27/23	333-268977
4.18	Form of Amendment to 2022 Warrant to Purchase Stock.		S-4/A	01/27/23	333-268977
4.19△	Securities Purchase Agreement, by and between GRI Bio Operations, Inc. and Altium Growth Fund, LP, dated as of December 13, 2022.		8-K	12/13/22	001-40034
4.20△	Securities Purchase Agreement, by and among the Company, GRI Bio Operations, Inc. and Altium Growth Fund, LP, dated as of December 13, 2022.		8-K	12/13/22	001-40034
4.21△	Omnibus Amendment to Securities Purchase Agreements, by and among the Company, GRI Bio Operations, Inc., and Altium Growth Fund, LP, dated as of February 17, 2023.		S-4	03/06/23	333-268977
4.22	Investor’s Rights Agreement, by and between the Company and Salmon Pharma GmbH, dated as of July 25, 2019.		S-1	10/23/20	333-249636
4.23△	Voting Agreement, by and among the Company and certain of its stockholders, dated as of December 30 2020.		S-1	10/23/20	333-249636
4.24	Form of Pre-Funded Warrant.		S-1/A	01/31/24	333-276025

4.25	Form of Series B-1 Common Warrant.		S-1/A	01/31/24	333-276025
4.26	Form of Series B-2 Common Warrant.		S-1/A	01/31/24	333-276025
4.27	Description of Securities.	X
10.1#	A&R 2018 Equity Incentive Plan.		10-Q	05/15/23	001-40034
10.2#	Form of Nonqualified Stock Option Agreement under the Company’s 2018 Equity Incentive Plan.		S-1	10/23/20	333-249636
10.3#	Form of Incentive Stock Option Agreement under the Company’s 2018 Equity Incentive Plan.		S-1	10/23/20	333-249636
10.4#	GRI Bio Operations, Inc. 2015 Equity Incentive Plan.		S-4	12/23/22	333-268977
10.5	License Agreement, by and between the Company and MEDICE Arzneimittel Putter GmbH & Co. KG, dated as of January 6, 2020.		S-1	10/23/20	333-249636
10.6	Form of Company Support Agreement, by and between GRI Bio Operations, Inc. and each of the parties named in each agreement therein, dated as of December 13, 2022.		8-K	12/13/22	001-40034
10.7	Form of GRI Bio Operations, Inc. Support Agreement, by and between the Company and each of the parties named in each agreement therein., dated as of December 13, 2022.		8-K	12/13/22	001-40034
10.8	Placement Agency Agreement, by and between the Company and Ladenburg Thalmann & Co., Inc., dated as of May 13, 2022.		8-K	05/13/22	001-40034
10.9△	Form of Securities Purchase Agreement.		8-K	05/13/22	001-40034
10.10△	Amendment No. 1 to Securities Purchase Agreement, by and between the Company and each purchaser identified on the signature pages thereto, dated as of July 25, 2022.		8-K	07/26/22	001-40034
10.11#	Incentive Stock Option Agreement, by and between GRI Bio Operations, Inc. and Sean Edwards, dated as of November 4, 2016.		S-4	12/23/22	333-268977
10.12#	Nonqualified Stock Option Agreement, by and between GRI Bio Operations, Inc. and Rohit Loomba, dated as of November 4, 2016.		S-4	12/23/22	333-268977
10.13#	Nonqualified Stock Option Agreement, by and between GRI Bio Operations, Inc. and Gerald Yakatan, dated as of November 4, 2016.		S-4	12/23/22	333-268977
10.14△	Restricted Stock Purchase Agreement, by and between GRI Bio Operations, Inc. and Albert Agro, dated as of November 1, 2009.		S-4	12/23/22	333-268977
10.15#
Restricted Stock Award Agreement, by and between GRI Bio Operations, Inc. and Albert Agro, dated as of April 2, 2015, as amended by the Amendment to the Restricted Stock Award Agreement, by and between GRI Bio Operations, Inc. and Albert Agro, dated as of December 7, 2022.
			S-4	12/23/22	333-268977
10.16#△	Restricted Stock Purchase Agreement, by and between GRI Bio Operations, Inc. and Vipin Kumar Chaturvedi, dated as of March 28, 2009.		S-4	12/23/22	333-268977
10.17#
Restricted Stock Award Agreement, by and between GRI Bio Operations, Inc. and Vipin Kumar Chaturvedi, dated as of April 2, 2015, as amended by the Amendment to the Restricted Stock Award Agreement, by and between GRI Bio Operations, Inc. and Vipin Kumar Chaturvedi, dated as of December 7, 2022.
			S-4	12/23/22	333-268977
10.18#	Restricted Stock Award Agreement, by and between GRI Bio Operations, Inc. and Sean Edwards, dated as of March 31, 2021.		S-4	12/23/22	333-268977
10.19#	Restricted Stock Award Agreement, by and between GRI Bio Operations, Inc. and Sean Edwards, dated as of December 7, 2022.		S-4	12/23/22	333-268977
10.20#△	Restricted Stock Purchase Agreement, by and between GRI Bio Operations, Inc. and W. Marc Hertz, dated as of March 28, 2009.		S-4	12/23/22	333-268977
10.21#
Restricted Stock Award Agreement, by and between GRI Bio Operations, Inc. and W. Marc Hertz, dated as of April 2, 2015, as amended by the Amendment to the Restricted Stock Award Agreement, by and between GRI Bio Operations, Inc. and W. Marc Hertz, dated as of December 7, 2022.
			S-4	12/23/22	333-268977
10.22#	Restricted Stock Award Agreement, by and between GRI Bio Operations, Inc. and W. Marc Hertz, dated as of March 31, 2021.		S-4	12/23/22	333-268977
10.23#	Restricted Stock Award Agreement, by and between GRI Bio Operations, Inc. and W. Marc Hertz, dated as of December 7, 2022.		S-4	12/23/22	333-268977
10.24#	Consulting and Clinical Advisory Board Agreement, by and between GRI Bio Operations, Inc. and Rohit Loomba, M.D., dated as of June 3, 2016.		S-4	12/23/22	333-268977
10.25#	Consulting and Scientific Advisory Board Agreement, by and between GRI Bio Operations, Inc. and Vipin Kumar Chaturvedi, personally or through Vidur Discoveries LLC, dated as of October 31, 2018.		S-4	12/23/22	333-268977
10.26△
Lease Agreement, by and between La Jolla Shores Plaza, LLC and GRI Bio Operations, Inc., dated as of March 2, 2018, for that property located at 2223 Avenida de la Playa, Suite 208, La Jolla, California, 92037, as amended on February 16, 2021 and February 20, 2024.
X
10.27#	Amended and Restated Non-Employee Director Compensation Program.		S-1/A	12/04/23	333-274972
10.28#	Form of Indemnification Agreement.		8-K	04/21/23	001-40034
10.29#	Employment Agreement, by and between GRI Bio Operations, Inc. and Marc Hertz, Ph.D., dated as of February 20, 2023.		S-4/A	02/24/23	333-268977

10.30#	Employment Agreement, by and between GRI Bio Operations, Inc. and Leanne M. Kelly, dated as of February 20, 2023.		S-4/A	02/24/23	333-268977
10.31#	Employment Agreement, by and between GRI Bio Operations, Inc. and Vipin Kumar Chaturvedi, dated as of February 20, 2023.		S-4/A	02/24/23	333-268977
10.32#	Consulting Agreement, by and between GRI Bio Operations, Inc. and Albert Agro, Ph.D, dated as of January 9, 2023.		8-K	04/21/23	001-40034
10.33#	Separation Agreement, by and between the Company and David Baker, dated as of April 21, 2023.		8-K	04/21/23	001-40034
10.34#	Employment Agreement, by and between the Company and Albert Agro, Ph.D., dated as of July 1, 2023.		10-Q	08/14/23	001-40034
10.35△	Asset Purchase Agreement, by and between the Company and Aardvark Therapeutics, Inc., dated as of August 22, 2023.		8-K	08/23/23	001-40034
10.36△	Form of Securities Purchase Agreement.		S-1/A	01/31/24	333-276025
10.37	Form of Placement Agent Agreement.		S-1/A	01/31/24	333-276025
21.1	Subsidiaries		S-1/A	12/04/23	333-274972
23.1	Consent of Independent Registered Public Accounting Firm	X
24.1	Powers of Attorney for directors and certain executive officers (contained on the signature page)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act	X
32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97	Clawback Policy.		10-Q	11/14/23	001-40034
101 INS	XBRL Instance Document
101 SCH	XBRL Taxonomy Extension Schema Linkbase Document
101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	XBRL Taxonomy Extension Label Linkbase Document
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101
Unless otherwise indicated, exhibits are filed herewith.
△    Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company undertakes to furnish supplemental copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission.
#    Indicates a management contract or any compensatory plan, contract or arrangement.
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

GRI BIO, INC.

Date: March 28, 2024	By:	/s/ W. Marc Hertz
Name: W. Marc Hertz, Ph.D.
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

Signature	Title	Date

/s/ W. Marc Hertz, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2024
W. Marc Hertz, Ph.D.

/s/ Leanne Kelly	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2024
Leanne Kelly

/s/ David Szekeres	Director, Chair of the Board	March 28, 2024
David Szekeres

/s/ David Baker	Director	March 28, 2024
David Baker

/s/ Roelof Rongen	Director	March 28, 2024
Roelof Rongen

/s/ Camilla V. Simpson, M.Sc.	Director	March 28, 2024
Camilla V. Simpson, M.Sc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of GRI Bio, Inc.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of GRI Bio, Inc. (“the Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph Regarding Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Sadler, Gibb & Associates, LLC
We have served as the Company’s auditor since 2022.
Draper, UT
March 28, 2024

GRI Bio, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$1,808	$9
Prepaid expenses and other current assets	1,126	303
Total current assets	2,934	312
Property and equipment, net	8	4
Operating lease right-of-use assets	14	67
Total assets	$2,956	$383

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$1,410	$1,294
Accrued expenses	1,270	36
Advances from employees	—	5
Warrant liability	3	—
Bridge promissory note, net	—	602
Operating lease liabilities, current	14	57
Total current liabilities	2,697	1,994
Operating lease liabilities, non-current	—	14
Total liabilities	2,697	2,008

Commitments and contingencies (Note 13)

Stockholders' equity (deficit):
Common stock, $0.0001 par value; 250,000,000 shares authorized; 645,738 and 142,820 shares issued and outstanding as of December 31, 2023 and 2022, respectively	—	—
Additional paid-in-capital	31,792	16,871
Accumulated deficit	(31,533)	(18,496)
Total stockholders' equity (deficit)	259	(1,625)
Total liabilities and stockholders' equity (deficit)	$2,956	$383

See accompanying notes to consolidated financial statements.

GRI Bio, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022
Operating expenses:
Research and development	$3,232	$242
General and administrative	8,155	1,997
Total operating expenses	11,387	2,239
Loss from operations	(11,387)	(2,239)
Other income	250	—
Change in fair value of warrant liability	182	—
Loss on extinguishment of debt	—	(325)
Interest expense, net	(2,082)	(653)
Net loss	$(13,037)	$(3,217)
Net loss per share of common stock, basic and diluted	$(28.25)	$(24.95)
Weighted-average common shares outstanding, basic and diluted	461,566	128,994

See accompanying notes to consolidated financial statements.

GRI Bio, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(in thousands, except shares)

	Redeemable Common Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2021	1,116	$124	121,631	$—	$10,431	$(15,279)	$(4,848)
Stock-based compensation expense	—	—	—	—	25	—	25
Issuance of warrants and non-contingent beneficial conversion feature in connection with convertible promissory note	—	—	—	—	60	—	60
Issuance of warrants in connection with non-convertible promissory note	—	—	—	—	30	—	30
Conversion of convertible promissory note	—	—	22,172	—	5,337	—	5,337
Restricted stock awards issued in satisfaction of accrued compensation	—	—	—	—	417	—	417
Issuance of warrants in connection with the issuance of a bridge promissory note	—	—	—	—	571	—	571
Redemption of redeemable common stock	(1,116)	(124)	(1,116)	—	—	—	—
Vesting of restricted stock	—	—	133	—	—	—	—
Net loss	—	—	—	—	—	(3,217)	(3,217)
Balance, December 31, 2022	—	$—	142,820	$—	$16,871	$(18,496)	$(1,625)
Stock-based compensation expense	—	—	—	—	388	—	388
Restricted stock vesting	—	—	23,501	—	—	—	—
Warrant issuance	—	—	—	—	532	—	532
Warrant exercise	—	—	229,645	—	12	—	12
Issuance of common stock in pre-closing financing	—	—	173,558	—	11,721	—	11,721
Issuance of common stock for settlement of bridge note	—	—	7,756	—	3,333	—	3,333
Issuance of common stock for reverse recapitalization expenses	—	—	4,363	—	1,875	—	1,875
Issuance of common stock to Vallon stockholders in reverse recapitalization	—	—	64,095	—	(2,940)	—	(2,940)
Net loss	—	—	—	—	—	(13,037)	(13,037)
Balance, December 31, 2023	—	$—	645,738	$—	$31,792	$(31,533)	$259

See accompanying notes to consolidated financial statements.

GRI Bio, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(13,037)	$(3,217)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	4	3
Amortization of debt discounts and issuance costs	2,104	217
Stock-based compensation expense	388	25
Loss on extinguishment of debt	—	325
Change in fair value of warrant liability	(182)	—
Reduction in operating lease right of use assets	53	47
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(547)	(35)
Accounts payable	2,159	897
Accrued expenses	125	696
Operating lease liabilities	(57)	(43)
Cash used in operating activities	(8,990)	(1,085)

Investing activities:
Purchase of property and equipment	(8)	(3)
Cash used in investing activities	(8)	(3)

Financing activities:
Advances from employees	190	35
Repayment of advances from employees	(195)	(30)
Proceeds from issuance of non-convertible promissory note	—	125
Repayment of non-convertible promissory note	—	(125)
Proceeds from issuance of convertible promissory note	—	125
Repayment of convertible promissory note	—	(125)
Proceeds from issuance of bridge promissory note	1,250	1,250
Proceeds from issuance of common stock in pre-closing financing	12,250	—
Proceeds from warrant exercise	12	—
Cash acquired in reverse recapitalization	941	—
Payment of reverse recapitalization costs	(2,984)	—
Payment of deferred stock issuance costs	(517)	(111)
Payment of debt issuance costs	(150)	(13)
Redemption of redeemable common stock	—	(124)
Cash provided by financing activities	10,797	1,007

Net increase (decrease) in cash and cash equivalents	1,799	(81)
Cash and cash equivalents at beginning of period	9	90
Cash and cash equivalents at end of period	$1,808	$9

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$33
Supplemental disclosure or noncash activities:
Issuance of stock for repayment of bridge loan	$3,333	$—
Non-contingent beneficial conversion feature on convertible promissory note	$—	$60
Restricted stock awards issued in satisfaction of accrued compensation	$—	$417
Recognition of debt discount and additional paid-in-capital for warrants issued in connection with promissory notes	$532	$601
Conversion of promissory note	$—	$5,337
Net liabilities acquired in connection with reverse recapitalization	$3,881	$—
Debt and deferred stock issuance costs included in accounts payable and accrued expenses	$226	$340
Issuance of stock for payment of reverse recapitalization costs	$1,875	$—
Issuance of warrants for payment of stock issuance costs	$18	$—
See accompanying notes to consolidated financial statements

GRI Bio, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS
GRI Bio, Inc. (GRI or the Company), based in La Jolla, CA, was incorporated in Delaware in May 2009.
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
Reverse Merger with Vallon Pharmaceuticals, Inc.
On April 21, 2023, pursuant to the Agreement and Plan of Merger, dated as of December 13, 2022, as amended on February 17, 2023 (the Merger Agreement), by and among the Company, GRI Bio Operations, Inc., formerly known as GRI Bio, Inc. (GRI Operations), and Vallon Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (Merger Sub), Merger Sub was merged with and into GRI Operations (the Merger), with GRI Operations surviving the Merger as a wholly owned subsidiary of the Company. In connection with the Merger, and immediately prior to the effective time of the Merger (the Effective Time), the Company effected a reverse stock split of its common stock at a ratio of 1 for 30 (the April 2023 Reverse Stock Split). On January 29, 2024, the Company effected a reverse stock split of its common stock at a ratio of one-for-seven (the January 2024 Reverse Stock Split and together with the April 2023 Reverse Stock Split, the Reverse Stock Splits)). Unless otherwise noted, all references to share and per share amounts in these financial statements reflect the Reverse Stock Splits. Also, in connection with the closing of the Merger (the Closing), the Company changed its name from “Vallon Pharmaceuticals, Inc.” to “GRI Bio, Inc.”
Basis of Presentation
As discussed in Note 4, the Merger was accounted for as reverse recapitalization under which the historical financial statements of the Company prior to the Merger are the historical financial statements of the accounting acquirer, GRI Operations. All common stock, per share and related information presented in the consolidated financial statements and notes prior to the Merger has been retroactively adjusted to reflect the Exchange Ratio (as defined below) and Reverse Stock Split for all periods presented, to the extent applicable.
Reverse Stock Splits
On April 21, 2023, in connection with the Merger, and immediately prior to the Effective Time, the Company effected the April 2023 Reverse Stock Split. On January 30, 2024, the Company effected the January 2024 Reverse Stock Split. Stockholders’ equity and all references to share and per share amounts in the accompanying financial statements have been retroactively adjusted to reflect the 1 for 30 reverse stock split and the one-for-seven reverse stock split for all periods presented.
2. LIQUIDITY
These financial statements have been prepared on the basis that the Company is a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any significant revenues from operations since inception and does not expect to do so in the foreseeable future. The Company has incurred operating losses since its inception in 2009 and as a result has incurred $31,533 in accumulated deficit through December 31, 2023. The Company has financed its working capital requirements to date through the issuance of equity and debt securities. As of December 31, 2023, the Company had cash of approximately $1,808.
In connection with signing the Merger Agreement, the Company, GRI Operations and Altium Growth Fund, LP (Altium) entered into a Securities Purchase Agreement, dated December 13, 2022 (the Equity SPA), pursuant to which Altium agreed to invest $12,250 in cash and cancel any outstanding principal and accrued interest on the Bridge Notes (as defined below) in return for the issuance of shares of GRI Operations common stock immediately prior to the consummation of the Merger. Pursuant to the Equity SPA,

GRI Bio, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

immediately prior to the Closing, GRI Operations issued 969,602 shares of GRI Operations common stock (the Initial Shares) to Altium and 3,878,411 shares of GRI Operations common stock (the Additional Shares) into escrow with an escrow agent for net proceeds of $11,704, after deducting offering expenses of $546.
At the closing, pursuant to the Merger, the Initial Shares converted into an aggregate of 36,263 shares of the Company’s Common Stock, par value $0.0001 per share (Common Stock) and the Additional Shares converted into an aggregate of 145,052 shares of the Common Stock. On May 8, 2023, in accordance with the terms of the Equity SPA, the Company and Altium authorized the escrow agent to, subject to beneficial ownership limitations, disburse to Altium all of the shares of the Common Stock issued in exchange for the Additional Shares.
On February 1, 2024, the Company entered into a securities purchase agreement (the Purchase Agreement), pursuant to which the Company agreed to issue and sell, in a public offering (the Offering), (i) 330,450 shares (the Shares) of Common Stock, (ii) 4,669,550 pre-funded warrants (the Pre-Funded Warrants) exercisable for an aggregate of 4,669,550 shares of Common Stock, (iii) 5,000,000 Series B-1 common warrants (the Series B-1 Common Warrants) exercisable for an aggregate of 5,000,000 shares of Common Stock, and (iv) 5,000,000 Series B-2 common warrants (the Series B-2 Common Warrants, and together with the Series B-1 Common Warrants, the Common Warrants) exercisable for an aggregate of 5,000,000 shares of Common Stock for gross proceeds of $5,500. The Common Warrants together with the Pre-Funded Warrants are referred to in this Annual Report on Form 10-K for the year ended December 31, 2023 (Annual Report) as the “Warrants.” The securities were offered in combinations of (a) one Share or one Pre-Funded Warrant, together with (b) one Series B-1 Common Warrant and one Series B-2 Common Warrant, for a combined purchase price of $1.10 (less $0.0001 for each Pre-Funded Warrant).
Subject to certain ownership limitations, the Warrants are exercisable upon issuance. Each Pre-Funded Warrant is exercisable for one share of Common Stock at a price per share of $0.0001 and does not expire. Each Series B-1 Common Warrant is exercisable into one share of Common Stock at a price per share of $1.10 for a five-year period after February 6,2024, the date of issuance. Each Series B-2 Common Warrant is exercisable into one share of Common Stock at a price per share of $1.10 for an 18-month period after February 6, 2024 the date of issuance. In connection with the issuance of the securities pursuant to the Purchase Agreement, the exercise price of the Series A-1 Warrants was reduced to par, or $0.0001, per share pursuant to the terms of the Series A-1 Warrants.
Based on the Company’s current operating plan, the Company believes that its existing cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements into the second half of 2024.
The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital to fund its business activities, including its research and development program. The Series T Warrants issued in connection with the Merger are not presently subject to forced exercise by the Company as the equity conditions for their forced exercise, which include (among other things) a requirement that shares of the Common Stock have a value weighted average price of at least $64.47 per share for the periods specified in the Series T Warrants, are not met. The Company intends to raise capital through additional issuances of equity securities and/or short-term or long-term debt arrangements, but there can be no assurances any such financing will be available when needed, even if the Company’s research and development efforts are successful. If the Company is not able to obtain additional financing on acceptable terms and in the amounts necessary to fully fund its future operating requirements, it may be forced to reduce or discontinue its operations entirely. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
References in this Annual Report to “authoritative guidance” is meant to refer to accounting principles generally accepted in the United States of America (GAAP) as found in the Accounting Standards Codification (ASC) and Accounting Standards Updates (ASU) of the Financial Accounting Standards Board (FASB).
Principles of Consolidation
The consolidated financial statements include the accounts of GRI Bio, Inc. and its wholly-owned subsidiary, GRI Bio Operations, Inc. All intercompany balances and transactions have been eliminated.

GRI Bio, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

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
Cash and Cash Equivalents
Cash equivalents are highly-liquid investments that are readily convertible into cash with original maturities of three months or less when purchased and as of December 31, 2023 and 2022 included investment in money market funds. The Company maintains its cash and cash equivalent balances at domestic financial institutions. Bank deposits with US banks are insured up to $250 by the Federal Deposits Insurance Corporation. The Company had an uninsured cash balances of $1,224 at December 31, 2023. The Company’s cash balance as of December 31, 2022 was fully insured.
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
As of December 31, 2023, the Company’s financial instruments included cash, cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses and certain liability classified warrants. The carrying amounts reported in the balance sheets for cash, cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair value based on the short-term maturity of these instruments. The Company recognizes transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. At December 31, 2023, there were no financial assets or liabilities measured at fair value on a recurring basis other than the liability classified warrants.
In May 2022, Vallon Pharmaceuticals, Inc. (Vallon) issued warrants in connection with a securities purchase agreement. Vallon evaluated the warrants in accordance with ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity (ASC 815-40), and concluded that a provision in the warrants related to the reduction of the exercise price in certain circumstances precludes the warrants from being accounted for as components of equity. As a result, the warrants are recorded as a liability on the balance sheet. Vallon recorded the fair value of the warrants upon issuance using a Black-Scholes valuation model.
The Company is required to revalue the warrants at each reporting date with any changes in fair value recorded in its statement of operations. The valuation of the warrants is considered under Level 3 of the fair value hierarchy due to the need to use assumptions in the valuation that are both significant to the fair value measurement and unobservable. The change in the fair value of the Level 3 warrants liabilities is reflected in the statement of operations for the year ended December 31, 2023.
Deferred Stock Issuance Costs
Deferred stock issuance costs represent incremental legal costs incurred that are directly attributable to proposed offerings of securities. The costs are charged against the gross proceeds of the respective offering upon closing.

GRI Bio, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

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
The Company classifies a lease as a finance lease when one or more of the following criteria are met: (i) the lease transfers ownership of the underlying asset to the Company by the end of the lease term, (ii) the lease grants an option to purchase the underlying asset that the Company is reasonably certain to exercise, (iii) the lease term is for the major part of the remaining useful life of the underlying asset, (iv) the present value of the sum of the lease payments equals or exceeds substantially all of the fair value of the underlying asset, or (v) the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. The Company did not have any finance leases as of December 31, 2023 and 2022. A lease that does not meet any of these criteria is classified as an operating lease.
At the lease commencement date, the Company recognizes an ROU asset and a lease liability for its operating leases, except its short-term operating leases with original lease terms of twelve months or less. The ROU asset is initially measured at cost, which primarily comprises the initial amount of the lease liability plus any lease prepayments. The lease liability is initially measured at the present value of the lease payments not yet paid, discounted using an estimate of the Company’s incremental borrowing rate for a collateralized loan with a similar amount and terms as the underlying lease in a similar economic environment. That discount rate is used because the interest rate implicit in the Company’s lease contracts is typically not readily determinable.
Lease modifications that grant the right to use an existing leased asset for an additional period of time (i.e., a period of time not included in the original lease agreement) are not accounted for as separate contracts; however, the lease term, classification, discount rate, and measurement of the remaining consideration due under the contract are reassessed upon execution of such modifications.
Lease expense for operating leases is recognized on a straight-line basis over the term of the lease and is included in operating expenses.
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
Warrant Liability
The Company evaluated the warrants issued in connection with the May 2022 registered direct financing (Note 10) in accordance with ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity (ASC 815-40), and concluded that a provision in the warrants related to the reduction of the exercise price in certain circumstances precludes the warrants from being accounted for as components of equity. As the warrants meet the definition of a derivative as contemplated in ASC 815, the warrants are recorded as derivative liabilities on the accompanying consolidated balance sheets and measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the accompanying consolidated statements of operations in the period of change. The derivative liabilities will ultimately be converted into the Common Stock when the warrants are exercised, or will be extinguished upon expiry of the warrant term. Upon exercise, the intrinsic value of the shares

GRI Bio, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

issued is transferred to stockholders’ equity. The difference between the intrinsic value of the stock issued and the fair value of the warrant is recorded as gain or loss on the exchange in the accompanying consolidated statements of operations in the period of exercise.
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
Income Taxes
Income taxes are accounted for under the asset and liability method. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities and the expected benefits of net operating loss carryforwards. The impact of changes in tax rates and laws on deferred taxes, if any, applied during the period in which temporary differences are expected to be settled, is reflected in the Company's financial statements in the period of enactment. The measurement of deferred tax assets is reduced, if necessary, if, based on the weight of the evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized. As of December 31, 2023 and 2022, the Company concluded that a full valuation allowance was necessary for all of its net deferred tax assets. The Company had no amounts recorded for uncertain tax positions, interest or penalties in the accompanying consolidated financial statements.
Net Loss Per Common Share
Basic net loss per common share is computed based on the weighted average number of shares of common stock outstanding during each year. Diluted net loss per common share is computed based on the weighted average number of shares of common stock outstanding during each year, plus the dilutive effect of options considered to be outstanding during each year, in accordance with ASC 260, Earnings Per Share.  As the Company had a net loss in each of the years ended December 31, 2023 and 2022, diluted net loss per common share is the same as basic net loss per common share for the period because the effects of potentially dilutive securities are antidilutive.

GRI Bio, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Common stock equivalents excluded from the diluted net loss per common share calculations are as follows:

	December 31,
	2023	2022
Stock options	32,642	12,781
Warrants	298,553	8,130
Restricted stock with repurchase rights	—	23,500
	331,195	44,411
Recent Accounting Pronouncements
The Company considers the applicability and impact of all ASUs. ASUs not discussed below were assessed and determined to be either not applicable or are expected to have minimal impact on the financial statements.
In December 2023, FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09). The amendments in ASU 2023-09 are intended to enhance the transparency and decision usefulness of income tax disclosures through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 for public entities, with early adoption permitted. Management is currently evaluating the impact of this update on the Company’s financial statements.
In October 2023, FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative (ASU 2023-06). The amendments in ASU 2023-06 represent changes to clarify or improve disclosure and presentation requirements of a variety of topics in the Codification and align those requirements with the SEC’s regulation. For entities subject to the Security and Exchange Commission’s (SEC) existing disclosure requirements, the effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. Management is currently evaluating the impact of this update and its effective dates but does not expect the update to have a material effect on the Company’s financial statements.
On January 1, 2022, the Company adopted ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (ASU 2020-06). ASU 2020-06 address issues identified as a result of the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity.The amendments focused on amending the guidance on convertible instruments and the guidance on the derivatives scope exception for contracts in an entity’s own equity. The adoption of this standard did not have a material impact on the Company’s financial statements.
4. MERGER WITH VALLON
On April 21, 2023, pursuant to the Merger Agreement, Merger Sub was merged with and into Private GRI, with Private GRI surviving the Merger as a wholly owned subsidiary of the Company. In connection with the Closing, the Company amended its certificate of incorporation and bylaws to change its name from “Vallon Pharmaceuticals, Inc.” to “GRI Bio, Inc.”
At the Effective Time:
(a)Each share of GRI Operations Common Stock (GRI Operations Common Stock) outstanding immediately prior to the Effective Time, including any shares of GRI Operations Common Stock issued pursuant to the Equity Financing (as defined below) automatically converted solely into the right to receive a number of shares of the Company’s common stock equal to 0.0374 (the Exchange Ratio).
(b)Each option to purchase shares of GRI Operations Common Stock (each, a GRI Operations Option) outstanding and unexercised immediately prior to the Effective Time under the (the GRI Operations Plan, whether or not vested, converted into and became an option to purchase shares of Common Stock, and the Company assumed the GRI Operations Plan and each such GRI Operations Option in accordance with the terms of the GRI Operations Plan (the Assumed Options). The number of shares of Common Stock subject to each Assumed Option was determined by multiplying (i) the number of shares of GRI Operations Common Stock that were subject to such GRI Operations Option, as in effect immediately prior to the Effective Time, by (ii) the Exchange Ratio, and rounding the resulting number down to the nearest whole number of shares of Common Stock. The per share exercise price for the Common Stock issuable upon exercise of each Assumed Option was

GRI Bio, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

determined by dividing (A) the per share exercise price of such Assumed Option, as in effect immediately prior to the Effective Time, by (B) the Exchange Ratio and rounding the resulting per share exercise price up to the nearest whole cent. Any restriction on the exercise of any Assumed Option continued in full force and effect and the term, exercisability, vesting schedule and any other provisions of such Assumed Option otherwise remained unchanged.
(c)Each warrant to purchase shares of GRI Operations Common Stock (the GRI Operations Warrants) outstanding immediately prior to the Effective Time was assumed by the Company and converted into a warrant to purchase Common Stock (the Assumed Warrants) and thereafter (i) each Assumed Warrant became exercisable solely for shares of Common Stock; (ii) the number of shares of Common Stock subject to each Assumed Warrant was determined by multiplying (A) the number of shares of GRI Operations Common Stock that were subject to such GRI Operations Warrant, as in effect immediately prior to the Effective Time, by (B) the Exchange Ratio, and rounding the resulting number down to the nearest whole number of shares of Common Stock; (iii) the per share exercise price for the Common Stock issuable upon exercise of each Assumed Warrant was determined by dividing (A) the exercise price per share of the GRI Operations Common Stock subject to such GRI Operations Warrant, as in effect immediately prior to the Effective Time, by (B) the Exchange Ratio, and rounding the resulting exercise price up to the nearest whole cent.
(d)The Bridge Warrants (Note 9) were exchanged for warrants (the Exchange Warrants) to purchase an aggregate of 60,227 shares of the Company’s common stock. The Exchange Warrants contain substantively similar terms to the Bridge Warrants, and have an initial exercise price equal to $103.11 per share. The Exchange warrants have been fully exercised on a cashless basis.
(e)All rights with respect to GRI Operations restricted stock awards were assumed by the Company and converted into Company restricted stock awards with the number of shares subject to each restricted stock award multiplied by the Exchange Ratio and rounding the resulting number down to the nearest whole number of shares of the Company’s common stock. The term, exercisability, vesting schedule and other provisions of the GRI Operations restricted stock awards otherwise remained unchanged.
The Merger is accounted for as a reverse recapitalization under GAAP because the primary assets of Vallon were cash and cash equivalents. For accounting purposes, GRI Operations has been determined to be the accounting acquirer based upon the terms of the Merger and other factors including: (i) the equity holders of GRI Operations immediately prior to the Merger owned, or held rights to acquire, in the aggregate approximately 85% of the outstanding shares of the Company’s common stock and the Company’s stockholders immediately prior to the Merger owned approximately 15% of the outstanding shares of the Company’s common stock (ii) GRI Operations holds the majority (4 out of 5) of board seats of the combined company, and (iii) GRI Operations management holds the majority of key positions in the management of the combined company. Immediately after the Merger, there were 422,333 shares of the Company’s common stock outstanding.
The following table shows the net liabilities assumed in the Merger:

April 21, 2023
Cash and cash equivalents	$941
Prepaid and other assets	310
Accounts payable and accrued expenses	(4,190)
Total net liabilities assumed	(2,939)
Plus: Transaction costs	(2,984)
Total net liabilities assumed plus transaction costs	$(5,923)
In addition to the transaction costs noted above, at the Effective Time, 4,363 shares of the Common Stock were issued to GRI Operations’ financial advisor for services related to the Merger.
5. FAIR VALUE MEASUREMENTS
The Company applies the guidance in ASC 820 to account for financial assets and liabilities measured on a recurring basis. Fair value is measured as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market

GRI Bio, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

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
Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each reporting period. There were no transfers between Level 1, 2 and 3 during the year ended December 31, 2023.
The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company’s liabilities that are measured at fair value on a recurring basis as of December 31, 2023:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant liability	$—	$—	$3
As of December 31, 2022, the Company had no assets or liabilities measured at fair value on a recurring basis.
The following table presents the changes is the fair value of the Level 3 liability:

Warrant Liability
Fair value as of December 31, 2022	$—
Fair value at April 21, 2023 (date of Merger)	185
Change in valuation	(182)
Balance as of December 31, 2023	$3
The Black-Scholes valuation model was used to estimate the fair value of the warrants with the following assumptions:

December 31, 2023
Volatility	171.0%
Expected term in years	2.5
Dividend rate	0.0%
Risk-free interest rate	4.12%

GRI Bio, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

6. PROPERTY AND EQUIPMENT

	December 31,
	2023	2022
Computer equipment	$21	$13
Furniture and fixtures	13	13
	34	26
Accumulated depreciation	(26)	(22)
	$8	$4
Depreciation expense related to property and equipment was $4 and $3 for the years ended December 31, 2023 and 2022, respectively.
7. LEASES
The Company leases office facilities under an operating lease agreement. The lease agreement requires fixed monthly rental payments as well as payments for variable monthly utilities and operating costs throughout the lease term. The Company evaluates renewal options at lease inception on an ongoing basis and includes renewal options that it is reasonably certain to exercise in its expected lease terms when classifying leases and measuring lease liabilities. Lease agreements generally do not require material variable lease payments, residual value guarantees or restrictive covenants.
The table below presents the operating lease assets and liabilities recognized on the Company's consolidated balance sheets:

		December 31,
	Balance Sheet Line Item	2023	2022
Non-current operating lease assets	Other assets	$14	$67
Operating lease liabilities:
Current operating lease liabilities	Other current liabilities	14	57
Non-current operating lease liabilities	Other liabilities	—	14
Total operating lease liabilities		$14	$71
Future minimum lease payments are due as follows:

December 31, 2023
2024	14
Total	14
Less: Imputed interest	—
Present value of operating lease liabilities	$14
Operating lease costs were $59 for each of the years ended December 31, 2023 and 2022, respectively. Operating lease costs are included within selling, general and administrative expenses on the consolidated statements of operations.
Cash paid for amounts included in the measurement of operating lease liabilities were $65 and $54 for the years ended December 31, 2023 and 2022, respectively. This amount is included in operating activities in the consolidated statements of cash flows.

GRI Bio, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

8. ACCRUED EXPENSES
Accrued expenses consisted of:

	December 31,
	2023	2022
Accrued expenses:
Research and development	$93	$—
General and administrative	441	—
Payroll and related	736	33
Other	—	3
Total accrued expenses	$1,270	$36
9. PROMISSORY NOTES
Bridge Financing
In connection with signing the Merger Agreement, GRI Operations entered into a Securities Purchase Agreement, dated as of December 13, 2022 (Bridge SPA), with Altium, pursuant to which GRI Operations issued senior secured promissory notes (Bridge Notes) in the aggregate principal amount of $3,333, in exchange for an aggregate purchase price of $2,500.
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
In addition, upon the funding of each tranche, Altium received warrants to purchase an aggregate of 178,927 shares of the Common Stock (the Bridge Warrants). The Bridge Warrants had an exercise price of $9.31 per share, were exercisable at any time on or after the applicable issuance date and had a term of 60 months from the date all shares underlying the Bridge Warrants were freely tradable.
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
In addition to the Bridge SPA, and also in connection with signing the Merger Agreement, the Company, GRI Operations and Altium entered into the Equity SPA (Note 10) pursuant to which Altium agreed to invest $12,250 in cash and cancel any outstanding principal and accrued interest on the Bridge Notes in return for the issuance of shares of GRI Operations’ common stock immediately prior to the consummation of the Merger.
On April 21, 2023, the Company completed the Merger and the outstanding principal and accrued interest on the Bridge Notes was cancelled and the Bridge Warrants were exchanged for the Exchange Warrants. The Exchange Warrants contain substantively similar terms to the Bridge Warrants, and have an initial exercise price equal to $103.11 per share subject to adjustments for splits and recapitalization events.
The Bridge Notes were accounted for as share-settled debt under the accounting guidance in ASC 835-30 and, as such, the initial net carrying amounts were accreted to the redemption amounts using the effective interest method. The Company incurred debt issuance costs of $205 during the year ended December 31, 2022 and $90 during the year ended December 31, 2023 related to its issuance of debt under the Bridge SPA. Unamortized debt discounts and debt issuance costs totaled $1,065 as of December 31, 2022. Interest expense stemming from amortization of debt discounts and issuance costs was $2,104 for the year ended December 31, 2023.
TEP Note
In November 2018, GRI Operations and TEP Biotech, LLC (TEP) entered into a convertible note and warrant purchase agreement pursuant to which TEP agreed to fund up to $5,000 to GRI Operations in exchange for a convertible promissory note (the TEP Note) and a warrant to purchase up to 3,606 shares of GRI Operations’ common stock at an exercise price of $0.01 per share. The TEP Note was secured by GRI Operations’ assets and accrued simple interest on the outstanding principal balance at a rate of 12% per annum.

GRI Bio, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

The total outstanding principal and accrued interest balance was initially due on the earlier of GRI Operations’ next financing, as defined, and May 2, 2020. The initial $2,500 tranche under the TEP Note was funded upon execution of the agreement in November 2018.
In December 2019, GRI Operations and TEP amended the TEP Note. In lieu of TEP funding the second $2,500 tranche, TEP made a first additional advance of $500 to GRI Operations in exchange for a convertible promissory note, a warrant to purchase up to 2,467 shares of GRI Operations’ common stock at an exercise price of $0.01 per share, and the assignment of GRI Operations’ rights under a certain call option agreement. The call option agreement, which was entered into in 2015, provided GRI Operations’ with the right to repurchase up to 5,674 shares of GRI Operations’ common stock held by the counterparty for $187.18 per share at any time before April 1, 2025.
In July 2020, the TEP Note maturity date was extended to August 31, 2020, and in March 2021, TEP agreed to forbear on its available right to exercise remedies on account of GRI Operations’ failure to pay the past due principal and accrued interest balance until October 31, 2021.
In May 2021, GRI Operations and TEP amended the TEP Note, and TEP agreed to make a second additional advance of $500 to GRI Operations in exchange for a convertible promissory note with separate, modified conversion options.
In July 2022, GRI Operations and TEP further amended the TEP Note, and TEP agreed to make a third additional advance of $125 to GRI Operations in exchange for a convertible promissory note and a warrant to purchase up to 167 shares of GRI Operations’ common stock at an exercise price of $0.01 per share.
In October 2022, GRI Operations and TEP entered into a conversion agreement pursuant to which, effective upon the full execution of the Merger Agreement (Note 4), $3,500 of outstanding principal under the TEP Note together with $650 of related accrued interest was to automatically convert into 22,172 shares of GRI Operations’ common stock at a conversion price of $187.18 per share. Further, upon the closing of the first tranche of the Bridge Notes, GRI Operations was to repay, in cash, the $125 third additional advance under the TEP Note along with the $15 of related accrued interest. Upon issuance of the 22,172 conversion shares and payment of the $140 principal and accrued interest balance, GRI Operations would fully satisfy all of its obligations under the TEP Note.
In December 2022, upon the full execution of the Merger Agreement and the closing of the first tranche of the Bridge Notes GRI Operations issued the 22,172 conversion shares and paid the $140 principal and accrued interest balance as per the terms of the conversion agreement. The share numbers and exercise or conversion prices in this section of Note 9 entitled “TEP Note” reflect the Exchange Ratio retroactively.
As part of the conversion, the $4,150 of converted principal and accrued interest, along with $863 of related forfeited accrued interest through the conversion date, were credited to stockholders’ deficit. Interest expense recognized on the TEP Note was $352 for the year ended December 31, 2022.
10. STOCKHOLDERS EQUITY (DEFICIT)
Common Stock
In connection with signing the Merger Agreement, the Company, GRI Operations and Altium entered the Equity SPA pursuant to which Altium agreed to invest $12,250 in cash and cancel any outstanding principal and accrued interest on the Bridge Notes in return for the issuance of shares of GRI Operations’ common stock immediately prior to the consummation of the Merger. Pursuant to the Equity SPA, immediately prior to the Closing, GRI Operations issued 969,602 shares of GRI Operations’ common stock (the Initial Shares) to Altium and 3,878,411 shares of GRI Operations’ common stock (the Additional Shares) into escrow with an escrow agent for net proceeds of $11,704, after deducting offering expenses of $546.
At the closing, pursuant to the Merger, the Initial Shares converted into an aggregate of 36,263 shares of the Common Stock and the Additional Shares converted into an aggregate of 145,052 shares of the Common Stock. On May 8, 2023, in accordance with the terms of the Equity SPA, the Company and Altium authorized the escrow agent to, subject to beneficial ownership limitations, disburse to Altium all of the shares of the Common Stock issued in exchange for the Additional Shares.

GRI Bio, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Redeemable Common Stock
In November 2018, GRI Operations entered into an agreement with a stockholder pursuant to which the stockholder had the right to require GRI Operations to purchase all or a portion of 1,116 shares of GRI Operations’ common stock held by the stockholder for $111.16 per share (the Put Right). The Put Right was exercisable (i) for a period commencing thirty days prior to the day Private GRI completed an equity or debt financing and ending fifteen business days thereafter, or (ii) at any time following a breach of the agreement by Private GRI.
In December 2022, the stockholder exercised the Put Right and GRI Operations redeemed the 1,116 shares of GRI Operations’ common stock for $124 ($111.16 per share). The redeemed shares were retired by GRI Operations. The share numbers and exercise or conversion prices in this section of Note 10 entitled “Redeemable Common Stock” reflect the Exchange Ratio retroactively.
Common Stock Warrants
Pursuant to the Equity SPA, on May 8, 2023, the Company issued to Altium (i) Series A-1 Warrants to purchase 181,316 shares of the Common Stock at an exercise price of $94.57, (ii) Series A-2 Warrants to purchase 163,185 shares of the Common Stock at an exercise price of $103.18 , and (iii) Series T Warrants to purchase (x) 116,353 shares of the Common Stock at an exercise price of $85.96 and (y) upon exercise of the Series T Warrants, 116,353 additional Series A-1 Warrants and Series A-2 Warrants, each to purchase 116,353 shares of the Common Stock at an exercise price of $94.57 and $103.18, respectively (collectively, the Equity Warrants).
The Series A-1 Warrants have a term of 60 months from the date all shares underlying the Series A-1 Warrants are freely tradable. The A-2 warrants have a 2-year term and expire in June 2025. Series T Warrants have a term of 24 months from the date all shares underlying Series T Warrants are freely tradable. As noted in Note 2. Liquidity, the Company may force the exercise of the Series T Warrants subject to the satisfaction of certain equity conditions. The Equity Warrants include certain contingent cashless exercise features and contain certain other rights with regard to asset distributions and fundamental transactions. The exercise price of the Series A-1 Warrants is subject to adjustment for certain dilutive issuances, and all of the Equity Warrants are subject to standard antidilution adjustments. As of December 31, 2023, all of the A-2 Warrants had been exercised and all of the A-1 Warrants and T Warrants were outstanding. The Equity Warrants were classified as equity and the allocated fair value of $5,675 is included in additional paid in capital.
Pursuant to the Bridge SPA, upon the funding of each tranche of the Bridge Note, Altium received the Bridge Warrants. The Bridge Warrants had an exercise price of $9.31 per share, were exercisable at any time on or after the applicable issuance date and had a term of 60 months from the date all shares underlying the Bridge Warrants are freely tradable. Upon the completion of the Merger the Bridge Warrants were exchanged for the Exchange Warrants to purchase an aggregate of 60,227 shares of the Common Stock. The Exchange Warrants contain substantively similar terms to the Bridge Warrants, and have an initial exercise price equal to $103.11 per share subject to adjustments for splits and recapitalization events. All of the Bridge Warrants had been exercised as of December 31, 2023. The Bridge Warrants were classified as equity and the allocated fair value of $2,860 is included in additional paid in capital.
In connection with the Closing, GRI Operations granted its financial advisor warrants (the Advisor Warrants) to purchase shares of GRI Operations’ common stock, which, at the Effective Time, became exercisable for an aggregate of 343 shares of the Common Stock at an exercise price of $429.73 per share. The Advisor Warrants have a five-year term. All of the Advisor Warrants were outstanding as of December 31, 2023. The Advisor Warrants were classified as equity and the fair value of $18 is included in additional paid in capital.
The Black-Scholes option-pricing model was used to estimate the fair value of the Equity Warrants, the Exchange Warrants and the Advisor Warrants with the following weighted-average assumptions:

Volatility	167.6%
Expected term in years	1.69
Dividend rate	0.0%
Risk-free interest rate	4.37%
In May 2022, Vallon issued warrants to purchase an aggregate of 17,619 shares of common stock at an exercise price of $197.05 per share in connection with a securities purchase agreement. The warrants have a five-year term. The warrants were classified as a

GRI Bio, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

liability and are revalued at each balance sheet date. The fair value of $3 as of December 31, 2023 is reflected in warrant liability on the accompanying consolidated balance sheets (Note 5).
In connection with Vallon’s initial public offering in February 2021, Vallon granted the underwriters warrants (the Underwriters' Warrants) to purchase an aggregate of 542 shares of common stock at an exercise price of $2,100.00 per share. The Underwriters’ Warrants have a five-year term.
As of December 31, 2023, the Company had the following warrants outstanding to purchase common stock.

Number of Shares	Exercise Price per Share	Expiration Date
116,353	$85.96	December 2025
542	$2,100.00	February 2026
3,524	$197.05	May 2027
167	$0.01	July 2027
343	$429.73	April 2028
181,316	$94.57	December 2028
11. STOCK-BASED COMPENSATION
2015 Equity Incentive Plan
GRI Operations adopted the GRI Bio, Inc. 2015 Equity Incentive Plan, as amended (the GRI Operations Plan), that provided GRI Operations with the ability to grant stock options, restricted stock awards and other equity-based awards to employees, directors, and consultants. Stock options granted under the GRI Operations Plan generally had a contractual life of up to 10 years. Upon completion of the Merger, the Company assumed the GRI Operations Plan and 12,781 outstanding and unexercised options issued thereunder, and ceased granting awards under the GRI Operations Plan.
Amended and Restated 2018 Equity Incentive Plan
On April 21, 2023, the stockholders of the Company approved the Amended and Restated GRI Bio, Inc. 2018 Equity Incentive Plan, formerly the Vallon Pharmaceuticals, Inc. 2018 Equity Incentive Plan (the A&R 2018 Plan). The A&R 2018 Plan had previously been approved by the Company’s Board, subject to stockholder approval. The A&R 2018 Plan became effective on April 21, 2023, with the stockholders approving the amendment to the A&R 2018 Plan to, among other things, (i) to increase the aggregate number of shares by 24,129 shares to 30,952 shares of the Common Stock for issuance as awards under the A&R 2018 Plan, (ii) to extend the term of the A&R 2018 Plan through January 1, 2033, (iii) to prohibit any action that would be treated as a “repricing” of an award without further approval by the stockholders of Company, and (iv) to revise the limits on awards to non-employee directors.
The A&R 2018 Plan provides the Company with the ability to grant stock options, restricted stock and other equity-based awards to employees, directors and consultants. Stock options granted by the Company under the A&R 2018 Plan generally have a contractual life of up to 10 years. As of December 31, 2023, awards granted under the A&R 2018 Plan representing the right to purchase or contingent right to receive up to an aggregate of 32,642 shares of the Common Stock were outstanding and 30,952 shares of the Common Stock were reserved for issuance under the A&R 2018 Plan. The number of shares reserved for issuance under the A&R 2018 Plan may be increased pursuant to the A&R 2018 Plan’s “evergreen” provision on the first day of each calendar year beginning January 1, 2024 and ending on and including January 1, 2033, by a number of shares not to exceed 4% of the aggregate number of shares of the Common Stock outstanding on the final day of the immediately preceding calendar year.
The Company recorded stock-based compensation related to stock options issued under the GRI Operations Plan and A&R 2018 Plan in the following expense categories of its accompanying statements of operations for the years ended December 31, 2023 and 2022:

GRI Bio, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

	For the Year Ended December 31,
	2023	2022
Research and development	$—	$—
General and administrative	388	25
Total	$388	$25
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
The table below represents the activity of stock options granted to employees and non-employees for the year ended December 31, 2023:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding at December 31, 2022	16,081	$278.17	4.71
Granted	31,608	$16.66
Exercised	—	—
Forfeited	(15,047)	$251.13
Outstanding at December 31, 2023	32,642	$37.41	9.55
Exercisable at December 31, 2023	4,318	$176.27	8.81
Vested and expected to vest at December 31, 2023	32,642	$37.41	9.55
As of December 31, 2023, all of the outstanding and exercisable stock options were out of the money and therefore had no intrinsic value. At December 31, 2023, the unrecognized compensation cost related to unvested stock options expected to vest was $424. This unrecognized compensation is expected to be recognized over a weighted-average amortization period of 2.9 years.
The Black-Scholes option-pricing model was used to estimate the grant date fair value of each stock option grant at the time of grant using the following weighted-average assumptions:

	For the Year Ended December 31,
	2023	2022
Volatility	129.54%	90.39%
Expected term in years	5.84	5.98
Dividend rate	0.00%	0.00%
Risk-free interest rate	4.34%	2.00%
Fair value of common stock on grant date	$14.91	$27.02
Option valuation methods, including Black-Scholes, require the input of subjective assumptions, which are discussed below.
•The expected term of options is determined using the "simplified" method, as prescribed in SEC's SAB No. 107, Share Based Payment (SAB No. 107), whereby the expected life equals the arithmetic average of the vesting term and the original contractual term of the option due to the Company's lack of sufficient historical data.
•The expected volatility is based on a weighted average of the Company's historical volatility and the volatilities of similar entities within the Company's industry which were commensurate with the expected term assumption as described in SAB No. 107.
•The risk-free interest rate is based on the interest rate payable on US Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected term.

GRI Bio, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

•The expected dividend yield is 0% because the Company has not historically paid, and does not expect for the foreseeable future to pay, a dividend on its common stock.
12. ASSET PURCHASE AGREEMENT
On August 22, 2023, the Company entered into Asset Purchase Agreement (the Aardvark Agreement) with Aardvark Therapeutics, Inc. (Aardvark), pursuant to which Aardvark agreed to purchase (i) the Company’s license agreement with Medice Arzneimittel Pűtter GmbH & Co. KG, dated January 6, 2020, (ii) certain patents related to the Company’s ADAIR product candidate, and (iii) files (of contract manufacturing and FDA correspondence) for a formulation described in IND No. 133072, ADAIR for the Treatment of ADHD and Narcolepsy, filed with the United States Food and Drug Administration. Under the terms of the Aardvark Agreement, the Company received an upfront cash payment of $250, which was recognized as other income. The Company is also eligible to receive potential additional milestone payments contingent upon Aardvark achieving certain future ADAIR regulatory and sales milestones. Other than the upfront payment, the Company does not anticipate the receipt of any milestone payments from Aardvark in the near term, which potential milestone payments may or may not be achieved, paid or received in the future.
13. COMMITMENTS AND CONTINGENCIES
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
14. INCOME TAX
A reconciliation of income tax expense (benefit) at the US federal statutory income tax rate and the income tax provision in the financial statements is as follows:

	December 31,
	2023	2022
Expected income tax benefit at the federal statutory rate	21.0%	21.0%
State and local taxes, net of federal benefit	8.4	7.7
Non-deductible items and other	(12.1)	(11.0)
Research and development credits	1.1	—
Change in valuation allowance	(18.4)	(17.7)
Total	—%	—%
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

GRI Bio, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

The principal components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2023	2022
Deferred tax assets:
Federal and state net operating loss carryforwards	$12,848	$3,211
Share based compensation	166	177
Accruals and other	255	16
Lease liabilities	—	20
Capitalized research and development costs	1,099	91
Research and development tax credits	153	—
Gross deferred tax assets	14,521	3,515
Less: deferred tax liabilities	—	(19)
Less: valuation allowance	(14,521)	(3,496)
Net deferred tax assets	$—	$—
Based on the Company’s history of losses, the Company recorded a full valuation allowance against its deferred tax assets as of December 31, 2023 and 2022. The Company increased its valuation allowance by approximately $11,025 for the year ended December 31, 2023. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support a reversal of the allowance.
As of December 31, 2023, the Company had federal, state and local net operating loss carryforwards of $45,185, $29,552, and $17,772, respectively; $39,061 of the federal net operating loss carryforwards do not expire and the remaining $6,124 begin to expire in 2029. The state losses also begin to expire in 2029. The local net operating losses begin to expire in 2024. As of December 31, 2023, the Company had federal and state research and development tax credit carryforwards of $136 and $17, respectively. The federal credit carryforwards begin to expire in 2043, the state credit carryforwards do not expire. Under the provisions of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (IRC), these net operating losses, credit carryforwards and other tax attributes may be subject to limitation based on previous significant changes in ownership and upon future significant changes in ownership of the Company, as defined by the IRC.
Under the provisions of Sections 382 and 383 of the IRC, certain substantial changes in the Company’s ownership may have limited, or may limit in the future, the amount of net operating loss and credit carryforwards that can be used to reduce future income taxes if there has been a significant change in ownership of the Company, as defined by the IRC. Future owner or equity shifts could result in limitations on net operating loss and credit carryforwards.
The Company files income tax returns in the US federal jurisdiction as well as California, Pennsylvania and Philadelphia. The tax years 2020 to 2023 remain open to examination by the major jurisdictions in which the Company is subject to tax. Fiscal years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in those early years, which have been carried forward and may be audited in subsequent years when utilized.
The Company evaluates tax positions for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. As of December 31, 2023 and 2022, the Company had no unrecognized income tax benefits that would affect the Company’s effective tax rate if recognized. The Company would recognize both accrued interest and penalties related to unrecognized benefits in income tax expense. The Company’s uncertain tax positions yet to be determined would be related to years that remain subject to examination by relevant tax authorities. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available.

GRI Bio, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

15. SUBSEQUENT EVENTS
Recapitalization
On January 30, 2024, the Company effected the January 2024 Reverse Stock Split. Stockholders’ equity and all references to share and per share amounts in the accompanying financial statements have been retroactively adjusted to reflect the one-for-seven reverse stock split for all periods presented.
Securities Purchase Agreement
On February 1, 2024, the Company entered into the Purchase Agreement, pursuant to which the Company agreed to issue and sell, in the Offering, (i) 330,450 Shares of the Common Stock, (ii) 4,669,550 Pre-Funded Warrants exercisable for an aggregate of 4,669,550 shares of Common Stock, (iii) 5,000,000 Series B-1 Common Warrants exercisable for an aggregate of 5,000,000 shares of Common Stock, and (iv) 5,000,000 Series B-2 Common Warrants exercisable for an aggregate of 5,000,000 shares of Common Stock for gross proceeds of $5,500. The securities are being offered in combinations of (a) one Share or one Pre-Funded Warrant, together with (b) one Series B-1 Common Warrant and one Series B-2 Common Warrant, for a combined purchase price of $1.10 (less $0.0001 for each Pre-Funded Warrant).
Subject to certain ownership limitations, the Warrants were exercisable upon issuance. Each Pre-Funded Warrant is exercisable for one Share of Common Stock at a price per share of $0.0001 and does not expire. Each Series B-1 Common Warrant is exercisable into one Share of Common Stock at a price per share of $1.10 for a five-year period after February 6, 2024, the date of issuance. Each Series B-2 Common Warrant is exercisable into one share of Common Stock at a price per share of $1.10 for an 18-month period after February 6, 2024, the date of issuance. In connection with the issuance of the securities pursuant to the Purchase Agreement the exercise price of the Series A-1 Warrants was reduced to par, or $0.0001, per share pursuant to the terms of the Series A-1 Warrants.