Form 10-Q
period 2024-03-31
GRI BIO, Inc.
filed 2024-05-10
CIK 1824293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
March 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of May 6, 2024, 3,774,488 shares of the Registrant’s common stock were outstanding.

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
GRI Bio, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$4,091	$1,808
Prepaid expenses and other current assets	337	1,126
Total current assets	4,428	2,934
Property and equipment, net	7	8
Operating lease right-of-use assets	152	14
Total assets	$4,587	$2,956

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$637	$1,410
Accrued expenses	999	1,270
Warrant liability	1	3
Operating lease liabilities, current	43	14
Total current liabilities	1,680	2,697
Operating lease liabilities, non-current	109	—
Total liabilities	1,789	2,697

Commitments and contingencies (Note 11)

Stockholders' equity:
Common stock, $0.0001 par value; 250,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 3,196,488 and 645,738 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in-capital	36,218	31,792
Accumulated deficit	(33,420)	(31,533)
Total stockholders’ equity	2,798	259
Total liabilities and stockholders' equity	$4,587	$2,956
See accompanying notes to unaudited interim consolidated financial statements.

GRI Bio, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2024	2023

Operating expenses:
Research and development	933	116
General and administrative	962	872
Total operating expenses	1,895	988
Loss from operations	(1,895)	(988)
Change in fair value of warrant liability	2	—
Interest income (expense), net	6	(1,162)
Net loss	$(1,887)	$(2,150)
Net loss per share of common stock, basic and diluted	$(0.46)	$(15.04)
Weighted-average common shares outstanding, basic and diluted	4,127,448	142,988
See accompanying notes to unaudited interim consolidated financial statements.

GRI Bio, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(in thousands, except shares)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
	Shares	Amount
Balance, December 31, 2022	142,820	$—	$16,871	$(18,496)	$(1,625)
Stock-based compensation	—	—	13	—	13
Restricted stock vesting	67	—	—	—	—
Warrant issuance	—	—	532	—	532
Net loss	—	—	—	(2,150)	(2,150)
Balance, March 31, 2023	142,887	$—	$17,416	$(20,646)	$(3,230)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2023	645,738	$—	$31,792	$(31,533)	$259
Stock-based compensation	—	—	37	—	37
Fractional share adjustment	(250)	—	—	—	—
Issuance of common stock and prefunded warrants in financing	330,450	—	4,389	—	4,389
Prefunded warrant exercise	2,220,550	—	—	—	—
Net loss	—	—	—	(1,887)	(1,887)
Balance, March 31, 2024	3,196,488	$—	$36,218	$(33,420)	$2,798
See accompanying notes to unaudited interim consolidated financial statements.

GRI Bio, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating activities:
Net loss	$(1,887)	$(2,150)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	1	1
Amortization of debt discounts and issuance costs	—	1,161
Stock-based compensation expense	37	13
Change in fair value of warrant liability	(2)	—
Reduction in operating lease right of use assets	14	12
Change in operating assets and liabilities:
Prepaid expenses and other current assets	564	28
Accounts payable	(744)	408
Accrued expenses	(172)	(36)
Operating lease liabilities	(14)	(16)
Cash used in operating activities	(2,203)	(579)

Financing activities:
Advances from employees	—	190
Repayment of advances from employees	—	(195)
Proceeds from issuance of bridge promissory note	—	1,250
Proceeds from issuance of common stock and prefunded warrants	5,500	—
Payment of stock issuance costs	(1,014)	(110)
Payment of debt issuance costs	—	(105)
Cash provided by financing activities	4,486	1,030

Net increase in cash and cash equivalents	2,283	451
Cash and cash equivalents at beginning of period	1,808	9
Cash and cash equivalents at end of period	$4,091	$460

Supplemental disclosure of non-cash financing activities:
Recognition of debt discount and additional paid-in-capital for issuance of warrants in connection with the issuance of promissory notes	$—	$532
Recognition of right of use assets and lease liabilities	$152	$—
Debt and stock issuance costs included in accounts payable	$97	$45
Property and equipment purchases included in accounts payable	$—	$8
See accompanying notes to unaudited interim consolidated financial statements.

GRI Bio, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)
1.    ORGANIZATION AND DESCRIPTION OF BUSINESS
GRI Bio, Inc. (GRI or the Company), based in La Jolla, CA, was incorporated in Delaware in May 2009.
GRI is a clinical-stage biopharmaceutical company focused on discovering, developing, and commercializing innovative therapies that target serious diseases associated with dysregulated immune responses leading to inflammatory, fibrotic, and autoimmune disorders. The Company’s goal is to be an industry leader in developing therapies to treat these diseases and to improve the lives of patients suffering from such diseases. The Company’s lead product candidate, GRI-0621, is an oral inhibitor of type 1 Natural Killer T (iNKT) cells and is being developed for the treatment of severe fibrotic lung diseases such as idiopathic pulmonary fibrosis (IPF). The Company’s product candidate portfolio also includes GRI-0803 and a proprietary library of 500+ compounds. GRI-0803, the lead molecule selected from the library, is a novel oral agonist of type 2 Natural Killer T cells and is being developed for the treatment of autoimmune disorders, with much of its preclinical work in Systemic Lupus Erythematosus Disease (SLE) or lupus and multiple sclerosis (MS).
Reverse Merger with Vallon Pharmaceuticals, Inc.
On April 21, 2023, pursuant to the Agreement and Plan of Merger, dated as of December 13, 2022, as amended on February 17, 2023 (the Merger Agreement), by and among the Company, GRI Bio Operations, Inc., formerly known as GRI Bio, Inc. (GRI Operations), and Vallon Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (Merger Sub), Merger Sub was merged with and into GRI Operations (the Merger), with GRI Operations surviving the Merger as a wholly owned subsidiary of the Company (Note 4). In connection with the closing of the Merger (the Closing), the Company amended its certificate of incorporation and amended its bylaws to change its name from “Vallon Pharmaceuticals, Inc.” to “GRI Bio, Inc.”
Recapitalization
In connection with the Merger, and immediately prior to the effective time of the Merger (the Effective Time), the Company effected a reverse stock split of its common stock, par value $0.0001 (Common Stock), at a ratio of 1-for-30 (the April 2023 Reverse Stock Split). On January 29, 2024, the Company effected a reverse stock split of its Common Stock at a ratio of one-for-seven (the January 2024 Reverse Stock Split and together with the April 2023 Reverse Stock Split, the Reverse Stock Splits). Unless otherwise noted, all references to share and per share amounts in these consolidated financial statements reflect the Reverse Stock Splits.
Basis of Presentation
As discussed in Note 4, the Merger was accounted for as reverse recapitalization under which the historical financial statements of the Company prior to the Merger are the historical financial statements of the accounting acquirer, GRI Operations. All Common Stock, per share and related information presented in the consolidated financial statements and notes prior to the Merger has been retroactively adjusted to reflect the Exchange Ratio (as defined below) and the Reverse Stock Splits for all periods presented, to the extent applicable.
2.    LIQUIDITY
These unaudited interim consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any significant revenues from operations since inception and does not expect to do so in the foreseeable future. The Company has incurred operating losses since its inception in 2009 and, as a result, has incurred $33,420 in accumulated deficit through March 31, 2024. The Company has financed its working capital requirements to date through the issuance of equity and debt securities. As of March 31, 2024, the Company had cash of approximately $4,091.

In connection with signing the Merger Agreement, the Company, GRI Operations and Altium Growth Fund, LP (Altium) entered into a Securities Purchase Agreement, dated December 13, 2022 (the Equity SPA), pursuant to which Altium agreed to invest $12,250 in cash and cancel any outstanding principal and accrued interest on the Bridge Notes (as defined below) in return for the issuance of shares of GRI Operations common stock (GRI Operations Common Stock) immediately prior to the consummation of the Merger. Pursuant to the Equity SPA, immediately prior to the Closing, GRI Operations issued 969,602 shares of GRI Operations Common Stock (the Initial Shares) to Altium and 3,878,411 shares of GRI Operations Common Stock (the Additional Shares) into escrow with an escrow agent for net proceeds of $11,704, after deducting offering expenses of $546.
At the Closing, pursuant to the Merger, the Initial Shares converted into an aggregate of 36,263 shares of the Company’s Common Stock and the Additional Shares converted into an aggregate of 145,052 shares of the Company’s Common Stock. On May 8, 2023, in accordance with the terms of the Equity SPA, the Company and Altium authorized the escrow agent to, subject to beneficial ownership limitations, disburse to Altium all of the shares of the Company’s Common Stock issued in exchange for the Additional Shares.
On February 1, 2024, the Company entered into a securities purchase agreement (the Purchase Agreement), pursuant to which the Company agreed to issue and sell, in a public offering, (i)330,450 shares (the Shares) of Common Stock, (ii) 4,669,550 pre-funded warrants (the Pre-Funded Warrants) exercisable for an aggregate of 4,669,550 shares of Common Stock, (iii) 5,000,000 Series B-1 common warrants (the Series B-1 Common Warrants) exercisable for an aggregate of 5,000,000 shares of Common Stock, and (iv)5,000,000 Series B-2 common warrants (the Series B-2 Common Warrants, and together with the Series B-1 Common Warrants, the Common Warrants) exercisable for an aggregate of 5,000,000 shares of Common Stock for net proceeds of $4,389, after deducting offering expenses of $1,110. The Common Warrants together with the Pre-Funded Warrants are referred to in this Quarterly Report on Form 10-Q as the “Warrants.” The securities were offered in combinations of (a) one Share or one Pre-Funded Warrant, together with (b) one Series B-1 Common Warrant and one Series B-2 Common Warrant, for a combined purchase price of $1.10 (less $0.0001 for each Pre-Funded Warrant).
Subject to certain ownership limitations, the Warrants became exercisable upon issuance. Each Pre-Funded Warrant is exercisable for one share of Common Stock at a price per share of $0.0001 and does not expire. Each Series B-1 Common Warrant is exercisable into one share of Common Stock at a price per share of $1.10 for a five-year period after February 6, 2024, the date of issuance. Each Series B-2 Common Warrant is exercisable into one share of Common Stock at a price per share of $1.10 for an 18-month period after February 6, 2024 the date of issuance. In connection with the issuance of the Shares and Warrants pursuant to the Purchase Agreement, the exercise price of the Series A-1 Warrants was reduced to par, or $0.0001, per share pursuant to the terms of the Series A-1 Warrants.
Based on the Company’s current operating plan, the Company believes that its existing cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements into the third quarter of 2024.
The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital to fund its business activities, including its research and development program. The Series T Warrants issued in connection with the Merger are not presently subject to forced exercise by the Company as the equity conditions for their forced exercise, which include (among other things) a requirement that shares of Common Stock have a value weighted average price of at least $64.47 per share for the periods specified in the Series T Warrants, are not met. The Company intends to raise capital through additional issuances of equity securities and/or short-term or long-term debt arrangements, but there can be no assurances any such financing will be available when needed, even if the Company’s research and development efforts are successful. If the Company is not able to obtain additional financing on acceptable terms and in the amounts necessary to fully fund its future operating requirements, it may be forced to reduce or discontinue its operations entirely. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.
3.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial periods and pursuant to the rules of the Securities and Exchange Commission (the SEC). Any reference in the accompanying unaudited interim financial statements to “authoritative guidance” is meant to refer to GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Updates (ASU) of the Financial Accounting Standards Board (FASB). The December 31, 2023 balance sheet was derived from the Company’s audited consolidated financial statements.
In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all normal and recurring adjustments considered necessary to present fairly the Company’s financial position as of March 31, 2024, and the consolidated results of operations and consolidated stockholders’ equity for the three months ended March 31, 2024 and 2023 and consolidated cash flows for the three months ended March 31, 2024 and 2023. Consolidated results of operations for the three months ended March 31, 2024, are not necessarily indicative of the consolidated operating results that may be expected for the year ending December 31, 2024. The unaudited interim consolidated financial statements, presented herein, do not contain the required disclosures under GAAP for annual consolidated financial statements. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes as of and for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2024.
Principles of Consolidation
The unaudited interim consolidated financial statements include the accounts of GRI Bio, Inc. and its wholly-owned subsidiary, GRI Bio Operations, Inc. All intercompany balances and transactions have been eliminated.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Estimates and assumptions are primarily made in relation to the valuation of share options, warrant issuance and subsequent revaluations, valuation allowances relating to deferred tax assets, accrued expenses and estimation of the incremental borrowing rate for the operating lease. If actual results differ from the Company’s estimates, or to the extent these estimates are adjusted in future periods, the Company’s consolidated results of operations could either benefit from, or be adversely affected by, any such change in estimate.
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
As of March 31, 2024, the Company’s financial instruments included cash, cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses and certain liability classified warrants. The carrying amounts reported in the balance sheets for cash, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair value based on the short-term maturity of these instruments. The Company recognizes transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. At March 31, 2024, there were no financial assets or liabilities measured at fair value on a recurring basis other than the liability classified warrants.
In May 2022, Vallon Pharmaceuticals, Inc. (Vallon) issued warrants in connection with a securities purchase agreement. Vallon evaluated the warrants in accordance with ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity (ASC 815-40), and concluded that a provision in the warrants related to the reduction of the exercise price in certain circumstances precluded the warrants from being accounted for as components of equity. As a result, the warrants were recorded as a liability on the balance sheet. Vallon recorded the fair value of the warrants upon issuance using a Black-Scholes valuation model.

The Company is required to revalue the warrants at each reporting date with any changes in fair value recorded in its statement of operations. The valuation of the warrants is considered under Level 3 of the fair value hierarchy due to the need to use assumptions in the valuation that are both significant to the fair value measurement and unobservable. The change in the fair value of the Level 3 warrants liabilities is reflected in the statement of operations for the three months ended March 31, 2024.
Net Loss Per Common Share
Basic and diluted net loss per common share is computed based on the weighted average number of shares of common stock outstanding during each year. Diluted net loss per common share is computed based on the weighted average number of shares of common stock outstanding during each year, plus the dilutive effect of options considered to be outstanding during each year, in accordance with ASC 260, Earnings Per Share. As the Company had a net loss in each of the three months ended March 31, 2024 and 2023, diluted net loss per common share is the same as basic net loss per common share for the period because the effects of potentially dilutive securities are antidilutive.
Common stock equivalents excluded from the diluted net loss per common share calculations are as follows:

	March 31,
	2024	2023
Stock options	32,642	12,781
Warrants	10,298,553	14,822
Restricted stock with repurchase rights	—	23,433
	10,331,195	51,036
Recent Accounting Pronouncements
The Company considered the applicability and impact of all ASUs issued during the quarter ended March 31, 2024 and each was determined to be either not applicable or expected to have minimal impact on these consolidated financial statements.
4.    MERGER WITH VALLON
On April 21, 2023, pursuant to the Merger Agreement, Merger Sub was merged with and into GRI Operations, with GRI Operations surviving the Merger as a wholly owned subsidiary of the Company. In connection with the Closing, the Company amended its certificate of incorporation and bylaws to change its name from “Vallon Pharmaceuticals, Inc.” to “GRI Bio, Inc.”
At the Effective Time:
(a)Each share of GRI Operations Common Stock outstanding immediately prior to the Effective Time, including any shares of GRI Operations Common Stock issued pursuant to the Equity SPA automatically converted solely into the right to receive a number of shares of the Company’s Common Stock equal to 0.0374 (the Exchange Ratio).
(b)Each option to purchase shares of GRI Operations Common Stock (each, a GRI Operations Option) outstanding and unexercised immediately prior to the Effective Time under the GRI Bio, Inc. 2015 Equity Incentive Plan, as amended (the GRI Operations Plan), whether or not vested, converted into and became an option to purchase shares of the Company’s Common Stock, and the Company assumed the GRI Operations Plan and each such GRI Operations Option in accordance with the terms of the GRI Operations Plan (the Assumed Options). The number of shares of Common Stock subject to each Assumed Option was determined by multiplying (i) the number of shares of GRI Operations Common Stock that were subject to such GRI Operations Option, as in effect immediately prior to the Effective Time, by (ii) the Exchange Ratio, and rounding the resulting number down to the nearest whole number of shares of Common Stock. The per share exercise price for the Common Stock issuable upon exercise of each Assumed Option was determined by dividing (A) the per share exercise price of such Assumed Option, as in effect immediately prior to the Effective Time, by (B) the Exchange Ratio and rounding the resulting per share exercise price up to the nearest whole cent. Any restriction on the exercise of any Assumed Option continued in full force and effect and the term, exercisability, vesting schedule, and any other provisions of such Assumed Option otherwise remained unchanged.

(c)Each warrant to purchase shares of GRI Operations Common Stock (the GRI Operations Warrants) outstanding immediately prior to the Effective Time was assumed by the Company and converted into a warrant to purchase shares of Common Stock (the Assumed Warrants) and thereafter (i) each Assumed Warrant became exercisable solely for shares of the Common Stock; (ii) the number of shares of Common Stock subject to each Assumed Warrant was determined by multiplying (A) the number of shares of GRI Operations Common Stock that were subject to such GRI Operations Warrant, as in effect immediately prior to the Effective Time, by (B) the Exchange Ratio, and rounding the resulting number down to the nearest whole number of shares of Common Stock; (iii) the per share exercise price for shares of Common Stock issuable upon exercise of each Assumed Warrant was determined by dividing (A) the exercise price per share of GRI Operations Common Stock subject to such GRI Operations Warrant, as in effect immediately prior to the Effective Time, by (B) the Exchange Ratio, and rounding the resulting exercise price up to the nearest whole cent.
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
The Merger was accounted for as a reverse recapitalization under GAAP because the primary assets of Vallon were cash and cash equivalents. For accounting purposes, GRI Operations was determined to be the accounting acquirer based upon the terms of the Merger and other factors including: (i) the equity holders of GRI Operations immediately prior to the Merger owned, or held rights to acquire, in the aggregate approximately 85% of the outstanding shares of the Company’s Common Stock and the Company’s stockholders immediately prior to the Merger owned approximately 15% of the outstanding shares of the Company’s Common Stock (ii) GRI Operations holds the majority (4 out of 5) of board seats of the combined company, and (iii) GRI Operations’ management holds the majority of key positions in the management of the combined company. Immediately after the Merger, there were 422,333 shares of the Company’s Common Stock outstanding.
The following table shows the net liabilities assumed in the Merger:

April 21, 2023
Cash and cash equivalents	$941
Prepaid and other assets	310
Accounts payable and accrued expenses	(4,190)
Total net liabilities assumed	(2,939)
Plus: Transaction costs	(2,984)
Total net liabilities assumed plus transaction costs	$(5,923)
In addition to the transaction costs noted above, at the Effective Time, 4,363 shares of Common Stock were issued to GRI Operations’ financial advisor for services related to the Merger.
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
Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each reporting period. There were no transfers between Level 1, 2 and 3 during the three months ended March 31, 2024.
The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company’s liabilities that are measured at fair value on a recurring basis at March 31, 2024:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant liability	$—	$—	$1
Total liabilities	$—	$—	$1

The following table presents the changes in the fair value of the Level 3 liability:

Warrant Liability
Fair value as of December 31, 2023	$3
Change in valuation	(2)
Fair value as of March 31, 2024	$1

The Black-Scholes valuation model was used to estimate the fair value of the warrants with the following weighted-average assumptions:

	March 31, 2024	December 31, 2023
Volatility	211.9%	171.0%
Expected term in years	2.5	2.5
Dividend rate	0.0%	0.0%
Risk-free interest rate	4.50%	4.12%

6.    PROPERTY AND EQUIPMENT

	March 31, 2024	December 31, 2023
Computer equipment	$21	$21
Furniture and fixtures	13	13
	34	34
Accumulated depreciation	(27)	(26)
	$7	$8
Depreciation expense related to property and equipment was $1 for each of the three months ended March 31, 2024 and 2023.
7.    ACCRUED EXPENSES
Accrued expenses consist of the following:

	March 31, 2024	December 31, 2023
Research and development	$191	$93
General and administrative	52	441
Payroll and related	756	736
Total accrued expenses	$999	$1,270
8.    PROMISSORY NOTES
Bridge Financing
In connection with signing the Merger Agreement, GRI Operations entered into a Securities Purchase Agreement, dated as of December 13, 2022 (the Bridge SPA), with Altium, pursuant to which GRI Operations issued senior secured promissory notes (Bridge Notes) in the aggregate principal amount of $3,333, in exchange for an aggregate purchase price of $2,500.
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
In addition, upon the funding of each tranche, Altium received warrants to purchase an aggregate of 178,927 shares of Common Stock (the Bridge Warrants). The Bridge Warrants had an exercise price of $9.31 per share, were exercisable at any time on or after the applicable issuance date and had a term of 60 months from the date all shares underlying the Bridge Warrants were freely tradable.
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
In addition to the Bridge SPA, and also in connection with signing the Merger Agreement, the Company, GRI Operations and Altium entered into the Equity SPA (Note 9) pursuant to which Altium agreed to invest $12,250 in cash and cancel any outstanding principal and accrued interest on the Bridge Notes in return for the issuance of shares of GRI Operations’ Common Stock immediately prior to the consummation of the Merger.
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

The Bridge Notes were accounted for as share-settled debt under the accounting guidance in ASC 835-30 and, as such, the initial net carrying amounts were accreted to the redemption amounts using the effective interest method. The Company incurred $295 of debt issuance costs related to its issuance of debt under the Bridge SPA, of which $90 was incurred during the three months ended March 31, 2023. Interest expense stemming from amortization of debt discounts and issuance costs was $1,161 for the three months ended March 31, 2023.
9.    STOCKHOLDERS’ EQUITY
In connection with signing the Merger Agreement, the Company, GRI Operations and Altium entered the Equity SPA pursuant to which Altium agreed to invest $12,250 in cash and cancel any outstanding principal and accrued interest on the Bridge Notes in return for the issuance of shares of GRI Operations’ Common Stock immediately prior to the consummation of the Merger. Pursuant to the Equity SPA, immediately prior to the Closing, GRI Operations issued the Initial Shares to Altium and the Additional Shares into escrow with an escrow agent for net proceeds of $11,704, after deducting offering expenses of $546.
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
On February 1, 2024, the Company entered into the Purchase Agreement, pursuant to which the Company agreed to issue and sell, in the Offering, (i) 330,450 Shares of the Common Stock, (ii) 4,669,550 Pre-Funded Warrants exercisable for an aggregate of 4,669,550 shares of Common Stock, (iii) 5,000,000 Series B-1 Common Warrants exercisable for an aggregate of 5,000,000 shares of Common Stock, and (iv) 5,000,000 Series B-2 Common Warrants exercisable for an aggregate of 5,000,000 shares of Common Stock for net proceeds of $4,389, after deducting offering expenses of $1,110. The securities were offered in combinations of (a) one Share or one Pre-Funded Warrant, together with (b) one Series B-1 Common Warrant and one Series B-2 Common Warrant, for a combined purchase price of $1.10 (less $0.0001 for each Pre-Funded Warrant).
Subject to certain ownership limitations, the Warrants were exercisable upon issuance. Each Pre-Funded Warrant is exercisable for one Share of Common Stock at a price per share of $0.0001 and does not expire. Each Series B-1 Common Warrant is exercisable into one Share of Common Stock at a price per share of $1.10 for a five-year period after February 6, 2024, the date of issuance. Each Series B-2 Common Warrant is exercisable into one share of Common Stock at a price per share of $1.10 for an 18-month period after February 6, 2024, the date of issuance. The Warrants were classified as equity and the allocated fair value of $4,279 is included in additional paid in capital.
The Company determined that the amount paid for the Pre-Funded Warrants approximates their fair value. The Black-Scholes option-pricing model was used to estimate the fair value of the Series B-1 Common and Series B-2 Common Warrants with the following weighted-average assumptions:

Volatility	156.3%
Expected term in years	1.63
Dividend rate	0.0%
Risk-free interest rate	4.65%

In connection with the issuance of the securities pursuant to the Purchase Agreement, the exercise price of the Series A-1 Warrants issued in connection with the Merger was reduced to par, or $0.0001, per share pursuant to the terms of the Series A-1 Warrants.
As of March 31, 2024, the Company had the following warrants outstanding to purchase Common Stock.

Number of Shares	Exercise Price per Share	Expiration Date
2,449,000	$0.0001	Do not expire
5,000,000	$1.10	August 2025
116,353	$85.96	December 2025
542	$2,100.00	February 2026
3,524	$197.05	May 2027
167	$0.01	July 2027
343	$429.73	April 2028
181,316	$0.0001	December 2028
5,000,000	$1.10	February 2029

10. STOCK-BASED COMPENSATION
2015 Equity Incentive Plan
GRI Operations adopted the GRI Operations Plan, that provided GRI Operations with the ability to grant stock options, restricted stock awards and other equity-based awards to employees, directors, and consultants. Upon completion of the Merger, the Company assumed the GRI Operations Plan and 12,781 outstanding and unexercised options issued thereunder, and ceased granting awards under the GRI Operations Plan. As of March 31, 2024, no options remain outstanding under the GRI Operations Plan.
Amended and Restated 2018 Equity Incentive Plan
On April 21, 2023, the stockholders of the Company approved the Amended and Restated GRI Bio, Inc. 2018 Equity Incentive Plan, formerly the Vallon Pharmaceuticals, Inc. 2018 Equity Incentive Plan (the A&R 2018 Plan). The A&R 2018 Plan had previously been approved by the Company’s board of directors, subject to stockholder approval. The A&R 2018 Plan became effective on April 21, 2023, with the stockholders approving the amendment to the A&R 2018 Plan to, among other things, (i) to increase the aggregate number of shares by 24,129 shares to 30,952 shares of the Company’s Common Stock for issuance as awards under the A&R 2018 Plan, (ii) to extend the term of the A&R 2018 Plan through January 1, 2033, (iii) to prohibit any action that would be treated as a “repricing” of an award without further approval by the stockholders of Company, and (iv) to revise the limits on awards to non-employee directors.
The A&R 2018 Plan provides the Company with the ability to grant stock options, restricted stock and other equity-based awards to employees, directors and consultants. Stock options granted by the Company under the A&R 2018 Plan generally have a contractual life of up to 10 years. As of March 31, 2024, awards granted under the A&R 2018 Plan representing the right to purchase or contingent right to receive up to an aggregate of 32,642 shares of the Company's Common Stock were outstanding and 56,781 shares of the Company’s Common Stock were reserved for issuance under the A&R 2018 Plan. The number of shares reserved for issuance under the A&R 2018 Plan may be increased pursuant to the A&R 2018 Plan’s “evergreen” provision on the first day of each calendar year beginning January 1, 2024 and ending on and including January 1, 2033, by a number of shares not to exceed 4% of the aggregate number of shares of the Company’s Common Stock outstanding on the final day of the immediately preceding calendar year.
The Company recorded stock-based compensation related to equity-based awards issued under the GRI Operations Plan and the A&R 2018 Plan in the following expense categories of its accompanying consolidated statements of operations for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
	2024	2023
Research and development	$—	$—
General and administrative	37	13
Total	$37	$13
The Company measures equity-based awards granted to employees and non-employees based on their fair value on the date of the grant and recognizes compensation expense for those awards over the requisite service period or performance-based period, which is generally the vesting period of the respective award. The measurement date for service-based equity awards is the date of grant, and equity-based compensation costs are recognized as expense over the requisite service period.The Company records expense for performance-based awards if the Company concludes that it is probable that the performance condition will be achieved.
The table below represents the activity of stock options granted to employees and non-employees for the three months ended March 31, 2024:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding at December 31, 2023	32,642	$37.41	9.55
Granted	—
Exercised	—
Forfeited/cancelled	—
Outstanding at March 31, 2024	32,642	$37.41	9.30
Exercisable at March 31, 2024	5,958	$133.34	8.78
Vested and expected to vest at March 31, 2024	32,642	$37.41	9.30
As of March 31, 2024, all of the outstanding and exercisable stock options were out of the money and therefore had no intrinsic value. At March 31, 2024, the unrecognized compensation cost related to unvested stock options expected to vest was $350. This unrecognized compensation is expected to be recognized over a weighted-average amortization period of 2.72 years.
No equity-based awards were granted during the three months ended March 31, 2024 and 2023.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Company’s financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q, the audited financial statements and notes thereto, as well as management’s discussion and analysis of financial condition and results of operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (the SEC) on March 28, 2024 (the Annual Report). Some of the information contained in this discussion and analysis, including information with respect to the Company’s plans and strategy for its business and related financing, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 12E of the Securities Exchange Act of 1934, as amended (the Exchange Act), that involve risks and uncertainties. As a result of many factors, including those factors set out under the section entitled “Risk Factors” included in the Annual Report, the Company’s actual results could differ materially from the results described in or implied by these forward-looking statements.
Except as otherwise indicated, references herein to “GRI Bio,” or the “Company,” refer to GRI Bio, Inc. after the completion of the Merger (as defined below), and references to “GRI Operations” refer to the business of GRI Bio, Inc. prior to the completion of the Merger. References to “Vallon” refer to Vallon Pharmaceuticals, Inc. prior to the completion of the Merger.
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
Our lead product candidate, GRI-0621, is an oral inhibitor of type 1 Natural Killer T (iNKT) cells. GRI-0621 is also an oral formulation of tazarotene, a synthetic retinoid acid receptor (RAR)-beta and gamma selective agonist, that is approved in the United States for topical treatment of psoriasis and acne. As of March 31, 2024, it has been evaluated in over 1,700 patients as an oral product for up to 52-weeks. We are developing GRI-0621 for the treatment of severe fibrotic lung diseases such as idiopathic pulmonary fibrosis (IPF), a life-threatening progressive fibrotic disease of the lung that affects approximately 140,000 people in the United States, with up to 40,000 new cases per year in the United States. Some estimate that IPF affects 3 million globally. While there are currently two approved therapies for the treatment of lung fibrosis, neither has been associated with improvements in overall survival, and both therapies have been associated with significant side effects leading to poor therapeutic adherence. In preliminary data from our trials to date with GRI-0621, and earlier trials with oral tazarotene, we have observed GRI-0621 to be well-tolerated and to inhibit iNKT cell activity in subjects. We and others have shown that activated iNKT are upregulated in IPF, primary sclerosing cholangitis (PSC), non-alcoholic steatohepatitis (NASH), alcoholic liver disease (ALD), Systemic Lupus Erythematosus Disease (SLE), multiple sclerosis (MS), ulcerative colitis (UC) patients as well as other indications. In these patients activated iNKT cells are correlated with more severe disease. The U.S. Food and Drug Administration (FDA) has cleared our Investigative New Drug (IND) application for GRI-0621 for the treatment of IPF and we plan to evaluate GRI-0621 in a randomized, double-blind, multi-center Phase 2a biomarker study, for which we commenced enrollment in December 2023. We expect interim data from this trial to be available in the third quarter of 2024 and topline results to be available in the fourth quarter of 2024.
Our product candidate portfolio also includes GRI-0803 and a proprietary library of 500+ compounds. GRI-0803, the lead molecule selected from the library, is a novel oral agonist of type 2 Natural Killer T cells. We are developing GRI-0803 for the treatment of autoimmune disorders, with much of our preclinical work in SLE or lupus and MS. In lupus, the immune system mistakenly attacks its own healthy tissues, especially joints and skin, but can affect almost every organ and tissue of the body. The condition can be fatal, and often causes debilitating bouts of fatigue and pain that prevent nearly half of adult patients from working. Lupus affects between 160,000 - 200,000 patients in the United States, with around 80,000 – 100,000 patients in the United States suffering from kidney nephritis, one of the most serious manifestations of SLE, typically within five years of diagnosis. There is no cure for lupus, but medical interventions and lifestyle changes can help control it. SLE treatment consists primarily of immunosuppressive drugs that inhibit the activity of the immune system. Only two drugs have been approved for lupus in the past 50 years, and new treatment options are sorely needed. Subject to IND clearance, we intend to evaluate GRI-0803 in a Phase 1a and 1b trial initially targeting SLE. We expect to file an IND with respect to this Phase 1a and 1b trial in the second half of 2024. We will continue to evaluate indications to select the best fit for further development of the program, but our initial focus is on lupus.

Recent Developments
Securities Purchase Agreement
On February 1, 2024, we entered into a securities purchase agreement (the Purchase Agreement), pursuant to which we agreed to issue and sell, in a public offering, (i) 330,450 shares (the Shares) of the Company’s common stock, par value $0.0001 per share (Common Stock), (ii) 4,669,550 pre-funded warrants (the Pre-Funded Warrants) exercisable for an aggregate of 4,669,550 shares of Common Stock, (iii) 5,000,000 Series B-1 common warrants (the Series B-1 Common Warrants) exercisable for an aggregate of 5,000,000 shares of Common Stock, and (iv) 5,000,000 Series B-2 common warrants (the Series B-2 Common Warrants, together with the Series B-1 Common Warrants, the Common Warrants) exercisable for an aggregate of 5,000,000 shares of Common Stock for net proceeds of $4.4 million, after deducting offering costs of $1.1 million. The Common Warrants together with the Pre-Funded Warrants are referred to in this Quarterly Report on Form 10-Q as the “Warrants.”The securities were offered in combinations of (a) one Share or one Pre-Funded Warrant, together with (b) one Series B-1 Common Warrant and one Series B-2 Common Warrant, for a combined purchase price of $1.10 (less $0.0001 for each Pre-Funded Warrant).
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
January 2024 Reverse Stock Split
On January 19, 2024, our stockholders approved a reverse stock split of our Common Stock. Our Board approved the reverse stock split at a ratio of one-for-seven (the January 2024 Reverse Stock Split). Following the Board’s approval, we filed an amendment to our amended and restated certificate of incorporation (Charter) with the Secretary of State of the State of Delaware to effect the January 2024 Reverse Stock Split as of 4:01 p.m. Eastern Time on January 29, 2024. Shares of our Common Stock began trading on a post-split basis on January 30, 2024. As a result of the January 2024 Reverse Stock Split, every seven shares of our Common Stock, either issued or outstanding, immediately prior to the filing and effectiveness of our amendment to our Charter filed with the Secretary of State of the State of Delaware, was automatically combined and converted (without any further act) into one share of fully paid and nonassessable share of Common Stock. No fractional shares were issued in connection with the January 2024 Reverse Stock Split. Stockholders who otherwise would have received fractional shares of Common Stock received cash in lieu thereof at a price equal to the fraction to which the stockholder would have otherwise been entitled. The January 2024 Reverse Stock Split had the effect of reducing the aggregate number of outstanding shares of Common Stock from 4,520,233 shares on a pre-reverse split basis to a total of 645,738 shares outstanding on a post-reverse split basis.
Unless otherwise noted, all financial information, share numbers, option numbers, warrant numbers, other derivative security numbers and exercise prices appearing in this Quarterly Report on Form 10-Q have been adjusted to give effect to the January 2024 Reverse Stock Split.
Nasdaq Compliance - Equity Deficiency
On November 22, 2023, we received a letter (the Notice) from the Listing Qualifications Department (the Staff) of The Nasdaq Stock Market LLC (Nasdaq) notifying us that we were not in compliance with the minimum stockholders’ equity requirement for continued listing on The Nasdaq Capital Market based on the information provided in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023. Nasdaq Listing Rule 5550(b)(1) requires that companies listed on The Nasdaq Capital Market with a market value of listed securities of less than $35.0 million and annual net income of less than $0.5 million maintain stockholders’ equity of at least $2.5 million (the Stockholders’ Equity Requirement). In accordance with Nasdaq rules, we were provided until January 8, 2024, to submit a plan to regain compliance with the Stockholders’ Equity Requirement (the Compliance Plan). On January 22, 2024, the Staff granted us an extension until May 20, 2024 to regain compliance with the Stockholders’ Equity Requirement. Per the Staff’s January 22, 2024 letter, we must complete an equity offering to raise gross proceeds of at least $6.0 million and furnish to the Staff and Nasdaq evidence of compliance with the Stockholders’ Equity Requirement by filing a publicly available report prior to May 24, 2024. While we completed an equity offering with gross proceeds of $5.5 million and have met the minimum Stockholders’ Equity

Requirement as of the quarter ended March 31, 2024, the proceeds will likely be insufficient for us to maintain compliance with the Stockholders’ Equity Requirement such that we will need to raise substantial additional funds in the near term. If we fail to evidence compliance with the Stockholders’ Equity Requirement in our Quarterly Report on Form 10-Q for the quarter ending June 30, 2024 or as otherwise required by Nasdaq, we may be delisted.
Nasdaq Compliance - Bid Price Deficiency
The rules of The Nasdaq Capital Market also require that we maintain a closing price for shares of our Common Stock of at least $1.00 per share (the Minimum Bid Price Rule). On January 5, 2024, we received a letter (the Letter) from the Staff of Nasdaq indicating that we no longer meet the Minimum Bid Price Rule set forth in Nasdaq Listing Rule 5550(a)(2) because the closing bid price for our Common Stock was less than $1.00 for the previous 30 consecutive business days. The Letter is in addition to the Notice described above. The Letter has no immediate effect on our continued listing on The Nasdaq Capital Market. Under Nasdaq Listing Rule 5810(c)(3)(A), we have a 180-calendar day period, or until July 3, 2024 (the Compliance Date), to regain compliance with the Minimum Bid Price Rule. The Minimum Bid Price Rule will be met if our Common Stock has a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days during the 180-calendar day period, unless Nasdaq exercises its discretion to extend such 10‑day period. If we do not regain compliance by the Compliance Date, we may be eligible for an additional 180-calendar day period, subject to satisfying the conditions in the applicable Nasdaq Listing Rules. If, before the Compliance Date, our Common Stock has a closing bid price of $0.10 per share or less for ten consecutive trading days, the Staff will issue a Staff Delisting Determination under Nasdaq Listing Rule 5810 with respect to our Common Stock. On January 29, 2024, we filed an amendment to our Charter to implement the January 2024 Reverse Stock Split to attempt to regain compliance with the Minimum Bid Price Rule, but were not able to regain compliance following the January 2024 Reverse Stock Split. There can be no assurance that the stock price of our Common Stock will remain above the minimum $1.00 bid price required for any post-split Nasdaq monitoring period or otherwise.
Merger with Vallon Pharmaceuticals, Inc.
On April 21, 2023, the Company (formerly Vallon Pharmaceuticals, Inc.) consummated a merger with GRI Bio Operations, Inc. (formerly GRI Bio, Inc.) (GRI Operations) pursuant to an Agreement and Plan of Merger, as amended (the Merger Agreement), by and among the Company, GRI Operations and Vallon Merger Sub, Inc. (Merger Sub), a Delaware corporation and wholly-owned subsidiary of the Company. The Merger Agreement provided for the merger of Merger Sub with and into GRI Operations, with GRI Operations continuing as a wholly-owned subsidiary of the Company and the surviving corporation of the merger (the Merger). In connection with the closing of the Merger (the Closing), the Company amended its certificate of incorporation and bylaws to change its name from “Vallon Pharmaceuticals, Inc.” to “GRI Bio, Inc.”
In connection with signing the Merger Agreement, GRI Operations entered into a Securities Purchase Agreement, dated as of December 13, 2022 (the Bridge SPA), with Altium Growth Fund, LP (Altium), pursuant to which GRI Operations issued senior secured promissory notes (the Bridge Notes) in the aggregate principal amount of $3.3 million, in exchange for an aggregate purchase price of $2.5 million. The Bridge Notes were issued in two closings: (i) the first closing for $1.67 million in aggregate principal amount (in exchange for an aggregate purchase price of $1.25 million) closed on December 14, 2022; and (ii) the second closing for $1.67 million in aggregate principal amount (in exchange for an aggregate purchase price of $1.25 million) closed on March 9, 2023.

In addition, upon the funding of each tranche, Altium received warrants to purchase an aggregate of 178,927 shares of GRI Operations’ common stock (the Bridge Warrants).
In addition to the Bridge SPA, and also in connection with signing the Merger Agreement, the Company, GRI Operations and Altium entered into a Securities Purchase Agreement on December 13, 2022 (the Equity SPA) pursuant to which the Investor agreed to invest $12.25 million in cash and cancel any outstanding principal and accrued interest on the Bridge Notes in return for the issuance of shares of GRI Operations’ common stock (GRI Operations Common Stock) immediately prior to the consummation of the Merger. Pursuant to the Equity SPA, immediately prior to the Closing, GRI Operations issued 969,602 shares of GRI Operations Common Stock (the Initial Shares) to Altium and 3,878,411 shares of GRI Operations Common Stock (the Additional Shares) into escrow with an escrow agent. At the closing, pursuant to the Merger, the Initial Shares converted into an aggregate of 36,263 shares of the Company’s Common Stock and the Additional Shares converted into an aggregate of 145,052 shares of the Company’s Common Stock. On May 8, 2023, in accordance with the terms of the Equity SPA, the Company and Altium authorized the escrow agent to, subject to beneficial ownership limitations, disburse to Altium all of the shares of the Company’s Common Stock issued in exchange for the Additional Shares.
Pursuant to the Equity SPA, on May 8, 2023, the Company issued to Altium (i) Series A-1 Warrants to purchase 181,316 shares of the Company’s Common Stock with an initial exercise price of $94.57 per share, (ii) Series A-2 Warrants to purchase 163,185 shares of the Company’s Common Stock with an initial exercise price of $103.18 per share, and (iii) Series T Warrants to purchase at an exercise price of $12.28 per share (x) 814,467 shares of the Company’s Common Stock and (y) upon exercise of the Series T Warrants, an additional amount of Series A-1 Warrants and Series A-2 Warrants, each to purchase 116,353 shares of the Company’s Common Stock (collectively, the Equity Warrants).
Upon the completion of the Merger, the outstanding principal and accrued interest on the Bridge Notes was cancelled and the Bridge Warrants were exchanged for warrants (the Exchange Warrants) to purchase an aggregate of 60,227 shares of the Company’s Common Stock.
As of March 31, 2024, all of the A-2 Warrants and the Exchange Warrants had been exercised and all of the A-1 Warrants and the T Warrants were outstanding.
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
Our research and development expenses have consisted primarily of costs related to our development program for our lead product candidate GRI-0621. These expenses include:
•employee-related expenses, such as salaries, bonuses and benefits, consultant-related expenses such as consultant fees and bonuses, stock-based compensation, overhead-related expenses and travel-related expenses for our research and development personnel; and
•expenses incurred under agreements with contract research organizations (CROs), contract manufacturing organizations (CMOs) and research laboratories in connection with our preclinical development, process development, manufacturing and clinical development activities as well as consultants that support the implementation of our clinical and non-clinical studies.
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
Warrant Liability
In May 2022, Vallon issued warrants (the May 2022 Warrants) in connection with a securities purchase agreement. Vallon evaluated the May 2022 Warrants in accordance with ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity (ASC 815-40), and concluded that a provision in the May 2022 Warrants related to the reduction of the exercise price in certain circumstances precludes the May 2022 Warrants from being accounted for as components of equity. As a result, the May 2022 Warrants were measured the fair value upon issuance using a Black-Scholes valuation model and are recorded as a liability on the balance sheet. The fair value of the May 2022 Warrants is measured at each reporting date and changes in fair value are recognized in the consolidated statements of operations in the period of change.
Interest Income (Expense)
Interest expense consists of amortization of debt discounts, debt issuance costs and interest expense related to the Bridge Notes. Interest income consists of interest earned on our cash and cash equivalents held with institutional banks.
Results of Operations
Comparison of the Three Months Ended March 31, 2024 and 2023
The following table summarizes the results of our operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development	$933	$116
General and administrative	962	872
Total operating expenses	1,895	988
Loss from operations	(1,895)	(988)
Change in fair value of warrant liability	2	—
Interest income (expense)	6	(1,162)
Net loss	$(1,887)	$(2,150)
Research and Development Expenses
Research and development expenses were $0.9 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively. The $0.8 million increase in research and development expenses was primarily due to increases of $0.5 million in expenses related to the development program of GRI-0621, $0.1 million in consulting fees and $0.2 million in personnel expenses.
General and Administrative Expenses
General and administrative expenses were $1.0 million and $0.9 million for the three months ended March 31, 2024 and 2023, respectively. The $0.1 million increase was primarily related to increased personnel expenses of $0.3 million as a result of increased headcount, increases in administrative and insurance expenses of $0.2 million, offset by a $0.4 million decrease in consulting and professional fees, including legal, accounting and investor relations fees.
Change in Fair Value of Warrant Liability
The change in fair value of $2,000 represents a decrease in the fair value of the May 2022 Warrants outstanding during the three months ended March 31, 2024.
Interest Income (Expense)
Interest income was $6,000 for the three months ended March 31, 2024. Interest expense was $1.2 million for the three months ended March 31, 2023 and related to the outstanding Bridge Notes.
Liquidity and Capital Resources
Since inception, we have incurred losses and expect to continue to incur losses for the foreseeable future. We incurred net losses of $1.9 million and $2.2 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $33.4 million.
We have financed our working capital requirements to date through the issuance of Common Stock, warrants, convertible notes and promissory notes. As of March 31, 2024, we had $4.1 million in cash.
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$(2,202)	$(579)
Financing activities	4,485	1,030
Net increase in cash and cash equivalents	$2,283	$451
Cash Flows from Operating Activities
For the three months ended March 31, 2024 and 2023, $2.2 million and $0.6 million were used in operating activities, respectively. The $1.6 million increase was primarily due to a $1.3 million increase in cash used for accounts payable and accrued expenses and a $1.1 million decrease in non-cash adjustments primarily related to the amortization of debt discounts and debt issuance costs, offset by a $0.3 million decrease in net loss and a $0.5 million increase in prepaid and other assets.
Cash Flows from Financing Activities
Net cash provided by financing activities was $4.5 million for the three months ended March 31, 2024 as a result of $5.5 million of proceeds from the Purchase Agreement, offset by $1.0 million of stock issuance costs. Net cash provided by financing activities was $1.0 million for the three months ended March 31, 2023 and was primarily related to $1.3 million proceeds from the funding of the second tranche of the Bridge Notes, offset by the payment of $0.2 million of debt and stock issuance costs.

Securities Purchase Agreement
On February 1, 2024, we entered into the Purchase Agreement, pursuant to which we agreed to issue and sell, in a public offering (i) 330,450 Shares of Common Stock, (ii) 4,669,550 Pre-Funded Warrants exercisable for an aggregate of 4,669,550 shares of Common Stock, (iii) 5,000,000 Series B-1 Common Warrants exercisable for an aggregate of 5,000,000 shares of Common Stock, and (iv) 5,000,000 Series B-2 Common Warrants exercisable for an aggregate of 5,000,000 shares of Common Stock for net proceeds of $4.4 million after deducting offering costs of $1.1 million. The securities were offered in combinations of (a) one Share or one Pre-Funded Warrant, together with (b) one Series B-1 Common Warrant and one Series B-2 Common Warrant, for a combined purchase price of $1.10 (less $0.0001 for each Pre-Funded Warrant).
Subject to certain ownership limitations, the Warrants are exercisable upon issuance. Each Pre-Funded Warrant is exercisable for one share of Common Stock at a price per share of $0.0001 and does not expire. Each Series B-1 Common Warrant is exercisable into one share of Common Stock at a price per share of $1.10 for a five-year period after February 6, 2024, the date of issuance. Each Series B-2 Common Warrant is exercisable into one share of Common Stock at a price per share of $1.10 for an 18-month period after February 6,2024, the date of issuance. In connection with the issuance of the securities pursuant to the Purchase Agreement, the exercise price of the Series A-1 Warrants issued in connection with the Merger was reduced to par, or $0.0001, per share pursuant to the terms of the Series A-1 Warrants.
Merger with Vallon Pharmaceuticals, Inc.
In connection with signing the Merger Agreement, the Company, GRI Operations and Altium entered the Equity SPA pursuant to which Altium agreed to invest $12,250 in cash and cancel any outstanding principal and accrued interest on the Bridge Notes in return for the issuance of shares of GRI Operations’ Common Stock immediately prior to the consummation of the Merger. Pursuant to the Equity SPA, immediately prior to the Closing, GRI Operations issued the Initial Shares to Altium and placed the Additional Shares into escrow with an escrow agent for net proceeds of $11,704, after deducting offering expenses of $546.
At Closing, pursuant to the Merger, the Initial Shares converted into an aggregate of 36,263 shares of our Common Stock and the Additional Shares converted into an aggregate of 145,052 shares of our Common Stock. On May 8, 2023, in accordance with the terms of the Equity SPA, we, along with Altium, authorized the escrow agent to, subject to beneficial ownership limitations, disburse to Altium all of the shares of our Common Stock issued in exchange for the Additional Shares.
Future Funding Requirements
Our net losses were $1.9 million and $2.2 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had $4.1 million in cash and an accumulated deficit of $33.4 million. We expect to devote substantial financial resources to our planned activities, particularly as we prepare for, initiate, and conduct our planned clinical trials of GRI-0621 and GRI-0803, advance our discovery programs and continue our product development efforts. In addition, we expect to incur additional costs associated with operating as a public company.
Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into the third quarter of 2024.
Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. The Series T Warrants issued in connection with the Merger are not presently subject to forced exercise by the Company as the equity conditions for their forced exercise, which include, among other things, a requirement that shares of our Common Stock have a value weighted average price of at least $64.47 per share for the periods specified in the Series T Warrants, are not met. We intend to raise capital through additional issuances of equity securities and/or short-term or long-term debt arrangements, but there can be no assurances any such financing will be available when needed, even if our research and development efforts are successful. If we are unable to secure adequate additional funding, we will need to reevaluate our operating plans and may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, delay, scale back or eliminate some or all of our development programs, or relinquish rights to our technology on less favorable terms than we would otherwise choose or cease operations entirely. These actions could materially impact our business, results of operations and future prospects and the value of shares of our Common Stock. In addition, attempting to secure additional financing may divert the time and attention of management from day-to-day activities and distract from our discovery and product development efforts. As a result, there is substantial doubt about our ability to continue as a going concern. We expect to continue to incur significant and increasing operating losses at least for the foreseeable future. We do not expect to generate product revenue unless and until we successfully complete development, obtain regulatory approval for and successfully commercialize our current, or any future, product candidates.
Off-Balance Sheet Arrangements
We are not party to any off-balance sheet transactions. We have no guarantees or obligations other than those which arise out of normal business operations.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of its financial condition and results of operations is based on its unaudited interim consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (GAAP). The preparation of these unaudited interim condensed consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in the unaudited interim consolidated financial statements and accompanying notes. Management evaluates these estimates and judgments on an ongoing basis. Management bases its estimates on historical experience and on various other factors that it believes are reasonable under the circumstances. Actual results could differ from those estimates.
Our significant accounting policies are described in more detail in Note 3, “Summary of Significant Accounting Policies”, in the Company’s Annual Report.
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
We have taken advantage of reduced reporting requirements in this report and may continue to do so until such time that we are no longer an emerging growth company. We will remain an “emerging growth company” until the earliest of (a) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more, (b) December 31, 2026, the last day of the fiscal year following the fifth anniversary of the completion of Vallon’s initial public offering, (c) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years or (d) the date on which we are deemed to be a large accelerated filer under the rules of the SEC. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period for complying with new or revised accounting standards.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not applicable to a smaller reporting company.
Item 4. Controls and Procedures.
Management’s Evaluation of our Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e)) of the Exchange Act as of March 31, 2024. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures, as defined above, are effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
We are not currently a party to any material legal proceedings, and we are not aware of any pending or threatened legal proceeding against us that we believe could have an adverse effect on our business, operating results or financial condition.
Item 1A. Risk Factors.
There have been no material changes from the risk factors previously disclosed in the Annual Report.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
Unregistered Sales of Equity Securities and Use of Proceeds
None.
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
Rule 10b5-1 trading arrangements
During the three months ended March 31, 2024, none of our directors or officers adopted or terminated “Rule 10b5-1 trading arrangement” or “non Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description	Filed Herewith	Form	Incorporated by Reference File No.	Date Filed

3.1	Amended and Restated Certificate of Incorporation of GRI Bio, Inc., as amended.		10-K	001-40034	3/28/2024

3.2	Amended and Restated Bylaws.		8-K/A	001-40034	5/26/2023

4.1	Form of Pre-Funded Warrant.		8-K	001-40034	2/2/2024

4.2	Form of Series B-1 Common Warrant.		8-K	001-40034	2/2/2024

4.3	Form of Series B-2 Common Warrant.		8-K	001-40034	2/2/2024

10.1△	Form of Securities Purchase Agreement, dated as of February 1, 2024, between GRI Bio, Inc. and each purchaser named in the signature pages thereto.		8-K	001-40034	2/2/2024

10.2	Placement Agency Agreement, date as of February 1, 2024, by and between GRI Bio, Inc. and A.G.P./Alliance Global Partners.		8-K	001-40034	2/2/2024

10.3	Form of Lock-Up Agreement.		8-K	001-40034	2/2/2024

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	iXBRL Instance Document

101.SCH	iXBRL Taxonomy Extension Schema Document

101.CAL	iXBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	iXBRL Taxonomy Extension Definition Linkbase Document

101.LAB	iXBRL Taxonomy Extension Label Linkbase Document

101.PRE	iXBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________________________

#	Indicates a management contract or any compensatory plan, contract or arrangement.

*	This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, except to the extent specifically incorporated by reference into such filing.

△	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company undertakes to furnish supplemental copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRI BIO, INC.

Date: May 10, 2024	By:	/s/ Leanne M. Kelly
Name: Leanne M. Kelly
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)