Form 10-Q
period 2024-06-30
GRI BIO, Inc.
filed 2024-08-14
CIK 1824293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
June 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of August 6, 2024, 2,927,707 shares of the Registrant’s common stock were outstanding.

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
GRI Bio, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$6,353	$1,808
Prepaid expenses and other current assets	531	1,126
Total current assets	6,884	2,934
Property and equipment, net	6	8
Operating lease right-of-use assets	141	14
Total assets	$7,031	$2,956

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,236	$1,410
Accrued expenses	935	1,270
Warrant liability	—	3
Operating lease liabilities, current	45	14
Total current liabilities	2,216	2,697
Operating lease liabilities, non-current	96	—
Total liabilities	2,312	2,697

Commitments and contingencies (Note 11)

Stockholders' equity (deficit):
Common stock, 0.0001 par value; 250,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 801,914 and 49,663 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in-capital	40,389	31,792
Accumulated deficit	(35,670)	(31,533)
Total stockholders’ equity	4,719	259
Total liabilities and stockholders' equity	$7,031	$2,956
See accompanying notes to unaudited interim consolidated financial statements.

GRI Bio, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Operating expenses:
Research and development	$877	$880	$1,811	$997
General and administrative	1,380	5,054	2,342	5,926
Total operating expenses	2,257	5,934	4,153	6,923
Loss from operations	(2,257)	(5,934)	(4,153)	(6,923)
Change in fair value of warrant liability	1	122	3	122
Interest expense, net	6	(934)	13	(2,095)
Net loss	$(2,250)	$(6,746)	$(4,137)	$(8,896)
Net loss per share of common stock, basic and diluted	$(4.92)	$(239.37)	$(8.82)	$(433.14)
Weighted-average common shares outstanding, basic and diluted	457,742	28,181	469,100	20,536
See accompanying notes to unaudited interim consolidated financial statements.

GRI Bio, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(in thousands, except shares)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
	Shares	Amount
Balance, December 31, 2022	10,987	$—	$16,871	$(18,496)	$(1,625)
Stock-based compensation	—	—	13	—	13
Restricted stock vesting	5	—	—	—	—
Warrant issuance	—	—	532	—	532
Net loss	—	—	—	(2,150)	(2,150)
Balance, March 31, 2023	10,992	$—	$17,416	$(20,646)	$(3,230)
Stock-based compensation	—	—	13	—	13
Restricted stock vesting	1,802	—	—	—	—
Warrant exercise	480	—	12	—	12
Issuance of common stock in pre-closing financing	13,350	—	11,721	—	11,721
Issuance of common stock for settlement of bridge note	596	—	3,333	—	3,333
Issuance of common stock for reverse recapitalization expenses	335	—	1,875	—	1,875
Issuance of common stock to Vallon stockholders in reverse recapitalization	4,930	—	(2,940)	—	(2,940)
Net loss	—	—	—	(6,746)	(6,746)
Balance, June 30, 2023	32,485	$—	$31,430	$(27,392)	$4,038

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2023	49,663	$—	$31,792	$(31,533)	$259
Stock-based compensation	—	—	37	—	37
Fractional share adjustment	(19)	—	—	—	—
Issuance of common stock and prefunded warrants in financing	25,419	—	4,389	—	4,389
Prefunded warrant exercise	170,812	—	—	—	—
Net loss	—	—	—	(1,887)	(1,887)
Balance, March 31, 2024	245,875	$—	$36,218	$(33,420)	$2,798
Stock-based compensation	—	—	37	—	37
Fractional share adjustment	(187)	—	—	—	—
Issuance of common stock and prefunded warrants in financing	353,892	—	4,134	—	4,134
Prefunded warrant exercise	202,334	—	—	—	—
Net loss	—	—	—	(2,250)	(2,250)
Balance, June 30, 2024	801,914	$—	$40,389	$(35,670)	$4,719
See accompanying notes to unaudited interim consolidated financial statements.

GRI Bio, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Operating activities:
Net loss	$(4,137)	$(8,896)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	2	2
Amortization of debt discounts and issuance costs	—	2,104
Stock-based compensation expense	74	26
Change in fair value of warrant liability	(3)	63
Change in operating right of use assets	(127)	26
Change in operating assets and liabilities:
Prepaid expenses and other current assets	370	(750)
Accounts payable	(400)	4,179
Accrued expenses	(250)	1,157
Operating lease liabilities	127	(30)
Cash used in operating activities	(4,344)	(2,119)

Investing activities:
Purchase of property and equipment	—	(8)
Cash used in investing activities	—	(8)

Financing activities:
Advances from employees	—	190
Repayment of advances from employees	—	(195)
Proceeds from issuance of common stock in financing	9,499	12,250
Proceeds from issuance of common stock under ATM	961	—
Proceeds from issuance of bridge promissory note	—	1,250
Proceeds from warrant exercise	—	12
Net liabilities assumed in connection with reverse recapitalization	—	(2,939)
Payment of reverse recapitalization costs	—	(2,984)
Payment of deferred stock issuance costs	(1,571)	(517)
Payment of debt issuance costs	—	(150)
Cash provided by financing activities	8,889	6,917

Net increase in cash and cash equivalents	4,545	4,790
Cash and cash equivalents at beginning of period	1,808	9
Cash and cash equivalents at end of period	$6,353	$4,799

Supplemental disclosure of non-cash financing activities:
Issuance of stock for repayment of bridge promissory note	$—	$3,333
Recognition of debt discount and additional paid-in-capital for issuance of warrants in connection with the issuance of promissory notes	$—	$532
Issuance of stock for payment of reverse recapitalization costs	$—	$1,875
Issuance of warrants for payment of stock issuance costs	$—	$18
Stock issuance costs in accounts payable and accrued expenses	$367	$—
Merger costs included in accounts payable	$—	$72
See accompanying notes to unaudited interim consolidated financial statements.

GRI Bio, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)
1.    ORGANIZATION AND DESCRIPTION OF BUSINESS
GRI Bio, Inc. (GRI or the Company), based in La Jolla, CA, was incorporated in Delaware in May 2009, which is the date of inception.
GRI is a clinical-stage biopharmaceutical company focused on discovering, developing, and commercializing innovative therapies that target serious diseases associated with dysregulated immune responses leading to inflammatory, fibrotic and autoimmune disorders. The Company’s goal is to be an industry leader in developing therapies to treat these diseases and to improve the lives of patients suffering from such diseases. The Company’s lead product candidate, GRI-0621, is an oral inhibitor of type 1 Natural Killer T cells and is being developed for the treatment of severe fibrotic lung diseases such as idiopathic pulmonary fibrosis (IPF). The Company’s product candidate portfolio also includes GRI-0803 and a proprietary library of 500+ compounds. GRI-0803, the lead molecule selected from the library, is a novel oral agonist of type 2 Natural Killer T cells and is being developed for the treatment of autoimmune disorders, with much of its preclinical work in Systemic Lupus Erythematosus Disease (SLE) or lupus and multiple sclerosis (MS).
Reverse Merger with Vallon Pharmaceuticals, Inc.
On April 21, 2023, pursuant to an Agreement and Plan of Merger, dated as of December 13, 2022, as amended on February 17, 2023 (the Merger Agreement), by and among the Company, GRI Bio Operations, Inc., formerly known as GRI Bio, Inc. (GRI Operations), and Vallon Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (Merger Sub), Merger Sub was merged with and into GRI Operations (the Merger), with GRI Operations surviving the Merger as a wholly owned subsidiary of the Company (Note 4). In connection with the closing of the Merger (the Closing), the Company amended its certificate of incorporation and amended its bylaws to change its name from “Vallon Pharmaceuticals, Inc.” to “GRI Bio, Inc.”
Recapitalization
In connection with the Merger, and immediately prior to the effective time of the Merger (the Effective Time), the Company effected a reverse stock split of its common stock, par value $0.0001 (Common Stock), at a ratio of one-for-thirty (the April 2023 Reverse Stock Split). On January 29, 2024, the Company effected a reverse stock split of its Common Stock at a ratio of one-for-seven (the January 2024 Reverse Stock Split). On June 17, 2024, the Company effected a reverse stock split of its Common Stock at a ratio of one-for-thirteen (the June 2024 Reverse Stock Split and together with the April 2023 Reverse Stock Split and the January 2024 Reverse Stock Split, the Reverse Stock Splits). Unless otherwise noted, all references to share and per share amounts in these consolidated financial statements reflect the Reverse Stock Splits.
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
2.    LIQUIDITY
These unaudited interim consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any significant revenues from operations since inception and does not expect to do so in the foreseeable future. The Company has incurred operating losses since its inception in 2009 and, as a result, has incurred $35,670 in accumulated deficit through June 30, 2024. The Company has financed its working capital requirements to date through the issuance of equity and debt securities. As of June 30, 2024, the Company had cash of approximately $6,353.

In connection with signing the Merger Agreement, the Company, GRI Operations and Altium Growth Fund, LP (Altium) entered into a Securities Purchase Agreement, dated December 13, 2022 (the Equity SPA), pursuant to which Altium agreed to invest $12,250 in cash and cancel any outstanding principal and accrued interest on the Bridge Notes (as defined below) in return for the issuance of shares of GRI Operations common stock (GRI Operations Common Stock) immediately prior to the consummation of the Merger. Pursuant to the Equity SPA, immediately prior to the Closing, GRI Operations issued 74,584 shares of GRI Operations Common Stock (the Initial Shares) to Altium and 298,339 shares of GRI Operations Common Stock (the Additional Shares) into escrow with an escrow agent for net proceeds of $11,704, after deducting offering expenses of $546.
At the Closing, pursuant to the Merger, the Initial Shares converted into an aggregate of 2,789 shares of the Company’s Common Stock and the Additional Shares converted into an aggregate of 11,157 shares of the Company’s Common Stock. On May 8, 2023, in accordance with the terms of the Equity SPA, the Company and Altium authorized the escrow agent to, subject to beneficial ownership limitations, disburse to Altium all of the shares of the Company’s Common Stock issued in exchange for the Additional Shares.
On February 1, 2024, the Company entered into a securities purchase agreement (the February 2024 Purchase Agreement), pursuant to which the Company agreed to issue and sell, in a public offering, (i) 25,419 shares (the February 2024 Shares) of Common Stock, (ii) 359,196 pre-funded warrants (the February 2024 Pre-Funded Warrants) exercisable for an aggregate of 359,196 shares of Common Stock, (iii) 384,615 Series B-1 common warrants (the Series B-1 Common Warrants) exercisable for an aggregate of 384,615 shares of Common Stock, and (iv) 384,615 Series B-2 common warrants (the Series B-2 Common Warrants, and together with the Series B-1 Common Warrants, the Series B Common Warrants) exercisable for an aggregate of 384,615 shares of Common Stock for net proceeds of $4,389, after deducting offering expenses of $1,110. The Series B Common Warrants together with the February 2024 Pre-Funded Warrants are referred to in this Quarterly Report on Form 10-Q as the “February 2024 Warrants.” The securities were offered in combinations of (a) one February 2024 Share or one February 2024 Pre-Funded Warrant, together with (b) one Series B-1 Common Warrant and one Series B-2 Common Warrant, for a combined purchase price of $14.30 (less $0.0013 for each February 2024 Pre-Funded Warrant).
Subject to certain ownership limitations, the February 2024 Warrants became exercisable upon issuance. Each February 2024 Pre-Funded Warrant was exercisable for one share of Common Stock at a price per share of $0.0013 and expired when exercised in full. Each Series B-1 Common Warrant is exercisable into one share of Common Stock at a price per share of $14.30 for a five-year period after February 6, 2024, the date of issuance. Each Series B-2 Common Warrant is exercisable into one share of Common Stock at a price per share of $14.30 for an 18-month period after February 6, 2024 the date of issuance. As of June 30, 2024, all of the February 2024 Pre-Funded Warrants have been exercised.
In connection with the issuance of the February 2024 Shares and February 2024 Warrants pursuant to the February 2024 Purchase Agreement, the exercise price of the Series A-1 Warrants was reduced to par, or $0.0001, per share pursuant to the terms of the Series A-1 Warrants.
On May 20, 2024, the Company entered into an At The Market Offering Agreement (the Sales Agreement) with H.C. Wainwright & Co., LLC (Wainwright), pursuant to which the Company may sell and issue, subject to the limitations in the Sales Agreement, shares up to $10.0 million of Common Stock from time to time through Wainwright as its sales agent (the ATM Offering). Under the Sales Agreement, Wainwright is entitled to compensation of 3.0% of the gross offering proceeds of all shares of Common Stock sold through it pursuant to the Sales Agreement.
As of June 30, 2024, the Company has sold 293,892 shares of Common Stock in the ATM Offering at a weighted-average price of $3.27 per share, raising $961 of gross proceeds and net proceeds of $923, after deducting commissions to the sales agent and other ATM Offering related expenses. On July 26, 2024, the Company filed a prospectus supplement to its registration statement on Form S-1 (File No. 333-279348) to increase the amount of shares of Common Stock that the Company may offer and sell under the Sales Agreement and applicable registration statement to an aggregate offering price of up to $2,644, which amount does not include the shares of Common Stock having an aggregate gross sales price of approximately $961 that have been sold under the ATM Offering.

On June 26, 2024, the Company entered into a securities purchase agreement (the June 2024 Purchase Agreement), pursuant to which the Company agreed to issue and sell, in a public offering (the June 2024 Offering), (i) 60,000 shares (the June 2024 Shares) of Common Stock, (ii) 2,125,793 pre-funded warrants (the June 2024 Pre-Funded Warrants) exercisable for an aggregate of 2,125,793 shares of Common Stock, (iii) 2,185,793 Series C-1 common warrants (the Series C-1 Common Warrants) exercisable for an aggregate of 2,185,793 shares of Common Stock, and (iv) 2,185,793 Series C-2 common warrants (the Series C-2 Common Warrants, and together with the Series C-1 Common Warrants, the Series C Common Warrants) exercisable for an aggregate of 2,185,793 shares of Common Stock for net proceeds of $3,172, after deducting offering expenses of $1,057. The Series C Common Warrants together with the June 2024 Pre-Funded Warrants are referred to in this Quarterly Report on Form 10-Q as the “June 2024 Warrants.” The securities were offered in combinations of (a) one June 2024 Share or one June 2024 Pre-Funded Warrant, together with (b) one Series C-1 Common Warrant and one Series C-2 Common Warrant, for a combined purchase price of $1.83 (less $0.0001 for each June 2024 Pre-Funded Warrant).
The June 2024 Pre-Funded Warrants are exercisable for one share of Common Stock at a price per share of $0.0001, are exercisable immediately and will expire when exercised in full. Each Series C Common Warrant is exercisable into one share of Common Stock at a price per share of $1.83 and are exercisable beginning on the effective date of stockholder approval of the issuance of the shares upon exercise of the Series C Common Warrants (Warrant Stockholder Approval). The Series C-1 Common Warrants will expire on the five-year anniversary of the Warrant Stockholder Approval. The Series C-2 Common Warrants will expire on the 18-month anniversary of the Warrant Stockholder Approval.
Based on the Company’s current operating plan, the Company believes that its existing cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements into the first quarter of 2025.
The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital to fund its business activities, including its research and development program. The Series T Warrants issued in connection with the Merger are not presently subject to forced exercise by the Company as the equity conditions for their forced exercise, which include (among other things) a requirement that shares of Common Stock have a value weighted average price of at least $838.11 per share for the periods specified in the Series T Warrants, are not met. The Company intends to raise capital through additional issuances of equity securities and/or short-term or long-term debt arrangements, but there can be no assurances any such financing will be available when needed, even if the Company’s research and development efforts are successful. If the Company is not able to obtain additional financing on acceptable terms and in the amounts necessary to fully fund its future operating requirements, it may be forced to reduce or discontinue its operations entirely. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.
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
In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all normal and recurring adjustments considered necessary to present fairly the Company’s financial position as of June 30, 2024, and the consolidated results of operations and consolidated stockholders’ deficit for the three and six months ended June 30, 2024 and 2023 and consolidated cash flows for the three and six months ended June 30, 2024 and 2023. Consolidated results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2024. The unaudited interim consolidated financial statements, presented herein, do not contain the required disclosures under GAAP for annual consolidated financial statements. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes as of and for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2024.

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
Fair Value Measurements
Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase consistency and comparability in fair value measurements and related disclosures, ASC 820, Fair Value Measurement (ASC 820), establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The three levels of fair value hierarchy defined by ASC 820 are described below:
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
As of June 30, 2024, the Company’s financial instruments included cash, cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses and certain liability classified warrants. The carrying amounts reported in the balance sheets for cash, cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair value based on the short-term maturity of these instruments. The Company recognizes transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. At June 30, 2024, there were no financial assets or liabilities measured at fair value on a recurring basis other than the liability classified warrants.
In May 2022, Vallon Pharmaceuticals, Inc. (Vallon) issued warrants (the May 2022 Warrants) in connection with a securities purchase agreement. Vallon evaluated the May 2022 Warrants in accordance with ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity (ASC 815-40), and concluded that a provision in the May 2022 Warrants related to the reduction of the exercise price in certain circumstances precluded the May 2022 Warrants from being accounted for as components of equity. As a result, the May 2022 Warrants were recorded as a liability on the balance sheet. Vallon recorded the fair value of the May 2022 Warrants upon issuance using a Black-Scholes valuation model.
The Company is required to revalue the May 2022 Warrants at each reporting date with any changes in fair value recorded in its statement of operations. The valuation of the May 2022 Warrants is considered under Level 3 of the fair value hierarchy due to the need to use assumptions in the valuation that are both significant to the fair value measurement and unobservable. The change in the fair value of the Level 3 warrant liability is reflected in the statement of operations for the six months ended June 30, 2024.
Deferred Stock Issuance Costs
Deferred stock issuance costs represent incremental costs incurred that are directly attributable to proposed offerings of securities. The costs are charged against the gross proceeds of the respective offering upon closing.

Net Loss Per Common Share
Basic and diluted net loss per common share is computed based on the weighted average number of shares of common stock outstanding during each year. Diluted net loss per common share is computed based on the weighted average number of shares of common stock outstanding during each year, plus the dilutive effect of options considered to be outstanding during each year, in accordance with ASC 260, Earnings Per Share. As the Company had a net loss in each of the three and six months ended June 30, 2024 and 2023, diluted net loss per common share is the same as basic net loss per common share for the period because the effects of potentially dilutive securities are antidilutive.
Common stock equivalents excluded from the diluted net loss per common share calculations are as follows:

	June 30,
	2024	2023
Stock options	2,503	1,094
Warrants	5,302,813	40,253
	5,305,316	41,347
Recent Accounting Pronouncements
The Company considered the applicability and impact of all ASUs issued during the quarter ended June 30, 2024 and each was determined to be either not applicable or expected to have minimal impact on these financial statements.
4.    MERGER WITH VALLON
On April 21, 2023, pursuant to the Merger Agreement, Merger Sub was merged with and into GRI Operations, with GRI Operations surviving the Merger as a wholly owned subsidiary of the Company. In connection with the Closing, the Company amended its certificate of incorporation and bylaws to change its name from “Vallon Pharmaceuticals, Inc.” to “GRI Bio, Inc.”
At the Effective Time:
(a)Each share of GRI Operations Common Stock outstanding immediately prior to the Effective Time, including any shares of GRI Operations Common Stock issued pursuant to the Equity SPA, automatically converted solely into the right to receive a number of shares of the Company’s Common Stock equal to 0.0374 (the Exchange Ratio).
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
(c)Each warrant to purchase shares of GRI Operations Common Stock (the GRI Operations Warrants) outstanding immediately prior to the Effective Time was assumed by the Company and converted into a warrant to purchase shares of Common Stock (the Assumed Warrants) and thereafter (i) each Assumed Warrant became exercisable solely for shares of the Common Stock; (ii) the number of shares of Common Stock subject to each Assumed Warrant was determined by multiplying (A) the number of shares of GRI Operations Common Stock that were subject to such GRI Operations Warrant, as in effect immediately prior to the Effective Time, by (B) the Exchange Ratio, and rounding the resulting number down to the nearest whole number of shares of Common Stock; and (iii) the per share exercise price for shares of Common Stock issuable upon exercise of each Assumed Warrant was determined by dividing (A) the exercise price per share of GRI Operations Common Stock subject to such GRI Operations Warrant, as in effect immediately prior to the Effective Time, by (B) the Exchange Ratio, and rounding the resulting exercise price up to the nearest whole cent.
(d)The Bridge Warrants (Note 8) were exchanged for warrants (the Exchange Warrants) to purchase an aggregate of 4,632 shares of the Company’s Common Stock. The Exchange Warrants contain substantively similar terms to the Bridge Warrants and have an initial exercise price equal to $1,340.43 per share.
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
Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each reporting period. There were no transfers between Level 1, 2 and 3 during the six months ended June 30, 2024.
The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2024:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant liability	$—	$—	$—
Total liabilities	$—	$—	$—

The following table presents the changes in the fair value of the Level 3 liability:

Warrant Liability
Fair value as of December 31, 2023	$3
Change in valuation	(3)
Fair value as of June 30, 2024	$—

The Black-Scholes valuation model was used to estimate the fair value of the May 2022 Warrants with the following weighted-average assumptions:

	June 30, 2024	December 31, 2023
Volatility	172.8%	171.0%
Expected term in years	2.5	2.5
Dividend rate	0.0%	0.0%
Risk-free interest rate	4.62%	4.12%
6.    PROPERTY AND EQUIPMENT

	June 30, 2024	December 31, 2023
Computer equipment	$21	$21
Furniture and fixtures	13	13
	34	34
Accumulated depreciation	(28)	(26)
	$6	$8
Depreciation expense related to property and equipment was $2 for each of the six-month periods ended June 30, 2024 and 2023.

7.    ACCRUED EXPENSES
Accrued expenses consist of the following:

	June 30, 2024	December 31, 2023
Research and development	$236	$93
General and administrative	67	441
Payroll and related	632	736
Total accrued expenses	$935	$1,270
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
In addition, upon the funding of each tranche, Altium received warrants to purchase an aggregate of 13,763 shares of Common Stock (the Bridge Warrants). The Bridge Warrants had an exercise price of $121.03 per share, were exercisable at any time on or after the applicable issuance date and had a term of 60 months from the date all shares underlying the Bridge Warrants were freely tradable.
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
On April 21, 2023, the Company completed the Merger and the outstanding principal and accrued interest on the Bridge Notes was cancelled and the Bridge Warrants were exchanged for the Exchange Warrants. The Exchange Warrants contain substantively similar terms to the Bridge Warrants and have an initial exercise price equal to $1,340.43 per share subject to adjustments for splits and recapitalization events.
The Bridge Notes were accounted for as share-settled debt under the accounting guidance in ASC 835-30 and, as such, the initial net carrying amounts were accreted to the redemption amounts using the effective interest method. The Company incurred $205 of debt issuance costs related to its issuance of debt under the Bridge SPA, of which $90 was incurred during the six months ended June 30, 2023 related to its issuance of debt under the Bridge SPA. Interest expense stemming from amortization of debt discounts and issuance costs was $1,161 and $2,104 for the three and six months ended June 30, 2023, respectively.

9.    STOCKHOLDERS’ EQUITY
Equity Securities Purchase Agreement
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
At the Closing, pursuant to the Merger, the Initial Shares converted into an aggregate of 2,789 shares of Common Stock and the Additional Shares converted into an aggregate of 11,157 shares of Common Stock. On May 8, 2023, in accordance with the terms of the Equity SPA, the Company and Altium authorized the escrow agent to, subject to beneficial ownership limitations, disburse to Altium all of the shares of the Common Stock issued in exchange for the Additional Shares.
February 2024 Securities Purchase Agreement
On February 1, 2024, the Company entered into the February 2024 Purchase Agreement, pursuant to which the Company agreed to issue and sell, in the February 2024 Offering, (i) 25,419 February 2024 Shares, (ii) 359,196 February 2024 Pre-Funded Warrants exercisable for an aggregate of 359,196 shares of Common Stock, (iii) 384,615 Series B-1 Common Warrants exercisable for an aggregate of 384,615 shares of Common Stock and (iv) 384,615 Series B-2 Common Warrants exercisable for an aggregate of 384,615 shares of Common Stock for net proceeds of $4,389, after deducting offering expenses of $1,110. The securities were offered in combinations of (a) one February 2024 Share or one February 2024 Pre-Funded Warrant, together with (b) one Series B-1 Common Warrant and one Series B-2 Common Warrant, for a combined purchase price of $14.30 (less $0.0013 for each February 2024 Pre-Funded Warrant).
Subject to certain ownership limitations, the February 2024 Warrants were exercisable upon issuance. Each February 2024 Pre-Funded Warrant was exercisable for one share of Common Stock at a price per share of $0.0013 and expired when exercised in full. Each Series B-1 Common Warrant is exercisable into one share of Common Stock at a price per share of $14.30 for a five-year period after February 6, 2024, the date of issuance. Each Series B-2 Common Warrant is exercisable into one share of Common Stock at a price per share of $14.30 for an 18-month period after February 6, 2024, the date of issuance. The February 2024 Warrants were classified as equity and the allocated fair value of $4,279 is included in additional paid in capital. As of June 30, 2024, all of the February 2024 Pre-Funded Warrants have been exercised.
The Company determined that the amount paid for the February 2024 Pre-Funded Warrants approximates their fair value. The Black-Scholes option-pricing model was used to estimate the fair value of the Series B-1 Common and Series B-2 Common Warrants with the following weighted-average assumptions:

Volatility	156.3%
Expected term in years	1.63
Dividend rate	0.0%
Risk-free interest rate	4.65%
In connection with the issuance of the securities pursuant to the February 2024 Purchase Agreement, the exercise price of the Series A-1 Warrants issued in connection with the Merger was reduced to par, or $0.0001, per share pursuant to the terms of the Series A-1 Warrants.
May 2024 At The Market Offering
On May 20, 2024, the Company entered into the Sales Agreement with Wainwright, pursuant to which the Company may sell and issue, subject to the limitations in the Sales Agreement, shares up to $10.0 million of Common Stock from time to time in the ATM Offering. Under the Sales Agreement, Wainwright is entitled to compensation of 3.0% of the gross offering proceeds of all shares of Common Stock sold through it pursuant to the Sales Agreement.

As of June 30, 2024, the Company has sold 293,892 shares of Common Stock in the ATM Offering at a weighted-average price of $3.27 per share, raising $961 of gross proceeds and net proceeds of $923, after deducting commissions to the sales agent and other ATM Offering related expenses. On July 26, 2024, the Company filed a prospectus supplement to its registration statement on Form S-1 (File No. 333-279348) to increase the amount of shares of Common Stock that the Company may offer and sell under the Sales Agreement and applicable registration statement to an aggregate offering price of up to $2,644, which amount does not include the shares of Common Stock having an aggregate gross sales price of approximately $961 that have been sold under the ATM Offering.
June 2024 Securities Purchase Agreement
On June 26, 2024, the Company entered into the June 2024 Purchase Agreement, pursuant to which the Company agreed to issue and sell, in the June 2024 Offering, (i) 60,000 June 2024 Shares, (ii) 2,125,793 June 2024 Pre-Funded Warrants exercisable for an aggregate of 2,125,793 shares of Common Stock, (iii) 2,185,793 Series C-1 Common Warrants exercisable for an aggregate of 2,185,793 shares of Common Stock, and (iv) 2,185,793 Series C-2 Common Warrants, exercisable for an aggregate of 2,185,793 shares of Common Stock for net proceeds of $3,172, after deducting offering expenses of $1,057. The securities were offered in combinations of (a) one June 2024 Share or one June 2024 Pre-Funded Warrant, together with (b) one Series C-1 Common Warrant and one Series C-2 Common Warrant, for a combined purchase price of $1.83 (less $0.0001 for each June 2024 Pre-Funded Warrant).
The June 2024 Pre-Funded Warrants are exercisable for one share of Common Stock at a price per share of $0.0001, are exercisable immediately and expire when exercised in full. Each Series C Common Warrant is exercisable into one share of Common Stock at a price per share of $1.83 and are exercisable beginning on the effective date of the Warrant Stockholder Approval. The Series C-1 Common Warrants will expire on the five-year anniversary of the Warrant Stockholder Approval. The Series C-2 Common Warrants will expire on the 18-month anniversary of the Warrant Stockholder Approval. The June 2024 Pre-Funded Warrants and the Series C Common Warrants were classified as equity and the allocated fair value of $2,908 is included in additional paid in capital.
Pursuant to an engagement agreement (the Engagement Agreement) with Wainwright, the Company, in connection with the June 2024 Offering, agreed to issue to Wainwright, or its designees, warrants to purchase up to an aggregate of 153,006 shares of Common Stock (the Placement Agent Warrants). The Placement Agent Warrants have an exercise price of $2.2875 per share, will expire on June 26, 2029 and are exercisable following the Warrant Stockholder Approval. The Placement Agent Warrants were classified as equity and the fair value of $229 is included in additional paid in capital.
The Company determined that the amount paid for the June 2024 Pre-Funded Warrants approximates their fair value. The Black-Scholes option-pricing model was used to estimate the fair value of the Series C-1 Common Warrants, the Series C-2 Common Warrants and the Placement Agent Warrants with the following weighted-average assumptions:

Volatility	159.1%
Expected term in years	1.65
Dividend rate	0.0%
Risk-free interest rate	4.92%

Warrants
As of June 30, 2024, the Company had the following warrants outstanding to purchase Common Stock.

Number of Shares	Exercise Price per Share	Expiration Date
2,125,793	$0.00	Do not expire
384,615	$14.30	August 2025
8,950	$1,117.48	December 2025
42	$27,300.00	February 2026
271	$2,561.65	May 2027
13	$0.01	July 2027
26	$5,586.49	April 2028
384,615	$14.30	February 2029
153,006	$2.29	June 2029
2,185,793	$1.83	18 months after the Warrant Stockholder Approval
2,185,793	$1.83	60 months after the Warrant Stockholder Approval

10.    STOCK-BASED COMPENSATION
2015 Equity Incentive Plan
GRI Operations adopted the GRI Operations Plan, which provided GRI Operations with the ability to grant stock options, restricted stock awards and other equity-based awards to employees, directors, and consultants. Upon completion of the Merger, the Company assumed the GRI Operations Plan and 982 outstanding and unexercised options issued thereunder, and ceased granting awards under the GRI Operations Plan. As of June 30, 2024, no options remain outstanding under the GRI Operations Plan.
Amended and Restated 2018 Equity Incentive Plan
On April 21, 2023, the stockholders of the Company approved the Amended and Restated GRI Bio, Inc. 2018 Equity Incentive Plan, formerly the Vallon Pharmaceuticals, Inc. 2018 Equity Incentive Plan (the A&R 2018 Plan). The A&R 2018 Plan had previously been approved by the Company’s board of directors, subject to stockholder approval. The A&R 2018 Plan became effective on April 21, 2023, with the stockholders approving an amendment to the A&R 2018 Plan to, among other things, (i) to increase the aggregate number of shares by 1,856 shares to 2,381 shares of the Company’s Common Stock for issuance as awards under the A&R 2018 Plan, (ii) to extend the term of the A&R 2018 Plan through January 1, 2033, (iii) to prohibit any action that would be treated as a “repricing” of an award without further approval by the stockholders of Company and (iv) to revise the limits on awards to non-employee directors.
The A&R 2018 Plan provides the Company with the ability to grant stock options, restricted stock and other equity-based awards to employees, directors and consultants. Stock options granted by the Company under the A&R 2018 Plan generally have a contractual life of up to 10 years. As of June 30, 2024, awards granted under the A&R 2018 Plan representing the right to purchase or contingent right to receive up to an aggregate of 2,503 shares of the Company's Common Stock were outstanding and 4,367 shares of the Company’s Common Stock were reserved for issuance under the A&R 2018 Plan. The number of shares reserved for issuance under the A&R 2018 Plan may be increased pursuant to the A&R 2018 Plan’s “evergreen” provision on the first day of each calendar year beginning January 1, 2024 and ending on and including January 1, 2033, by a number of shares not to exceed 4% of the aggregate number of shares of the Company’s Common Stock outstanding on the final day of the immediately preceding calendar year.
The Company recorded stock-based compensation related to equity-based awards issued under the GRI Operations Plan and the A&R 2018 Plan in the following expense categories of its accompanying consolidated statements of operations for the three and six months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$—	$—	$—	$—
General and administrative	37	13	74	25
Total	$37	$13	$74	$25
The Company measures equity-based awards granted to employees and non-employees based on their fair value on the date of the grant and recognizes compensation expense for those awards over the requisite service period or performance-based period, which is generally the vesting period of the respective award. The measurement date for service-based equity awards is the date of grant, and equity-based compensation costs are recognized as expense over the requisite service period. The Company records expense for performance-based awards if the Company concludes that it is probable that the performance condition will be achieved.
The table below represents the activity of stock options granted to employees and non-employees for the six months ended June 30, 2024:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding at December 31, 2023	2,503	$471.45	9.55
Granted	—
Exercised	—
Forfeited/Cancelled	—
Outstanding at June 30, 2024	2,503	$471.45	9.06
Exercisable at June 30, 2024	456	$1,655.14	8.56
Vested and expected to vest at June 30, 2024	2,503	$471.45	9.06
As of June 30, 2024, all of the outstanding and exercisable stock options were out of the money and therefore had no intrinsic value. At June 30, 2024, the unrecognized compensation cost related to unvested stock options expected to vest was $313. This unrecognized compensation is expected to be recognized over a weighted-average amortization period of 2.47 years
No equity-based awards were granted during each of the three-month periods ended June 30, 2024 and 2023.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Company’s financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q, the audited financial statements and notes thereto, as well as management’s discussion and analysis of financial condition and results of operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (the SEC) on March 28, 2024 (the Annual Report). Some of the information contained in this discussion and analysis, including information with respect to the Company’s plans and strategy for its business and related financing, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 12E of the Securities Exchange Act of 1934, as amended (the Exchange Act), that involve risks and uncertainties. As a result of many factors, including those factors set out under the section entitled “Risk Factors” included in the Annual Report, the Company’s actual results could differ materially from the results described in or implied by these forward-looking statements.
Except as otherwise indicated, references herein to “GRI Bio,” or the “Company,” refer to GRI Bio, Inc. after the completion of the Merger (as defined below), and references to “GRI Operations” refer to the business of GRI Bio, Inc. prior to the completion of the Merger. References to “Vallon” refer to Vallon Pharmaceuticals, Inc. prior to the completion of the Merger.
Overview
We are a clinical-stage biopharmaceutical company focused on discovering, developing, and commercializing innovative therapies that target serious diseases associated with dysregulated immune responses leading to inflammatory, fibrotic and autoimmune disorders. Our goal is to be an industry leader in developing therapies to treat these diseases and to improve the lives of patients suffering from such diseases.
Our lead product candidate, GRI-0621, is an oral inhibitor of type 1 Natural Killer T (iNKT) cells. GRI-0621 is also an oral formulation of tazarotene, a synthetic retinoid acid receptor (RAR)-beta and gamma selective agonist, that is approved in the United States for topical treatment of psoriasis and acne. As of June 30, 2024, it has been evaluated in over 1,700 patients as an oral product for up to 52-weeks. We are developing GRI-0621 for the treatment of severe fibrotic lung diseases such as idiopathic pulmonary fibrosis (IPF), a life-threatening progressive fibrotic disease of the lung that affects approximately 140,000 people in the United States, with up to 40,000 new cases per year in the United States. Some estimate that IPF affects 3 million globally. While there are currently two approved therapies for the treatment of lung fibrosis, neither has been associated with improvements in overall survival, and both therapies have been associated with significant side effects leading to poor therapeutic adherence. In preliminary data from our trials to date with GRI-0621, and earlier trials with oral tazarotene, we have observed GRI-0621 to be well-tolerated and to inhibit iNKT cell activity in subjects. We and others have shown that activated iNKT are upregulated in IPF, primary sclerosing cholangitis (PSC), metabolic dysfunction-associated steatohepatitis (MASH), alcoholic liver disease (ALD), systemic lupus erythematosus (SLE), multiple sclerosis (MS), ulcerative colitis (UC) patients as well as other indications. In these patients activated iNKT cells are correlated with more severe disease. The U.S. Food and Drug Administration has cleared our Investigative New Drug (IND) application for GRI-0621 for the treatment of IPF and we plan to evaluate GRI-0621 in a randomized, double-blind, multi-center Phase 2a biomarker study, for which we commenced enrollment in December 2023. Based on our current enrollment projections, we now expect interim data from this trial to be available in the fourth quarter of 2024 and topline results to be available in the first quarter of 2025. Additionally, on March 1, 2024, we received authorization of our clinical trial application from the United Kingdom Medicines and Healthcare Products Regulatory Agency to initiate the Phase 2a biomarker study evaluating GRI-0621 for the treatment of IPF in the United Kingdom.
Our product candidate portfolio also includes GRI-0803 and a proprietary library of 500+ compounds. GRI-0803, the lead molecule selected from the library, is a novel oral agonist of type 2 Natural Killer T cells and would be developed for the treatment of autoimmune disorders, with much of our preclinical work in SLE or lupus and MS. In lupus, the immune system mistakenly attacks its own healthy tissues, especially joints and skin, but can affect almost every organ and tissue of the body. The condition can be fatal, and often causes debilitating bouts of fatigue and pain that prevent nearly half of adult patients from working. Lupus affects between 160,000 - 200,000 patients in the United States, with around 80,000 – 100,000 patients in the United States suffering from kidney nephritis, one of the most serious manifestations of SLE, typically within five years of diagnosis. There is no cure for lupus, but medical interventions and lifestyle changes can help control it. SLE treatment consists primarily of immunosuppressive drugs that inhibit the activity of the immune system. Only two drugs have been approved for lupus in the past 50 years, and new treatment options are sorely needed. In order to focus our resources on our GRI-0621 program, we have limited our development of GRI-0803 pending additional funding. Subject to obtaining the requisite additional funding and IND clearance, we intend to evaluate GRI-0803 in a Phase 1a and 1b trial initially targeting SLE. We expect to file an IND with respect to this Phase 1a and 1b trial in 2025. We expect to continue to evaluate indications to select the best fit for further development of the program, but our initial focus would be on lupus.
Recent Developments
January 2024 and June 2024 Reverse Stock Split
On January 19, 2024, our stockholders approved a reverse stock split of our Common Stock and our Board subsequently approved a reverse stock split of our Common Stock at a ratio of one-for-seven (the January 2024 Reverse Stock Split). On June 7, 2024, our stockholders approved a reverse stock split of our Common Stock and our Board subsequently approved a reverse stock split of our Common Stock at a ratio of one-for-thirteen (the June 2024 Reverse Stock Split).
June 2024 Securities Purchase Agreement
On June 26, 2024, we entered into a securities purchase agreement (the June 2024 Purchase Agreement), pursuant to which we agreed to issue and sell, in a public offering (the June 2024 Offering), (i) 60,000 shares (the June 2024 Shares) of Common Stock, (ii) 2,125,793 pre-funded warrants (the June 2024 Pre-Funded Warrants) exercisable for an aggregate of 2,125,793 shares of Common Stock, (iii) 2,185,793 Series C-1 common warrants (the Series C-1 Common Warrants) exercisable for an aggregate of 2,185,793 shares of Common Stock, and (iv) 2,185,793 Series C-2 common warrants (the Series C-2 Common Warrants, and together with the Series C-1 Common Warrants, the Series C Common Warrants) exercisable for an aggregate of 2,185,793 shares of Common Stock for net proceeds of $3,172, after deducting offering expenses of $1,057. The securities were offered in combinations of (a) one June 2024 Share or one June 2024 Pre-Funded Warrant, together with (b) one Series C-1 Common Warrant and one Series C-2 Common Warrant, for a combined purchase price of $1.83 (less $0.0001 for each June 2024 Pre-Funded Warrant).
The June 2024 Pre-Funded Warrants were exercisable for one share of Common Stock at a price per share of $0.0001, were exercisable immediately and expired when exercised in full. Each Series C Common Warrant is exercisable into one share of Common Stock at a price per share of $1.83 and are exercisable beginning on the effective date of stockholder approval of the issuance of the shares upon exercise of the Series C Common Warrants (Warrant Stockholder Approval). The Series C-1 Common Warrants will expire on the five-year anniversary of the Warrant Stockholder Approval. The Series C-2 Common Warrants will expire on the 18-month anniversary of the Warrant Stockholder Approval. As of July 31, 2024, all of the June 2024 Pre-Funded Warrants have been exercised.
May 2024 At The Market Offering
On May 20, 2024, we entered into an At The Market Offering Agreement (the Sales Agreement) with H.C. Wainwright & Co., LLC (Wainwright), pursuant to which we may sell and issue, subject to the limitations in the Sales Agreement, shares up to $10.0 million of our Common Stock from time to time through Wainwright as our sales agent (the ATM Offering). Under the Sales Agreement, Wainwright is entitled to compensation of 3.0% of the gross offering proceeds of all shares of Common Stock sold through it pursuant to the Sales Agreement.
As of June 30, 2024, we have sold 293,892 shares of our Common Stock in the ATM Offering at a weighted-average price of $3.27 per share, raising $1.0 million of gross proceeds and net proceeds of $0.9 million, after deducting commissions to the sales agent and other ATM Offering related expenses. On July 26, 2024, we filed a prospectus supplement to the Company’s registration statement on Form S-1 (File No. 333-279348) to increase the amount of shares of Common Stock that we may offer and sell under the Sales Agreement and applicable registration statement to an aggregate offering price of up to $2.6 million, which amount does not include the shares of Common Stock having an aggregate gross sales price of approximately $1.0 million that have been sold under the ATM Offering.

February 2024 Securities Purchase Agreement
On February 1, 2024, we entered into a securities purchase agreement (the February 2024 Purchase Agreement), pursuant to which we agreed to issue and sell, in a public offering, (i) 25,419 shares (the February 2024 Shares) of Common Stock, (ii) 359,196 pre-funded warrants (the February 2024 Pre-Funded Warrants) exercisable for an aggregate of 359,196 shares of Common Stock, (iii) 384,615 Series B-1 common warrants (the Series B-1 Common Warrants) exercisable for an aggregate of 384,615 shares of Common Stock, and (iv) 384,615 Series B-2 common warrants (the Series B-2 Common Warrants, and together with the Series B-1 Common Warrants, the Series B Common Warrants) exercisable for an aggregate of 384,615 shares of Common Stock for net proceeds of $4,389, after deducting offering expenses of $1,110. The Series B Common Warrants together with the February 2024 Pre-Funded Warrants are referred to in this Quarterly Report on Form 10-Q as the “February 2024 Warrants.” The securities were offered in combinations of (a) one February 2024 Share or one February 2024 Pre-Funded Warrant, together with (b) one Series B-1 Common Warrant and one Series B-2 Common Warrant, for a combined purchase price of $14.30 (less $0.0013 for each February 2024 Pre-Funded Warrant).
Subject to certain ownership limitations, the February 2024 Warrants became exercisable upon issuance. Each February 2024 Pre-Funded Warrant was exercisable for one share of Common Stock at a price per share of $0.0013 and expired when exercised in full. Each Series B-1 Common Warrant is exercisable into one share of Common Stock at a price per share of $14.30 for a five-year period after February 6, 2024, the date of issuance. Each Series B-2 Common Warrant is exercisable into one share of Common Stock at a price per share of $14.30 for an 18-month period after February 6, 2024 the date of issuance. In connection with the issuance of the February 2024 Shares and February 2024 Warrants pursuant to the February 2024 Purchase Agreement, the exercise price of the Series A-1 Warrants was reduced to par, or $0.0001, per share pursuant to the terms of the Series A-1 Warrants. As of June 30, 2024, all of the February 2024 Pre-Funded warrants and the Series A-1 Warrants have been exercised in full.
Nasdaq Compliance - Stockholders’ Equity Deficiency
On November 22, 2023, we received a letter (the Notice) from the Listing Qualifications Department (the Staff) of The Nasdaq Stock Market LLC (Nasdaq) notifying us that we were not in compliance with the minimum stockholders’ equity requirement for continued listing on The Nasdaq Capital Market based on the information provided in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023. Nasdaq Listing Rule 5550(b)(1) requires that companies listed on The Nasdaq Capital Market with a market value of listed securities of less than $35.0 million and annual net income of less than $0.5 million maintain stockholders’ equity of at least $2.5 million (the Stockholders’ Equity Requirement). In accordance with Nasdaq rules, we were provided until January 8, 2024, to submit a plan to regain compliance with the Stockholders’ Equity Requirement (the Compliance Plan). On January 22, 2024, the Staff granted us an extension until May 20, 2024 to regain compliance with the Stockholders’ Equity Requirement. Per the Staff’s January 22, 2024 letter, we must complete an equity offering to raise gross proceeds of at least $6.0 million and furnish to the Staff and Nasdaq evidence of compliance with the Stockholders’ Equity Requirement by filing a publicly available report prior to May 24, 2024. We completed multiple equity offerings with gross proceeds of $10.5 million and have met the minimum Stockholders’ Equity Requirement for each of the quarters ended March 31, 2024 and June 30, 2024. As such, on July 2, 2024, we received a letter from the Staff of Nasdaq notifying us that the stockholders’ equity deficiency under Listing Rule 5550(b) had been cured and that we were then in compliance with all applicable continued listing standards.

Nasdaq Compliance - Bid Price Deficiency
The rules of The Nasdaq Capital Market also require that we maintain a closing price for shares of our Common Stock of at least $1.00 per share (the Minimum Bid Price Rule). On January 5, 2024, we received a letter (the Letter) from the Staff of Nasdaq indicating that we no longer met the Minimum Bid Price Rule set forth in Nasdaq Listing Rule 5550(a)(2) because the closing bid price for our Common Stock was less than $1.00 for the previous 30 consecutive business days. The Letter was in addition to the Notice described above. The Letter had no immediate effect on our continued listing on The Nasdaq Capital Market. Under Nasdaq Listing Rule 5810(c)(3)(A), we had a 180-calendar day period, or until July 3, 2024 (the Compliance Date), to regain compliance with the Minimum Bid Price Rule. The Minimum Bid Price Rule requires that a listed company maintain a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days during the 180-calendar day period, unless Nasdaq exercises its discretion to extend such 10‑day period. On January 29, 2024, we filed an amendment to our Charter to implement the January 2024 Reverse Stock Split to attempt to regain compliance with the Minimum Bid Price Rule, but were not able to regain compliance following the January 2024 Reverse Stock Split. On June 7, 2024, we filed an amendment to our Amended and Restated Certificate of Incorporation to effect the June 2024 Reverse Stock Split to attempt to regain compliance with the Minimum Bid Price Rule. On July 2, 2024 and July 19, 2024, we received letters from the Staff of Nasdaq notifying us that we were again in compliance with the Minimum Bid Price Rule. If our closing price again remains below $1.00 for 30 trading days, we may again fail to comply with the Minimum Bid Price Rule, and we would receive an additional notification of our failure to comply with the Minimum Bid Price Rule and may be subject to delisting from Nasdaq.
Merger with Vallon Pharmaceuticals, Inc.
In April 2023, the Company (formerly Vallon Pharmaceuticals, Inc. (Vallon)) consummated a merger with GRI Bio Operations, Inc. (formerly GRI Bio, Inc.) (GRI Operations) pursuant to an Agreement and Plan of Merger, as amended (the Merger Agreement), by and among the Company, GRI Operations and Vallon Merger Sub, Inc. (Merger Sub), a Delaware corporation and wholly-owned subsidiary of the Company. The Merger Agreement provided for the merger of Merger Sub with and into GRI Operations, with GRI Operations continuing as a wholly-owned subsidiary of the Company and the surviving corporation of the merger (the Merger). In connection with the closing of the Merger, the Company amended its certificate of incorporation and bylaws to change its name from “Vallon Pharmaceuticals, Inc.” to “GRI Bio, Inc.”
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
We expect our general and administrative expenses will continue to increase as we incur costs associated with being a public company, including expenses related to services associated with maintaining compliance with The Nasdaq Capital Market and SEC requirements, directors’ and officers’ insurance, legal and accounting costs and investor relations costs, as well as an increase in personnel expenses as we hire additional personnel.
Warrant Liability
In May 2022, Vallon issued warrants (the May 2022 Warrants) in connection with a securities purchase agreement. Vallon evaluated the May 2022 Warrants in accordance with ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity (ASC 815-40), and concluded that a provision in the May 2022 Warrants related to the reduction of the exercise price in certain circumstances precludes the May 2022 Warrants from being accounted for as components of equity. As a result, the May 2022 Warrants were measured at fair value upon issuance using a Black-Scholes valuation model and are recorded as a liability on the consolidated balance sheet. The fair value of the May 2022 Warrants is measured at each reporting date and changes in fair value are recognized in the consolidated statements of operations in the period of change.
Interest Income (Expense)
Interest expense consists of amortization of debt discounts, debt issuance costs and interest expense related to the Bridge Notes. Interest income consists of interest earned on our cash and cash equivalents held with institutional banks.
Results of Operations
Comparison of the Three Months Ended June 30, 2024 and 2023
The following table summarizes the results of our operations for the periods indicated (in thousands):

	Three Months Ended June 30,
	2024	2023
Operating expenses:
Research and development	$877	$880
General and administrative	1,380	5,054
Total operating expenses	2,257	5,934
Loss from operations	(2,257)	(5,934)
Change in fair value of warrant liability	1	122
Interest income (expense), net	6	(934)
Net loss	$(2,250)	$(6,746)
Research and Development Expenses
Research and development expenses were $0.9 million in each of the three-month periods ended June 30, 2024 and 2023. Research and development expenses in each of the three month periods ended June 30, 2024 and 2023, were primarily comprised of expenses related to the development program of GRI-0621, consulting fees and personnel expenses.
General and Administrative Expenses
General and administrative expenses were $1.4 million and $5.1 million for the three months ended June 30, 2024 and 2023, respectively. The $3.7 million decrease was primarily related to decreased costs for professional fees, including legal, accounting and investment banking fees as a result of the completion of the Merger of $3.1 million and a decrease in personnel expenses of $0.5 million as a result of a decrease in bonus expense.
Change in Fair Value of Warrant Liability
The change in fair value of $0.1 million represents a decrease in the fair value of the May 2022 Warrants during the three months ended June 30, 2024.
Interest Income (Expense), net
Interest income, net, was $6,000 for the three months ended June 30, 2024. Interest expense, net, was $0.9 million for the three months ended June 30, 2023 and related to senior secured promissory notes issued by GRI Operations prior to the Merger (the Bridge Notes).
Comparison of the Six Months Ended June 30, 2024 and 2023
The following table summarizes the results of our operations for the periods indicated (in thousands):

	Six Months Ended June 30,
	2024	2023
Operating expenses:
Research and development	1,811	997
General and administrative	2,342	5,926
Total operating expenses	4,153	6,923
Loss from operations	(4,153)	(6,923)
Change in fair value of warrant liability	3	122
Interest income (expense), net	13	(2,095)
Net loss	$(4,137)	$(8,896)
Research and Development Expenses
Research and development expenses were $1.8 million and $1.0 million for the six months ended June 30, 2024 and 2023, respectively. The $0.8 million increase was primarily due to increases in expenses related to the development program of GRI-0621.
General and Administrative Expenses
General and administrative expenses were $2.3 million and $5.9 million for the six months ended June 30, 2024 and 2023, respectively. The $3.6 million decrease was primarily related to decreases in costs for professional fees, including legal, accounting and investment banking fees as a result of the completion of the Merger of $3.4 million, personnel expenses of $0.2 million and a $0.1 million decrease in consulting.This decrease were offset by an increase in administrative and insurance expenses of $0.1 million as a result of operating as a public company.
Change in Fair Value of Warrant Liability
The change in fair value of $0.1 million represents a decrease in the fair value of the May 2022 Warrants during the six months ended June 30, 2024.
Interest Income (Expense), net
Interest income (net) was $13,000 for the six months ended June 30, 2024. Interest expense, net, was $2.1 million for the six months ended June 30, 2023 and related to the Bridge Notes.

Liquidity and Capital Resources
Since inception, we have incurred losses and expect to continue to incur losses for the foreseeable future. We incurred net losses of $4.1 million and $8.9 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $35.7 million.
We have financed our working capital requirements to date through the issuance of Common Stock, warrants, convertible notes and promissory notes. As of June 30, 2024, we had $6.4 million in cash.
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$(4,344)	$(2,119)
Investing activities	—	(8)
Financing activities	8,889	6,917
Net increase (decrease) in cash and cash equivalents	$4,545	$4,790
Cash Flows from Operating Activities
For the six months ended June 30, 2024 and 2023, $4.3 million and $2.1 million was used in operating activities, respectively. The $2.2 million increase was primarily due to a decrease in non-cash adjustments of $2.3 million related to the amortization of debt discounts and debt issuance costs, the revaluation of the warrant liability and the carrying amount of right-of-use assets, as well as a $6.0 million increase in cash used for accounts payable and accrued expenses, offset by a $4.8 million decrease in net loss and a $1.3 million decrease in cash used for prepaid and other assets and operating lease liabilities.
Cash Flows from Investing Activities
Net cash used in investing activities was $8,000 for the six months ended June 30, 2023, which was related to the purchase of computer equipment.
Cash Flows from Financing Activities
Net cash provided by financing activities was $8.9 million for the six months ended June 30, 2024 and was primarily related to $10.5 million of proceeds from the February 2024 Purchase Agreement, the ATM Offering and the June 2024 Purchase Agreement. The increase was offset by $1.6 million of stock issuance costs.
Net cash provided by financing activities was $6.9 million for the six months ended June 30, 2023 and was primarily due to $12.3 million of proceeds from the Equity SPA and $1.3 million of proceeds from the funding of the second tranche of the Bridge Notes. The increase was offset by $2.9 million of net liabilities assumed in the connection with the Merger, $3.0 million in costs associated with the Merger, the payment of $0.5 million of debt issuance costs related to the Bridge Notes and $0.1 million of stock issuance costs related the Equity SPA.
June 2024 Securities Purchase Agreement
On June 26, 2024, we entered into the June 2024 Purchase Agreement, pursuant to which we agreed to issue and sell, in the June 2024 Offering), (i) 60,000 June 2024 Shares, (ii) 2,125,793 June 2024 Pre-Funded Warrants exercisable for an aggregate of 2,125,793 shares of Common Stock, (iii) 2,185,793 Series C-1 Common Warrants exercisable for an aggregate of 2,185,793 shares of Common Stock, and (iv) 2,185,793 Series C-2 Common Warrants exercisable for an aggregate of 2,185,793 shares of Common Stock for net proceeds of $3.2 million, after deducting offering expenses of $1.1 million.

May 2024 At The Market Offering
As of June 30, 2024, we have sold 293,892 shares of our Common Stock in the ATM Offering at a weighted-average price of $3.27 per share, raising $1.0 million of gross proceeds and net proceeds of $0.9 million, after deducting commissions to the sales agent and other ATM Offering related expenses. n July 26, 2024, we filed a prospectus supplement to the Company’s registration statement on Form S-1 (File No. 333-279348) to increase the amount of shares of Common Stock that we may offer and sell under the Sales Agreement and applicable registration statement to an aggregate offering price of up to $2.6 million, which amount does not include the shares of Common Stock having an aggregate gross sales price of approximately $1.0 million that have been sold under the ATM Offering.
February 2024 Securities Purchase Agreement
On February 1, 2024, we entered into the February 2024 Purchase Agreement, pursuant to which we agreed to issue and sell, in a public offering, (i) 25,419 February 2024 Shares, (ii) 359,196 February 2024 Pre-Funded Warrants exercisable for an aggregate of 359,196 shares of Common Stock, (iii) 384,615 Series B-1 Common Warrants exercisable for an aggregate of 384,615 shares of Common Stock, and (iv) 384,615 Series B-2 Common Warrants exercisable for an aggregate of 384,615 shares of Common Stock for net proceeds of $4.4 million, after deducting offering expenses of $1.1 million.
Equity Securities Purchase Agreement
In connection with signing the Merger Agreement, the Company, GRI Operations and Altium entered the Equity SPA pursuant to which Altium agreed to invest $12.3 million in cash and cancel any outstanding principal and accrued interest on the Bridge Notes in return for the issuance of shares of GRI Operations’ Common Stock immediately prior to the consummation of the Merger. Pursuant to the Equity SPA, immediately prior to the Closing, GRI Operations issued the Initial Shares to Altium and placed the Additional Shares into escrow with an escrow agent for net proceeds of $11.7 million, after deducting offering expenses of $0.5 million.
Future Funding Requirements
Our net losses were $4.1 million and $8.9 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had $6.4 million in cash and an accumulated deficit of $35.7 million. We expect to devote substantial financial resources to our planned activities, particularly as we prepare for, initiate, and conduct our planned clinical trials of GRI-0621 and GRI-0803, advance our discovery programs and continue our product development efforts. In addition, we expect to incur additional costs associated with operating as a public company.
Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into the first quarter of 2025.
Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. The Series T Warrants issued in connection with the Merger are not presently subject to forced exercise by the Company as the equity conditions for their forced exercise, which include, among other things, a requirement that shares of our Common Stock have a value weighted average price of at least $838.11 per share for the periods specified in the Series T Warrants, are not met. We intend to raise capital through additional issuances of equity securities and/or short-term or long-term debt arrangements, but there can be no assurances any such financing will be available when needed, even if our research and development efforts are successful. If we are unable to secure adequate additional funding, we will need to reevaluate our operating plans and may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, delay, scale back or eliminate some or all of our development programs, or relinquish rights to our technology on less favorable terms than we would otherwise choose or cease operations entirely. These actions could materially impact our business, results of operations and future prospects and the value of shares of our Common Stock. In addition, attempting to secure additional financing may divert the time and attention of management from day-to-day activities and distract from our discovery and product development efforts. As a result, there is substantial doubt about our ability to continue as a going concern. We expect to continue to incur significant and increasing operating losses at least for the foreseeable future. We do not expect to generate product revenue unless and until we successfully complete development, obtain regulatory approval for and successfully commercialize our current, or any future, product candidates.

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
Item 4. Controls and Procedures.
Management’s Evaluation of our Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e)) of the Exchange Act as of June 30, 2024. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures, as defined above, are effective.
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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities and Use of Proceeds
None.
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2024, none of our directors or officers adopted or terminated “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description	Filed Herewith	Form	Incorporated by Reference File No.	Date Filed

3.1	Amended and Restated Certificate of Incorporation, as amended.		S-1	333-280323	6/20/2024

3.2	Amended and Restated Bylaws.		8-K/A	001-40034	5/26/2023

4.1	Form of Pre-Funded Warrant.		8-K	001-40034	6/27/2024

4.2	Form of Series C-1 Warrant.		8-K	001-40034	6/27/2024

4.3	Form of Series C-2 Warrant.		8-K	001-40034	6/27/2024

4.4	Form of Placement Agent Warrant.		8-K	001-40034	6/27/2024

10.1	At The Market Offering Agreement, dated May 20, 2024, by and between GRI Bio, Inc. and H.C. Wainwright & Co., LLC.		8-K	001-40034	5/20/2024

10.2#	Amendment No. 1 to Employment Agreement, dated June 17, 2024, by and between the GRI Bio, Inc. and Albert Agro, Ph.D.		8-K	001-40034	6/18/2024

10.3△	Form of Securities Purchase Agreement.		8-K	001-40034	6/27/2024

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	iXBRL Instance Document

101.SCH	iXBRL Taxonomy Extension Schema Document

101.CAL	iXBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	iXBRL Taxonomy Extension Definition Linkbase Document

101.LAB	iXBRL Taxonomy Extension Label Linkbase Document

101.PRE	iXBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Indicates a management contract or any compensatory plan, contract or arrangement.

*	This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, except to the extent specifically incorporated by reference into such filing.

△	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company undertakes to furnish supplemental copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRI BIO, INC.

Date: August 13, 2024	By:	/s/ Leanne M. Kelly
Name: Leanne M. Kelly
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)