Form 10-Q
period 2024-09-30
GRI Bio, Inc.
filed 2024-11-14
CIK 1824293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
September 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of November 13, 2024, 8,933,366 shares of the Registrant’s common stock were outstanding.

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
GRI Bio, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$4,746	$1,808
Prepaid expenses and other current assets	577	1,126
Total current assets	5,323	2,934
Property and equipment, net	5	8
Operating lease right-of-use assets	131	14
Total assets	$5,459	$2,956

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,137	$1,410
Accrued expenses	531	1,270
Warrant liability	—	3
Operating lease liabilities, current	47	14
Total current liabilities	1,715	2,697
Operating lease liabilities, non-current	84	—
Total liabilities	1,799	2,697

Commitments and contingencies (Note 11)

Stockholders' equity (deficit):
Common stock, 0.0001 par value; 250,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 5,022,901 and 49,663 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in-capital	41,453	31,792
Accumulated deficit	(37,793)	(31,533)
Total stockholders’ equity	3,660	259
Total liabilities and stockholders' equity	$5,459	$2,956
See accompanying notes to unaudited interim consolidated financial statements.

GRI Bio, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Operating expenses:
Research and development	1,130	1,189	2,939	2,186
General and administrative	1,000	1,250	3,342	7,175
Total operating expenses	2,130	2,439	6,281	9,361
Loss from operations	(2,130)	(2,439)	(6,281)	(9,361)
Change in fair value of warrant liability	—	46	3	167
Other income	—	250	—	250
Interest income (expense), net	7	6	19	(2,089)
Net loss	$(2,123)	$(2,137)	$(6,259)	$(11,033)
Net loss per share of common stock, basic and diluted	$(0.67)	$(65.78)	$(4.56)	$(449.34)
Weighted-average common shares outstanding, basic and diluted	3,160,771	32,485	1,372,173	24,554
See accompanying notes to unaudited interim consolidated financial statements.

GRI Bio, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(in thousands, except shares)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
	Shares	Amount
Balance, December 31, 2022	10,987	$—	$16,871	$(18,496)	$(1,625)
Stock-based compensation	—	—	13	—	13
Restricted stock vesting	5	—	—	—	—
Warrant issuance	—	—	532	—	532
Net loss	—	—	—	(2,150)	(2,150)
Balance, March 31, 2023	10,992	$—	$17,416	$(20,646)	$(3,230)
Stock-based compensation	—	—	13	—	13
Restricted stock vesting	1,802	—	—	—	—
Warrant exercise	480	—	12	—	12
Issuance of common stock in pre-closing financing	13,350	—	11,721	—	11,721
Issuance of common stock for settlement of bridge note	596	—	3,333	—	3,333
Issuance of common stock for reverse recapitalization expenses	335	—	1,875	—	1,875
Issuance of common stock to Vallon stockholders in reverse recapitalization	4,930	—	(2,940)	—	(2,940)
Net loss	—	—	—	(6,746)	(6,746)
Balance, June 30, 2023	32,485	$—	$31,430	$(27,392)	$4,038
Stock-based compensation	—	—	326	—	326
Net loss	—	—	—	(2,137)	(2,137)
Balance, September 30, 2023	32,485	$—	$31,756	$(29,529)	$2,227

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2023	49,663	$—	$31,792	$(31,533)	$259
Stock-based compensation	—	—	37	—	37
Fractional share adjustment	(19)	—	—	—	—
Issuance of common stock and prefunded warrants in financing	25,419	—	4,389	—	4,389
Prefunded warrant exercise	170,812	—	—	—	—
Net loss	—	—	—	(1,887)	(1,887)
Balance, March 31, 2024	245,875	$—	$36,218	$(33,420)	$2,798
Stock-based compensation	—	—	37	—	37
Fractional share adjustment	(187)	—	—	—	—
Issuance of common stock	353,892	—	4,134	—	4,134
Prefunded warrant exercise	202,334	—	—	—	—
Net loss	—	—	—	(2,250)	(2,250)
Balance, June 30, 2024	801,914	$—	$40,389	$(35,670)	$4,719
Stock-based compensation	—	—	37	—	37
Issuance of common stock	2,093,404	—	1,027	—	1,027
Warrant exercise	2,127,583	—	—	—	—
Net loss	—	—	—	(2,123)	(2,123)
Balance, September 30, 2024	5,022,901	$—	$41,453	$(37,793)	$3,660
See accompanying notes to unaudited interim consolidated financial statements.

GRI Bio, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating activities:
Net loss	$(6,259)	$(11,033)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	3	3
Amortization of debt discounts and issuance costs	—	2,104
Stock-based compensation expense	111	352
Change in fair value of warrant liability	(3)	18
Change in operating lease right of use assets	(117)	39
Change in operating assets and liabilities:
Prepaid expenses and other current assets	322	(836)
Accounts payable	(147)	4,860
Accrued expenses	(639)	1,106
Operating lease liabilities	117	(43)
Cash used in operating activities	(6,612)	(3,430)

Investing activities:
Purchase of property and equipment	—	(8)
Cash used in investing activities	—	(8)

Financing activities:
Advances from employees	—	190
Repayment of advances from employees	—	(195)
Proceeds from issuance of bridge promissory note	—	1,250
Proceeds from issuance of common stock in financing transactions	9,499	12,250
Proceeds from issuance of common stock under ATM facility	1,988	—
Proceeds from warrant exercise	1	12
Payment for fractional shares in connection with reverse stock split	(1)	—
Net liabilities assumed in connection with reverse recapitalization	—	(2,939)
Payment of reverse recapitalization costs	—	(2,984)
Payment of deferred stock issuance costs	(1,937)	(517)
Payment of debt issuance costs	—	(150)
Cash provided by financing activities	9,550	6,917

Net increase in cash and cash equivalents	2,938	3,479
Cash and cash equivalents at beginning of period	1,808	9
Cash and cash equivalents at end of period	$4,746	$3,488

Supplemental disclosure of non-cash financing activities:
Issuance of stock for repayment of bridge promissory note	$—	$3,333
Recognition of debt discount and additional paid-in-capital for issuance of warrants in connection with the issuance of promissory notes	$—	$532
Issuance of stock for payment of reverse recapitalization costs	$—	$1,875
Issuance of warrants for payment of stock issuance costs	$—	$18
Merger costs included in accounts payable	$—	$72
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
2.    LIQUIDITY
These unaudited interim consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any significant revenues from operations since inception and does not expect to do so in the foreseeable future. The Company has incurred operating losses since its inception in 2009 and as a result has incurred $37,793 in accumulated deficit through September 30, 2024. The Company has financed its working capital requirements to date through the issuance of equity and debt securities. As of September 30, 2024, the Company had cash of approximately $4,746.

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
Subject to certain ownership limitations, the February 2024 Warrants became exercisable upon issuance. Each February 2024 Pre-Funded Warrant was exercisable for one share of Common Stock at a price per share of $0.0013 and expired when exercised in full. Each Series B-1 Common Warrant is exercisable into one share of Common Stock at a price per share of $14.30 for a five-year period after February 6, 2024, the date of issuance. Each Series B-2 Common Warrant is exercisable into one share of Common Stock at a price per share of $14.30 for an 18-month period after February 6, 2024 the date of issuance. As of September 30, 2024, all of the February 2024 Pre-Funded Warrants have been exercised.
In connection with the issuance of the February 2024 Shares and February 2024 Warrants pursuant to the February 2024 Purchase Agreement, the exercise price of the Series A-1 Warrants was reduced to par, or $0.0001, per share pursuant to the terms of the Series A-1 Warrants. As of September 30, 2024, all of the Series A-1 Warrants have been exercised.
On May 20, 2024, the Company entered into an At The Market Offering Agreement (the Sales Agreement) with H.C. Wainwright & Co., LLC (Wainwright), pursuant to which the Company may sell and issue, subject to the limitations in the Sales Agreement, up to $10.0 million shares of Common Stock from time to time through Wainwright as its sales agent (the ATM Offering). Under the Sales Agreement, Wainwright is entitled to compensation of 3.0% of the gross offering proceeds of all shares of Common Stock sold through it pursuant to the Sales Agreement.
As of September 30, 2024, the Company has sold 2,387,296 shares of Common Stock in the ATM Offering at a weighted-average price of $0.83 per share, raising $1,988 of gross proceeds and net proceeds of $1,910, after deducting commissions to the sales agent and other ATM Offering related expenses. On July 26, 2024, the Company filed a prospectus supplement to its registration statement on Form S-1 (File No. 333-279348) to increase the amount of shares of Common Stock that the Company may offer and sell under the Sales Agreement and applicable registration statement to an aggregate offering price of up to $2,644, which amount does not include the shares of Common Stock having an aggregate gross sales price of approximately $961 that were sold under the ATM Offering through June 30, 2024.

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
The June 2024 Pre-Funded Warrants were exercisable for one share of Common Stock at a price per share of $0.0001, were exercisable immediately and have been exercised in full as of September 30, 2024. Each Series C-1 Common Warrant is exercisable into one share of Common Stock at a price per share of $1.83 for a five-year period beginning after September 6, 2024. Each Series C-2 Common Warrant is exercisable into one share of Common Stock at a price per share of 1.83 for an 18-month period beginning after September 6, 2024.
Based on the Company’s current operating plan, the Company believes that its existing cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements into the middle of the first quarter of 2025.
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
In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all normal and recurring adjustments considered necessary to present fairly the Company’s financial position as of September 30, 2024, and the consolidated results of operations and consolidated stockholders’ deficit for the three and nine months ended September 30, 2024 and 2023 and consolidated cash flows for the three and nine months ended September 30, 2024 and 2023. Consolidated results of operations for the three and nine months ended September 30, 2024, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2024. The unaudited interim consolidated financial statements, presented herein, do not contain the required disclosures under GAAP for annual consolidated financial statements. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes as of and for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2024.

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
As of September 30, 2024, the Company’s financial instruments included cash, cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses and certain liability classified warrants. The carrying amounts reported in the balance sheets for cash, cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair value based on the short-term maturity of these instruments. The Company recognizes transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. At September 30, 2024, there were no financial assets or liabilities measured at fair value on a recurring basis other than the liability classified warrants.
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
The Company is required to revalue the May 2022 Warrants at each reporting date with any changes in fair value recorded in its statement of operations. The valuation of the May 2022 Warrants is considered under Level 3 of the fair value hierarchy due to the need to use assumptions in the valuation that are both significant to the fair value measurement and unobservable. The change in the fair value of the Level 3 warrant liability is reflected in the statement of operations for the nine months ended September 30, 2024.
Deferred Stock Issuance Costs
Deferred stock issuance costs represent incremental costs incurred that are directly attributable to proposed offerings of securities. The costs are charged against the gross proceeds of the respective offering upon closing.

Net Loss Per Common Share
Basic and diluted net loss per common share is computed based on the weighted average number of shares of common stock outstanding during each year. Diluted net loss per common share is computed based on the weighted average number of shares of common stock outstanding during each year, plus the dilutive effect of options considered to be outstanding during each year, in accordance with ASC 260, Earnings Per Share. As the Company had a net loss in each of the three and nine months ended September 30, 2024 and 2023, diluted net loss per common share is the same as basic net loss per common share for the period because the effects of potentially dilutive securities are antidilutive.
Common stock equivalents excluded from the diluted net loss per common share calculations are as follows:

	September 30,
	2024	2023
Stock options	2,503	3,485
Warrants	5,293,861	27,699
Total	5,296,364	31,184
Recent Accounting Pronouncements
The Company considered the applicability and impact of all ASUs issued during the quarter ended September 30, 2024 and each was determined to be either not applicable or expected to have minimal impact on these unaudited interim consolidated financial statements.
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
In addition to the transaction costs noted above, at the Effective Time, 335 shares of Common Stock were issued to GRI Operations’ financial advisor for services related to the Merger.
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
Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each reporting period. There were no transfers between Level 1, 2 and 3 during the nine months ended September 30, 2024.
The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company’s liabilities that are measured at fair value on a recurring basis at September 30, 2024:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant liability	$—	$—	$—
Total liabilities	$—	$—	$—

The following table presents the changes in the fair value of the Level 3 liability:

Warrant Liability
Fair value as of December 31, 2023	$3
Change in valuation	(3)
Fair value as of September 30, 2024	$—

The Black-Scholes valuation model was used to estimate the fair value of the May 2022 Warrants with the following weighted-average assumptions:

	September 30, 2024	December 31, 2023
Volatility	159.3%	171.0%
Expected term in years	2.5	2.5
Dividend rate	0.0%	0.0%
Risk-free interest rate	3.62%	4.12%
6.    PROPERTY AND EQUIPMENT

	September 30, 2024	December 31, 2023
Computer equipment	$21	$21
Furniture and fixtures	13	13
	34	34
Accumulated depreciation	(29)	(26)
	$5	$8
Depreciation expense related to property and equipment was $3 in each of the nine-month periods ended September 30, 2024 and 2023.

7.    ACCRUED EXPENSES
Accrued expenses consist of the following:

	September 30, 2024	December 31, 2023
Research and development	$239	$93
General and administrative	10	441
Payroll and related	282	736
Total accrued expenses	$531	$1,270
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
In addition to the Bridge SPA, and also in connection with signing the Merger Agreement, the Company, GRI Operations and Altium entered into the Equity SPA (Note 9) pursuant to which Altium agreed to invest $12,250 in cash and cancel any outstanding principal and accrued interest on the Bridge Notes in return for the issuance of shares of GRI Operations Common Stock immediately prior to the consummation of the Merger.
On April 21, 2023, the Company completed the Merger and the outstanding principal and accrued interest on the Bridge Notes was cancelled and the Bridge Warrants were exchanged for the Exchange Warrants. The Exchange Warrants contain substantively similar terms to the Bridge Warrants, and have an initial exercise price equal to $1,340.43 per share subject to adjustments for splits and recapitalization events.
The Bridge Notes were accounted for as share-settled debt under the accounting guidance in ASC 835-30 and, as such, the initial net carrying amounts were accreted to the redemption amounts using the effective interest method. The Company incurred $205 of debt issuance costs related to its issuance of debt under the Bridge SPA, of which $90 was incurred during the nine months ended September 30, 2023 related to its issuance of debt under the Bridge SPA. Interest expense stemming from amortization of debt discounts and issuance costs was $2,104 for the nine months ended September 30, 2023.

9.    STOCKHOLDERS’ EQUITY
Equity Securities Purchase Agreement
In connection with signing the Merger Agreement, the Company, GRI Operations and Altium entered the Equity SPA pursuant to which Altium agreed to invest $12,250 in cash and cancel any outstanding principal and accrued interest on the Bridge Notes in return for the issuance of shares of GRI Operations Common Stock immediately prior to the consummation of the Merger. Pursuant to the Equity SPA, immediately prior to the Closing, GRI Operations issued the Initial Shares to Altium and the Additional Shares into escrow with an escrow agent for net proceeds of $11,704, after deducting offering expenses of $546.
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
Subject to certain ownership limitations, the February 2024 Warrants were exercisable upon issuance. Each February 2024 Pre-Funded Warrant was exercisable for one share of Common Stock at a price per share of $0.0013 and expired when exercised in full. Each Series B-1 Common Warrant is exercisable into one share of Common Stock at a price per share of $14.30 for a five-year period after February 6, 2024, the date of issuance. Each Series B-2 Common Warrant is exercisable into one share of Common Stock at a price per share of $14.30 for an 18-month period after February 6, 2024, the date of issuance. The February 2024 Warrants were classified as equity and the allocated fair value of $4,279 is included in additional paid in capital. As of September 30, 2024, all of the February 2024 Pre-Funded Warrants have been exercised.
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

As of September 30, 2024, the Company has sold 2,387,296 shares of Common Stock in the ATM Offering at a weighted-average price of 0.83 per share, raising $1,988 of gross proceeds and net proceeds of $1,910, after deducting commissions to the sales agent and other ATM Offering related expenses. On July 26, 2024, the Company filed a prospectus supplement to its registration statement on Form S-3 (File No. 333-279348) to increase the amount of shares of Common Stock that the Company may offer and sell under the Sales Agreement and applicable registration statement to an aggregate offering price of up to $2,644, which amount does not include the shares of Common Stock having an aggregate gross sales price of approximately $961 that were sold under the ATM Offering through June 30, 2024.
June 2024 Securities Purchase Agreement
On June 26, 2024, the Company entered into the June 2024 Purchase Agreement, pursuant to which the Company issued and sold, in the June 2024 Offering, (i) 60,000 June 2024 Shares, (ii) 2,125,793 June 2024 Pre-Funded Warrants exercisable for an aggregate of 2,125,793 shares of Common Stock, (iii) 2,185,793 Series C-1 Common Warrants exercisable for an aggregate of 2,185,793 shares of Common Stock, and (iv) 2,185,793 Series C-2 Common Warrants, exercisable for an aggregate of 2,185,793 shares of Common Stock for net proceeds of $3,172, after deducting offering expenses of $1,057. The securities were offered in combinations of (a) one June 2024 Share or one June 2024 Pre-Funded Warrant, together with (b) one Series C-1 Common Warrant and one Series C-2 Common Warrant, for a combined purchase price of $1.83 (less $0.0001 for each June 2024 Pre-Funded Warrant).
The June 2024 Pre-Funded Warrants were exercisable for one share of Common Stock at a price per share of $0.0001, were exercisable immediately and have been exercised in full as of September 30, 2024. Each Series C-1 Common Warrant is exercisable into one share of Common Stock at a price per share of 1.83 for a five-year period beginning after September 6, 2024. Each Series C-2 Common Warrant is exercisable into one share of Common Stock at a price per share of 1.83 for an 18-month period beginning after September 6, 2024. The June 2024 Pre-Funded Warrants and the Series C Common Warrants were classified as equity and the allocated fair value of $2,908 is included in additional paid in capital.
Pursuant to an engagement agreement (the Engagement Agreement) with Wainwright, the Company, in connection with the June 2024 Offering, issued to Wainwright, or its designees, warrants to purchase up to an aggregate of 153,006 shares of Common Stock (the Placement Agent Warrants). The Placement Agent Warrants have an exercise price of $2.2875 per share, will expire on June 26, 2029 and are exercisable beginning after September 6, 2024. The Placement Agent Warrants were classified as equity and the fair value of $229 is included in additional paid in capital.
The Company determined that the amount paid for the June 2024 Pre-Funded Warrants approximates their fair value. The Black-Scholes option-pricing model was used to estimate the fair value of the Series C-1 Common Warrants, the Series C-2 Common Warrants, and the Placement Agent Warrants with the following weighted-average assumptions:

Volatility	159.1%
Expected term in years	1.65
Dividend rate	0.0%
Risk-free interest rate	4.92%

Warrants
As of September 30, 2024, the Company had the following warrants outstanding to purchase Common Stock.

Number of Shares	Exercise Price per Share	Expiration Date
384,605	$14.30	August 2025
35	$27,300.00	February 2026
2,185,793	$1.83	March 2026
271	$2,561.65	May 2027
13	$0.01	July 2027
24	$5,586.49	April 2028
384,605	$14.30	February 2029
153,006	$2.29	June 2029
2,185,793	$1.83	September 2029

10. STOCK-BASED COMPENSATION
2015 Equity Incentive Plan
GRI Operations adopted the GRI Operations Plan, which provided GRI Operations with the ability to grant stock options, restricted stock awards and other equity-based awards to employees, directors, and consultants. Upon completion of the Merger, the Company assumed the GRI Operations Plan and 982 outstanding and unexercised options issued thereunder, and ceased granting awards under the GRI Operations Plan. As of September 30, 2024, no options remain outstanding under the GRI Operations Plan.
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
The A&R 2018 Plan provides the Company with the ability to grant stock options, restricted stock and other equity-based awards to employees, directors and consultants. Stock options granted by the Company under the A&R 2018 Plan generally have a contractual life of up to 10 years. As of September 30, 2024, awards granted under the A&R 2018 Plan representing the right to purchase or contingent right to receive up to an aggregate of 2,503 shares of the Company's Common Stock were outstanding and 4,367 shares of the Company’s Common Stock were reserved for issuance under the A&R 2018 Plan. The number of shares reserved for issuance under the A&R 2018 Plan may be increased pursuant to the A&R 2018 Plan’s “evergreen” provision on the first day of each calendar year beginning January 1, 2024 and ending on and including January 1, 2033, by a number of shares not to exceed 4% of the aggregate number of shares of the Company’s Common Stock outstanding on the final day of the immediately preceding calendar year.
The Company recorded stock-based compensation related to equity-based awards issued under the GRI Operations Plan and the A&R 2018 Plan in the following expense categories of its accompanying consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$—	$—	$—	$—
General and administrative	37	326	111	351
Total	$37	$326	$111	$351
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
The table below represents the activity of stock options granted to employees and non-employees for the nine months ended September 30, 2024:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding at December 31, 2023	2,503	$471.45	9.55
Granted	—	—
Exercised	—	—
Forfeited/Cancelled	—	—
Outstanding at September 30, 2024	2,503	$471.45	8.81
Exercisable at September 30, 2024	932	$913.87	8.62
Vested and expected to vest at September 30, 2024	2,503	$471.45	8.81
As of September 30, 2024, all of the outstanding and exercisable stock options were out of the money and therefore had no intrinsic value. As of September 30, 2024, the unrecognized compensation cost related to unvested stock options expected to vest was $276. This unrecognized compensation is expected to be recognized over a weighted-average amortization period of 2.21 years.
The Company granted 2,427 stock options to employees and non-employees during the nine months ended September 30, 2023. The Black-Scholes option-pricing model was used to estimate the grant date fair value of each stock option grant at the time of grant using the following weighted-average assumptions:

For the Nine Months Ended September 30,
2023
Volatility	129.54%
Expected term in years	5.84
Dividend rate	0.00%
Risk-free interest rate	4.34%
Fair value of option on grant date	$194.30
No equity-based awards were granted during the nine-month period ended September 30, 2024.
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

12. SUBSEQUENT EVENTS
On October 21, 2024, the Company entered into letter agreements (the Repricing Letter Agreements) with holders (the Holders) of its issued and outstanding Series B-1 Warrants and Series B-2 Warrants (the Prior Warrants) to purchase an aggregate of 762,236 shares of its Common Stock, offering the Holders the opportunity to exercise all of their Prior Warrants for cash at a reduced exercise price equal to $1.00 per share. In addition, the Holders received new unregistered Series D-1 Warrants (the Series D-1 Warrants) exercisable for up to an aggregate of 762,236 shares of Common Stock and new unregistered Series D-2 Warrants (the Series D-2 Warrants and, together with the Series D-1 Warrants, the Series D Warrants) exercisable for up to an aggregate of 762,236 shares of Common Stock. The Series D Warrants are immediately exercisable and have an exercise price of $1.00 per share. The Series D-1 Warrants have a term of exercise equal to five years from October 22, 2024, and the Series D-2 Warrants have a term of exercise equal to 18 months from October 22, 2024.
Wainwright acted as the exclusive placement agent for the offering pursuant to an engagement agreement between the Company and Wainwright dated as of October 21, 2024. As compensation for such placement agent services, the Company has agreed to pay Wainwright an aggregate cash fee equal to 7.0% of the gross proceeds received by the Company from the offering, plus a management fee equal to 1.0% of the gross proceeds received by the Company from the offering, and reimbursement for accountable expenses of $25,000 and non-accountable expenses of $10,000. The Company has also issued to Wainwright or its designees warrants to purchase up to an aggregate of 53,357 shares of Common Stock (the PA Warrants). The PA Warrants are immediately exercisable, have a term of five years from October 22, 2024, and have an exercise price of $1.25 per share.
The gross proceeds to the Company from the exercise of the Prior Warrants were $762 prior to deducting placement agent fees and offering expenses. The issuance under the Repricing Letter Agreements represented $1,171 in additional value provided to the investors, which was recorded as a deemed dividend to common stockholders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q, the audited financial statements and notes thereto, as well as management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (the SEC) on March 28, 2024 (the Annual Report). Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 12E of the Securities Exchange Act of 1934, as amended (the Exchange Act), that involve risks and uncertainties. As a result of many factors, including those factors set out under the section entitled “Risk Factors” included in the Annual Report, our actual results could differ materially from the results described in or implied by these forward-looking statements.
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
Our lead product candidate, GRI-0621, is an oral inhibitor of type 1 Natural Killer T (iNKT) cells. GRI-0621 is also an oral formulation of tazarotene, a synthetic retinoid acid receptor (RAR)-beta and gamma selective agonist, that is approved in the United States for topical treatment of psoriasis and acne. As of September 30, 2024, it has been evaluated in over 1,700 patients as an oral product for up to 52-weeks. We are developing GRI-0621 for the treatment of severe fibrotic lung diseases such as idiopathic pulmonary fibrosis (IPF), a life-threatening progressive fibrotic disease of the lung that affects approximately 140,000 people in the United States, with up to 40,000 new cases per year in the United States. Some estimate that IPF affects 3 million globally. While there are currently two approved therapies for the treatment of lung fibrosis, neither has been associated with improvements in overall survival, and both therapies have been associated with significant side effects leading to poor therapeutic adherence. In preliminary data from our trials to date with GRI-0621, and earlier trials with oral tazarotene, we have observed GRI-0621 to be well-tolerated and to inhibit iNKT cell activity in subjects. We and others have shown that activated iNKT are upregulated in IPF, primary sclerosing cholangitis (PSC), metabolic dysfunction-associated steatohepatitis (MASH), alcoholic liver disease (ALD), systemic lupus erythematosus (SLE), multiple sclerosis (MS), ulcerative colitis (UC) patients as well as other indications. In these patients activated iNKT cells are correlated with more severe disease. The U.S. Food and Drug Administration has cleared our Investigative New Drug (IND) application for GRI-0621 for the treatment of IPF and we plan to evaluate GRI-0621 in a randomized, double-blind, multi-center Phase 2a biomarker study, for which we commenced enrollment in December 2023. Based on our current enrollment projections, we now expect interim data from this trial to be available in the first quarter of 2025 and topline results to be available in the second quarter of 2025. Additionally, we have received authorization of our clinical trial application from both the United Kingdom Medicines and Healthcare Products Regulatory Agency and the Australian Therapeutic Goods Administration to initiate the Phase 2a biomarker study evaluating GRI-0621 for the treatment of IPF in the United Kingdom and Australia, respectively.
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
October 2024 Repricing Letter Agreements
On October 21, 2024, we entered into letter agreements (the Repricing Letter Agreements) with holders (the Holders) of our issued and outstanding Series B-1 Common Warrants (as defined below) and Series B-2 Common Warrants (as defined below) (the Prior Warrants) to purchase an aggregate of 762,236 shares of our Common Stock, offering the Holders the opportunity to exercise all of their Prior Warrants for cash at a reduced exercise price equal to $1.00 per share (the Reduced Exercise Price). In addition, the Holders received new unregistered Series D-1 common warrants (the Series D-1 Warrants) exercisable for up to an aggregate of 762,236 shares of Common Stock and new unregistered Series D-2 common warrants (the Series D-2 Warrants and, together with the Series D-1 Warrants, the Series D Warrants) exercisable for up to an aggregate of 762,236 shares of Common Stock. The Series D Warrants are immediately exercisable and have an exercise price of $1.00 per share. The Series D-1 Warrants have a term of five years from October 22, 2024, the initial issuance date, and the Series D-2 Warrants have a term of 18 months from October 22, 2024, the initial issuance date.
H.C. Wainwright & Co., LLC (Wainwright) acted as the exclusive placement agent for the offering pursuant to an engagement agreement between us and Wainwright dated as of October 21, 2024. In addition to a cash fee, management fee, and reimbursement of certain accountable and non-accountable expenses, we also issued to Wainwright or its designees warrants to purchase up to an aggregate of 53,357 shares of Common Stock (the PA Warrants) as compensation for its placement agent services. The PA Warrants are immediately exercisable, have a term of five years from the date of issuance, and have an exercise price of $1.25 per share.
June 2024 Securities Purchase Agreement
On June 26, 2024, we entered into a securities purchase agreement (the June 2024 Purchase Agreement), pursuant to which we issued and sold, in a public offering (the June 2024 Offering), (i) 60,000 shares (the June 2024 Shares) of Common Stock, (ii) 2,125,793 pre-funded warrants (the June 2024 Pre-Funded Warrants) exercisable for an aggregate of 2,125,793 shares of Common Stock, (iii) 2,185,793 Series C-1 common warrants (the Series C-1 Common Warrants) exercisable for an aggregate of 2,185,793 shares of Common Stock, and (iv) 2,185,793 Series C-2 common warrants (the Series C-2 Common Warrants, and together with the Series C-1 Common Warrants, the Series C Common Warrants) exercisable for an aggregate of 2,185,793 shares of Common Stock for net proceeds of $3,172, after deducting offering expenses of $1,057. The securities were offered in combinations of (a) one June 2024 Share or one June 2024 Pre-Funded Warrant, together with (b) one Series C-1 Common Warrant and one Series C-2 Common Warrant, for a combined purchase price of $1.83 (less $0.0001 for each June 2024 Pre-Funded Warrant).
The June 2024 Pre-Funded Warrants were exercisable for one share of Common Stock at a price per share of $0.0001, were exercisable immediately and have been exercised in full as of September 30, 2024. Each Series C-1 Common Warrant is exercisable into one share of Common Stock at a price per share of $1.83 for a five-year period beginning after September 6, 2024. Each Series C-2 Common Warrant is exercisable into one share of Common Stock at a price per share of $1.83 for an 18-month period beginning after September 6, 2024.
May 2024 At The Market Offering
On May 20, 2024, we entered into an At The Market Offering Agreement (the Sales Agreement) with Wainwright, pursuant to which we may sell and issue, subject to the limitations in the Sales Agreement, shares up to $10.0 million of our Common Stock from time to time through Wainwright as our sales agent (the ATM Offering). Under the Sales Agreement, Wainwright is entitled to compensation of 3.0% of the gross offering proceeds of all shares of Common Stock sold through it pursuant to the Sales Agreement.
As of September 30, 2024, we have sold 2,387,296 shares of our Common Stock in the ATM Offering at a weighted-average price of 0.83 per share, raising $2.0 million of gross proceeds and net proceeds of $1.9 million, after deducting commissions to the sales agent and other ATM Offering related expenses. On July 26, 2024, we filed a prospectus supplement to our registration statement on Form S-1 (File No. 333-279348) to increase the amount of shares of Common Stock that we may offer and sell under the Sales Agreement and applicable registration statement to an aggregate offering price of up to $2.6 million, which amount does not include the shares of Common Stock having an aggregate gross sales price of approximately $1.0 million that were sold under the ATM Offering through June 30, 2024.
February 2024 Securities Purchase Agreement
On February 1, 2024, we entered into a securities purchase agreement (the February 2024 Purchase Agreement), pursuant to which we issued and sold, in a public offering, (i) 25,419 shares (the February 2024 Shares) of Common Stock, (ii) 359,196 pre-funded warrants (the February 2024 Pre-Funded Warrants) exercisable for an aggregate of 359,196 shares of Common Stock, (iii) 384,615 Series B-1 common warrants (the Series B-1 Common Warrants) exercisable for an aggregate of 384,615 shares of Common Stock, and (iv) 384,615 Series B-2 common warrants (the Series B-2 Common Warrants, and together with the Series B-1 Common Warrants, the Series B Common Warrants) exercisable for an aggregate of 384,615 shares of Common Stock for net proceeds of $4,389, after deducting offering expenses of $1,110. The Series B Common Warrants together with the February 2024 Pre-Funded Warrants are referred to in this Quarterly Report on Form 10-Q as the “February 2024 Warrants.” The securities were offered in combinations of (a) one February 2024 Share or one February 2024 Pre-Funded Warrant, together with (b) one Series B-1 Common Warrant and one Series B-2 Common Warrant, for a combined purchase price of $14.30 (less $0.0013 for each February 2024 Pre-Funded Warrant).
Subject to certain ownership limitations, the February 2024 Warrants became exercisable upon issuance. Each February 2024 Pre-Funded Warrant was exercisable for one share of Common Stock at a price per share of $0.0013 and expired when exercised in full. Each Series B-1 Common Warrant is exercisable into one share of Common Stock at a price per share of $14.30 for a five-year period after February 6, 2024, the date of issuance. Each Series B-2 Common Warrant is exercisable into one share of Common Stock at a price per share of $14.30 for an 18-month period after February 6, 2024 the date of issuance. In connection with the issuance of the February 2024 Shares and the February 2024 Warrants pursuant to the February 2024 Purchase Agreement, the exercise price of the Series A-1 Warrants was reduced to par, or $0.0001 per share, pursuant to the terms of the Series A-1 Warrants. As of September 30, 2024, all of the February 2024 Pre-Funded Warrants and the Series A-1 Warrants have been exercised in full.
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

Nasdaq Compliance - Bid Price Deficiency
The rules of The Nasdaq Capital Market also require that we maintain a closing price for shares of our Common Stock of at least $1.00 per share (the Minimum Bid Price Rule). On January 5, 2024, we received a letter (the January Letter) from the Staff of Nasdaq indicating that we no longer met the Minimum Bid Price Rule set forth in Nasdaq Listing Rule 5550(a)(2) because the closing bid price for our Common Stock was less than $1.00 for the previous 30 consecutive business days. The January Letter was in addition to the Notice described above. The January Letter had no immediate effect on our continued listing on The Nasdaq Capital Market. Under Nasdaq Listing Rule 5810(c)(3)(A), we had a 180-calendar day period, or until July 3, 2024, to regain compliance with the Minimum Bid Price Rule. The Minimum Bid Price Rule requires that a listed company maintain a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days during the 180-calendar day period, unless Nasdaq exercises its discretion to extend such 10‑day period. On January 29, 2024, we filed an amendment to our Charter to implement the January 2024 Reverse Stock Split to attempt to regain compliance with the Minimum Bid Price Rule, but were not able to regain compliance following the January 2024 Reverse Stock Split. On June 7, 2024, we filed an amendment to our Amended and Restated Certificate of Incorporation to effect the June 2024 Reverse Stock Split to attempt to regain compliance with the Minimum Bid Price Rule. On July 2, 2024 and July 19, 2024, we received letters from the Staff of Nasdaq notifying us that we were again in compliance with the Minimum Bid Price Rule.
On September 10, 2024, we received a letter (the September Letter) from the Staff of Nasdaq, indicating that we no longer met the Minimum Bid Price Requirement because the closing bid price for our Common Stock was less than $1.00 for the previous 30 consecutive business days. The September Letter had no immediate effect on our continued listing on The Nasdaq Capital Market. Under Nasdaq Listing Rule 5810(c)(3)(A), we have a 180-calendar day period, or until March 10, 2025 (the Compliance Date), to regain compliance with the Minimum Bid Price Rule. If we do not regain compliance by the Compliance Date, we may be eligible for an additional 180-calendar day period, subject to satisfying the conditions in the applicable Nasdaq Listing Rules. If, before the Compliance Date, our Common Stock has a closing bid price of $0.10 per share or less for ten consecutive trading days, the Staff will issue a Staff Delisting Determination under Nasdaq Listing Rule 5810 with respect to our Common Stock.
There can be no assurance that we will be able to regain compliance with the Minimum Bid Price Requirement. We are monitoring the closing bid price of our Common Stock and will consider options to regain compliance with the Minimum Bid Price Requirement.
Merger with Vallon Pharmaceuticals, Inc.
In April 2023, the Company (formerly Vallon Pharmaceuticals, Inc. (Vallon)) consummated a merger with GRI Bio Operations, Inc. (formerly GRI Bio, Inc. (GRI Operations)) pursuant to an Agreement and Plan of Merger, as amended (the Merger Agreement), by and among the Company, GRI Operations, and Vallon Merger Sub, Inc. (Merger Sub), a Delaware corporation and wholly-owned subsidiary of the Company. Pursuant to the Merger Agreement, Merger Sub merged with and into GRI Operations, with GRI Operations continuing as our wholly-owned subsidiary (the Merger). In connection with the closing of the Merger, we amended our Certificate of Incorporation and Bylaws to change our name from “Vallon Pharmaceuticals, Inc.” to “GRI Bio, Inc.”
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
Our research and development expenses have consisted primarily of costs related to our development program for our lead product candidate GRI-0621. These expenses include:
•employee-related expenses, such as salaries, bonuses and benefits, consultant-related expenses such as consultant fees and bonuses, stock-based compensation, overhead-related expenses and travel-related expenses for our research and development personnel; and
•expenses incurred under agreements with contract research organizations, contract manufacturing organizations and research laboratories in connection with our preclinical development, process development, manufacturing and clinical development activities as well as consultants that support the implementation of our clinical and non-clinical studies.

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
Results of Operations
Comparison of the Three Months Ended September 30, 2024 and 2023
The following table summarizes the results of our operations for the periods indicated (in thousands):

	Three Months Ended September 30,
	2024	2023
Operating expenses:
Research and development	1,130	$1,189
General and administrative	1,000	1,250
Total operating expenses	2,130	2,439
Loss from operations	(2,130)	(2,439)
Change in fair value of warrant liability	—	46
Other income	—	250
Interest income (expense)	7	6
Net loss	$(2,123)	$(2,137)

Research and Development Expenses
Research and development expenses were $1.1 million and $1.2 million for the three months ended September 30, 2024 and 2023, respectively. The $0.1 million decrease in research and development expenses was primarily due to a decrease of $0.1 million in personnel expenses.
General and Administrative Expenses
General and administrative expenses were $1.0 million and $1.3 million for the three months ended September 30, 2024 and 2023, respectively. The $0.3 million decrease was primarily related to a $0.3 million decrease in stock based compensation expense.
Change in Fair Value of Warrant Liability
The change in fair value of $0.1 million represents a decrease in the fair value of the warrants outstanding during the three months ended September 30, 2024.
Other Income
Other income was $0.3 million for the three months ended September 30, 2023 as a result of payments received under the terms of the Aardvark Agreement entered into in August 2023.
Interest Income (Expense)
Interest income was $7,000 and $6,000 for the three months ended September 30, 2024 and 2023, respectively.
Comparison of the Nine Months Ended September 30, 2024 and 2023
The following table summarizes the results of our operations for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2024	2023
Operating expenses:
Research and development	$2,939	$2,186
General and administrative	3,342	7,175
Total operating expenses	6,281	9,361
Loss from operations	(6,281)	(9,361)
Change in fair value of warrant liability	3	167
Other income	—	250
Interest expense, net	19	(2,089)
Net loss	$(6,259)	$(11,033)
Research and Development Expenses
Research and development expenses were $2.9 million and $2.2 million for the nine months ended September 30, 2024 and 2023, respectively. The $0.7 million increase in research and development expenses was primarily due to increases of $0.7 million in expenses related to the development program of GRI-0621, offset by a $0.1 million decrease in personnel expenses.
General and Administrative Expenses
General and administrative expenses were $3.3 million and $7.2 million for the nine months ended September 30, 2024 and 2023, respectively. The $3.9 million decrease was primarily related to decreased costs for professional fees, including legal, accounting and investment banking fees as a result of the completion of the Merger of $3.3 million and a decrease in personnel expenses of $0.5 million as a result of a decrease in bonus expense.

Change in Fair Value of Warrant Liability
The change in fair value of $0.2 million represents a decrease in the fair value of the warrants outstanding during the nine months ended September 30, 2024.
Other Income
Other income was $0.3 million for the nine months ended September 30, 2023 as a result of payments received under the terms of the Aardvark Agreement entered into in August 2023.
Interest Income (Expense), net
Interest income was $19,000 for the nine months ended September 30, 2024. Interest expense, net, was $2.1 million for the nine months ended September 30, 2023, and related to the Bridge Notes.
Liquidity and Capital Resources
Since inception, we have incurred losses and expect to continue to incur losses for the foreseeable future. We incurred net losses of $6.3 million and $11.0 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $37.8 million.
We have financed our working capital requirements to date through the issuance of common stock, warrants, convertible notes and promissory notes. As of September 30, 2024, we had $4.7 million in cash.
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$(6,612)	$(3,430)
Investing activities	—	(8)
Financing activities	9,550	6,917
Net increase in cash and cash equivalents	$2,938	$3,479
Cash Flows from Operating Activities
For the nine months ended September 30, 2024 and 2023, $6.6 million and $3.4 million were used in operating activities, respectively. The $3.2 million increase was primarily due to a decrease in non-cash adjustments of $2.1 million related to the amortization of debt discounts and debt issuance costs, $0.2 million related to stock-based compensation expenses and $0.2 million related to the change in the carrying amount of right-of-use assets, as well as a $5.0 million increase in accounts payable and a $1.7 million increase in accrued expenses, offset by a $4.8 million decrease in net loss and a $1.2 million increase in prepaid and other assets.
Cash Flows from Investing Activities
Net cash used in investing activities was $8,000 for the nine months ended September 30, 2023, which was related to the purchase of computer equipment.
Cash Flows from Financing Activities
Net cash provided by financing activities was $9.6 million for the nine months ended September 30, 2024 and was primarily related to $11.5 million of proceeds from the February 2024 Purchase Agreement, the ATM Offering and the June 2024 Purchase Agreement. The increase was offset by $1.9 million of stock issuance costs.
Net cash provided by financing activities was $6.9 million for the nine months ended September 30, 2023 and was primarily due to $12.3 million of proceeds from the Equity SPA and $1.3 million of proceeds from the funding of the second tranche of the Bridge

Notes. These proceeds were offset by $2.9 million of net liabilities assumed in the connection with the Merger, $3.0 million in costs associated with the Merger, the payment of $0.5 million of debt issuance costs related to the Bridge Notes and $0.2 million of stock issuance costs related the Equity SPA.
October 2024 Repricing Letter Agreements
On October 21, 2024, we entered into the Repricing Letter Agreements with the Holders of the Prior Warrants to purchase an aggregate of 762,236 shares of Common Stock, offering the Holders the opportunity to exercise all of their Prior Warrants for cash at the Reduced Exercise Price. The Holders also received Series D-1 Warrants exercisable for up to an aggregate of 762,236 shares of Common Stock and Series D-2 Warrants exercisable for up to an aggregate of 762,236 shares of Common Stock. The gross proceeds to the Company from the exercise of the Prior Warrants were $0.8 million prior to deducting placement agent fees and offering expenses.
June 2024 Securities Purchase Agreement
On June 26, 2024, we entered into the June 2024 Purchase Agreement, pursuant to which we issued and sold, in the June 2024 Offering), (i) 60,000 June 2024 Shares, (ii) 2,125,793 June 2024 Pre-Funded Warrants exercisable for an aggregate of 2,125,793 shares of Common Stock, (iii) 2,185,793 Series C-1 Common Warrants exercisable for an aggregate of 2,185,793 shares of Common Stock, and (iv) 2,185,793 Series C-2 Common Warrants exercisable for an aggregate of 2,185,793 shares of Common Stock for net proceeds of $3.2 million, after deducting offering expenses of $1.1 million.
May 2024 At The Market Offering
As of September 30, 2024, we have sold 2,387,296 shares of our Common Stock in the ATM Offering at a weighted-average price of $0.83 per share, raising $2.0 million of gross proceeds and net proceeds of $1.9 million, after deducting commissions to the sales agent and other ATM Offering related expenses. On July 26, 2024, we filed a prospectus supplement to our registration statement on Form S-3 (File No. 333-279348) to increase the amount of shares of Common Stock that we may offer and sell under the Sales Agreement and applicable registration statement to an aggregate offering price of up to $2.6 million, which amount does not include the shares of Common Stock having an aggregate gross sales price of approximately $1.0 million that were sold under the ATM Offering through June 30, 2024.
February 2024 Securities Purchase Agreement
On February 1, 2024, we entered into the February 2024 Purchase Agreement, pursuant to which we issued and sold, in a public offering, (i) 25,419 February 2024 Shares, (ii) 359,196 February 2024 Pre-Funded Warrants exercisable for an aggregate of 359,196 shares of Common Stock, (iii) 384,615 Series B-1 Common Warrants exercisable for an aggregate of 384,615 shares of Common Stock, and (iv) 384,615 Series B-2 Common Warrants exercisable for an aggregate of 384,615 shares of Common Stock for net proceeds of $4.4 million, after deducting offering expenses of $1.1 million.
Equity Securities Purchase Agreement
In connection with signing the Merger Agreement, we entered into the Equity SPA with GRI Operations and Altium pursuant to which Altium agreed to invest $12.3 million in cash and cancel any outstanding principal and accrued interest on the Bridge Notes in return for the issuance of shares of GRI Operations common stock immediately prior to the consummation of the Merger for net proceeds of $11.7 million, after deducting offering expenses of $0.5 million.
Future Funding Requirements
Our net losses were $6.3 million and $11.0 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had $4.7 million in cash and an accumulated deficit of $37.8 million. We expect to devote substantial financial resources to our planned activities, particularly as we prepare for, initiate, and conduct our planned clinical trials of GRI-0621 and GRI-0803, advance our discovery programs and continue our product development efforts. In addition, we expect to incur additional costs associated with operating as a public company.

Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into the middle of the first quarter of 2025.
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
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of its financial condition and results of operations is based on its unaudited interim consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (GAAP). The preparation of these unaudited interim consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in the unaudited interim consolidated financial statements and accompanying notes. Management evaluates these estimates and judgments on an ongoing basis. Management bases its estimates on historical experience and on various other factors that it believes are reasonable under the circumstances. Actual results could differ from those estimates.
Our significant accounting policies are described in more detail in Note 3, “Summary of Significant Accounting Policies”, in our Annual Report.
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
Item 4. Controls and Procedures.
Management’s Evaluation of our Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e)) of the Exchange Act as of September 30, 2024. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures, as defined above, are effective.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities and Use of Proceeds
On September 6, 2024, in exchange for the cancellation of all outstanding previously issued Series T Warrants issued pursuant to the Equity SPA held by Altium, the Company issued to Altium 1,790 shares of Common Stock in accordance with Section 3(a)(9) of the Securities Act.
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2024, none of our directors or officers adopted or terminated “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description	Filed Herewith	Form	Incorporated by Reference File No.	Date Filed

3.1	Amended and Restated Certificate of Incorporation, as amended.		S-1	333-280323	6/20/2024

3.2	Amended and Restated Bylaws.		8-K/A	001-40034	5/26/2023

4.1	Form of Series D-1 Warrant.		8-K	001-40034	10/22/2024

4.2	Form of Series D-2 Warrant.		8-K	001-40034	10/22/2024

4.3	Form of Placement Agent Warrant.		8-K	001-40034	10/22/2024

10.1	Form of Repricing Letter Agreement.		8-K	001-40034	10/22/2024

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	iXBRL Instance Document

101.SCH	iXBRL Taxonomy Extension Schema Document

101.CAL	iXBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	iXBRL Taxonomy Extension Definition Linkbase Document

101.LAB	iXBRL Taxonomy Extension Label Linkbase Document

101.PRE	iXBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________________________
Unless otherwise indicated, exhibits are filed herewith.

*	This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, except to the extent specifically incorporated by reference into such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRI BIO, INC.

Date: November 14, 2024	By:	/s/ Leanne M. Kelly
Name: Leanne M. Kelly
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)