Form 10-K
period 2024-12-31
GRI Bio, Inc.
filed 2025-03-14
CIK 1824293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-K
________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No   ☒
As of June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $1.5 million based on the last reported sale price of the registrant’s common stock on The Nasdaq Capital Market on June 30, 2024.
As of March 11, 2025, 525,358 shares of the Registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

GRI BIO, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (Annual Report) contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to management. Some of the statements in the sections captioned “Item 1. Business,” “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Annual Report contain forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
•our history of losses and need for additional capital to fund our operations, our inability to obtain additional capital on acceptable terms, or at all, our ability to continue as a going concern, and our need to liquidate if we fail to obtain adequate funding, which could result in our stockholders receiving no value for their investment;
•our ability to remain listed on The Nasdaq Capital Market;
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
•developments and projections relating to our competitors and their industries;
•the impact of government laws and regulations;
•our ability to protect our intellectual property position;
•estimates regarding future revenue, expenses, capital requirements, and need for additional financing;
•any statements about the effect, or potential effect, of the reverse stock splits, including the February 2025 Reverse Stock Split (as defined below), on the price or trading of our common stock, par value $0.0001 per share (the Common Stock), on The Nasdaq Capital Market; and
•statements of belief and any statement of assumptions underlying any of the foregoing.
These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A. “Risk Factors” and elsewhere in this Annual Report. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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

You should read this Annual Report and the documents that we reference in this Annual Report and have filed with the U.S. Securities and Exchange Commission (the SEC) as exhibits to the Annual Report with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.
As used in this Annual Report, unless the context requires otherwise, the “Company,” “GRI Bio,” “we,” “us” and “our” refer to GRI Bio, Inc.
RISK FACTOR SUMMARY
The following is a summary of the principal risks described below in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. We believe that the risks described in the “Risk Factors” section are material to investors, but other factors not presently known to us or that we currently believe are immaterial may also adversely affect us. The following summary should not be considered an exhaustive summary of the material risks facing us, and it should be read in conjunction with the “Risk Factors” section and the other information contained in this Annual Report.
Risks Related to Our Financial Position and Need for Additional Capital
•We have incurred significant net losses since inception and we expect to continue to incur significant net losses for the foreseeable future. We have never been, and may never be, profitable.
•We will require substantial additional capital to finance our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and drug development programs, future commercialization efforts or other operations.
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
•Even if we obtain U.S. Food and Drug Administration (FDA) approval of any of our product candidates, if any, we may never obtain approval or commercialize these product candidates outside of the United States, which could limit our ability to realize their full market potential.
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
Risks Related to Our Reliance on Third Parties
•We rely on third parties to conduct our clinical trials, manufacture our product candidates and perform other services. If these third parties do not successfully carry out their contractual duties, meet expected timelines or otherwise conduct the trials as required or perform and comply with regulatory or contractual requirements, we may not be able to successfully complete clinical development, obtain regulatory approval or commercialize our product candidates when expected or at all, and our business could be substantially harmed.
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
•We may be unable to adequately protect our internal information systems, or those used by our CROs, clinical sites, or other contractors or consultants upon which we rely, from cyberattacks, compromises, cybersecurity incidents, or other disruptions, which could result in the compromise of sensitive or proprietary information, lead to operational or service interruption, harm our reputation, and subject us to litigation, fines and other significant financial and legal exposure, and other material and adverse consequences.
Risks Related to Financing, our Common Stock and Capital Requirements
•We expect the stock price of our Common Stock to be highly volatile.
•Future sales and issuances of our securities could result in additional dilution of the percentage ownership of our stockholders and could cause our share price to fall.
•The February 2025 Reverse Stock Split may have caused our stock price to decline relative to its value before the split and likely has reduced the liquidity of shares of our Common Stock.

MARKET, INDUSTRY AND OTHER DATA
This Annual Report contains estimates, projections and other information concerning our industry, our business and the markets for our drug candidates, including data regarding the estimated size of such markets and the incidence of certain medical conditions. We obtained the industry, market and similar data set forth in this Annual Report from our internal estimates and research and from independent industry publications, governmental publications, reports by market research firms or other independent sources that we believe to be reliable sources. In some cases, we do not expressly refer to the sources from which this data is derived. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. Our internal data and estimates are based upon information obtained from trade and business organizations and other contacts in the industry in which we operate, and our management’s understanding of industry conditions. While we believe our internal research is reliable, it has not been verified by an independent source. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. We are responsible for all of the disclosure contained in this Annual Report, and we believe these industry publications and third-party research, surveys and studies are reliable. While we are not aware of any misstatements regarding any third-party information presented in this Annual Report, their estimates, in particular, as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties, and are subject to change based on various factors, including those discussed under the section entitled “Item 1A. Risk Factors” in this Annual Report, and elsewhere in this Annual Report.

PART I
Item 1.    BUSINESS.
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
Our lead product candidate, GRI-0621, is an oral inhibitor of type 1 invariant Natural Killer T (iNKT) cells. GRI-0621 is also an oral formulation of tazarotene, a synthetic RAR-beta and gamma selective agonist, that is approved in the United States for topical treatment of psoriasis and acne. As of December 31, 2024, it has been evaluated in over 1,700 patients as an oral product for up to 52-weeks. We are developing GRI-0621 for the treatment of severe fibrotic lung diseases such as idiopathic pulmonary fibrosis (IPF), a life-threatening progressive fibrotic disease of the lung that affects approximately 140,000 people in the United States, with up to 40,000 new cases per year in the United States. Some estimate that IPF affects 3 million people globally. While there are currently two approved therapies for the treatment of lung fibrosis, neither has been associated with improvements in overall survival, and both therapies have been associated with significant side effects leading to poor therapeutic adherence. In preliminary data from our trials to date with GRI-0621, and earlier trials with oral tazarotene, we have observed GRI-0621 to be well-tolerated and to inhibit iNKT cell activity in subjects. We and others have shown that activated iNKT are upregulated in IPF, primary sclerosing cholangitis (PSC), non-alcoholic steatohepatitis (NASH), alcoholic liver disease (ALD), systemic lupus erythematosus disease (SLE), multiple sclerosis (MS), ulcerative colitis (UC) patients, as well as other indications. In these patients activated iNKT cells are correlated with more severe disease. The U.S. Food and Drug Administration (FDA) has cleared our IND application for GRI-0621 for the treatment of IPF and we plan to evaluate GRI-0621 in a randomized, double-blind, multi-center Phase 2a biomarker study, for which we commenced enrollment in December 2023. Based on our current projections, we expect topline results from this trial to be available in the third quarter of 2025. Additionally, on March 1, 2024, we received authorization of our clinical trial application (CTA) from the United Kingdom Medicines and Healthcare Products Regulatory Agency (MHRA) to initiate the Phase 2a biomarker study evaluating GRI-0621 for the treatment of IPF in the United Kingdom. On September 24, 2024, we received approval from the Australian Human Research Ethics Committee (HREC) to initiate the Phase2a biomarker study evaluating GRI-0621 for the treatment of IPF in Australia, after previously receiving authorization on our CTA from the Australian MHRA.
Our product candidate portfolio also includes GRI-0803 and a proprietary library of 500+ compounds. GRI-0803, the lead molecule selected from the library, is a novel oral agonist of type 2 diverse Natural Killer T (dNKT) cells. We are developing GRI-0803 for the treatment of autoimmune disorders, with much of our preclinical work in SLE or lupus and MS. In lupus, the immune system mistakenly attacks its own healthy tissues, especially joints and skin, but can affect almost every organ and tissue of the body. The condition can be fatal, and often causes debilitating bouts of fatigue and pain that prevent nearly half of adult patients from working. Lupus affects between 160,000 - 200,000 patients in the United States, with around 80,000 – 100,000 patients in the United States suffering from kidney nephritis, one of the most serious manifestations of SLE, typically within five years of diagnosis. There is no cure for lupus, but medical interventions and lifestyle changes can help control it. SLE treatment consists primarily of immunosuppressive drugs that inhibit the activity of the immune system. Only two drugs have been approved for lupus in the past 50 years, and new treatment options are sorely needed. Subject to IND clearance, we intend to evaluate GRI-0803 in a Phase 1a and 1b trial initially targeting SLE. We expect to file an IND with respect to this Phase 1a and 1b trial in 2025. We will continue to evaluate indications to select the best fit for further development of the program, but our initial focus is on lupus.

Our Pipeline
We have retained global development and commercialization rights to all of the product candidates in our pipeline. The chart below summarizes key information about our programs. We are also progressing several preclinical and clinical assets that have shown promise in preclinical models associated with disease.
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
We evaluated GRI-0621 in a pilot Phase 2a trial in 14 hepatically impaired chronic liver disease patients. The study was originally intended to evaluate 60 patients, but we made the administrative decision to halt the study after enrolling 14 patients due to recruitment challenges and updated guidance from the FDA regarding the design of NASH clinical studies. In this limited number of patients, GRI-0621 was observed to be well-tolerated, however, the study was underpowered to meet its endpoints with statistical significance. In December 2023, we commenced enrollment in our Phase 2a trial in IPF patients and we expect topline results from this trial to be available in the third quarter of 2025.
We are also developing GRI-0803, a novel orally administered activator of dNKT cells, from which we observed therapeutic benefit in multiple models of autoimmunity. We believe GRI-0803 has the potential to treat SLE and related kidney nephritis, MS, autoimmune hepatitis, and other autoimmune disorders.
In addition, we have a library of over 500 novel compounds acquired from JADO Technologies GmbH. The library was designed to mimic the structure and function of GRI-0124 (miltefosine), a potent activator of dNKT cells. GRI-0803 is the lead product candidate selected from the library.
We are built upon decades of experience studying the activity of Natural Killer T (NKT) cells and their role in health and disease. Our company was founded by three immunologists, including an internationally recognized leader in NKT cell research who contributed to the initial characterization of NKT subsets, characterized the T cell receptor binding of iNKT and dNKT cells with their respective ligands and identified and characterized the role of iNKT and dNKT cells in inflammatory, fibrotic, and autoimmune disorders.
We believe that our founders’ and management’s experience provide unique insights into the activity of NKT cells and their role in chronic inflammatory, fibrotic, and autoimmune disorders. We are led by W. Marc Hertz, Ph.D., our President and Chief Executive Officer, a biotechnology executive who previously served as Chief Executive Officer of Pharmexa, Inc. and Multimeric Biotherapeutics, Inc. and as part of the senior management of Pharmexa A/S. Albert Agro, Ph.D., our Chief Medical Officer, has extensive experience in the biotechnology and pharmaceutical industries and previously held senior positions in global clinical development Boehringer Ingelheim International GmbH and Bayer Inc., as well as executive positions at Cynapsus Therapeutics Inc. (Chief Medical Officer), vTv Therapeutics Inc. (Sr. Vice President Development) and Sublimity Therapeutics Limited (Chief Executive Officer). Dr. Agro maintains a faculty appointment at McMaster University in the Department of Pathology and Molecular Medicine. Vipin Kumar Chaturvedi, Ph.D., our Chief Scientific Officer, is an internationally recognized leader in NKT cell research. GRI’s technologies are based on his work identifying NKT cell subsets and their differential roles in inflammatory, fibrotic, and autoimmune disease. Dr. Kumar is an Adjunct Professor at the University of California, San Diego, and former Professor of Medicine where he headed the Laboratory of Immune Regulation.

We are supported by our board of directors (the Board) and clinical advisory boards and have been funded to date by family offices and leading life sciences investors.
Our Strategy
Our goal is to become a leader in developing and commercializing therapeutics that target diseases with significant unmet needs. Our initial focus is on developing product candidates that target the activity of NKT cells and their role in driving dysregulated immune responses. Our strategy is focused on the following key components:
•Efficiently advance the clinical development of GRI-0621 in IPF. We intend to conduct a randomized double-blind placebo-controlled Phase 2a trial in approximately 36 patients with IPF with topline data expected in the third quarter of 2025. This orphan disease is therapeutically underserved, and we believe that GRI-0621 may have the ability to become the first true disease-modifying therapy for these patients. Assuming a positive result in this trial, we plan to initiate a Phase 2b trial that could support an application for conditional approval of GRI-0621 in the European Union (the EU) and could have the potential to be regarded as a registrational trial in the United States.
•Advance GRI-0803 through Phase 1a/1b studies initially targeting SLE. Subject to IND clearance, we intend to evaluate GRI-0803 in a Phase 1a and 1b trial initially targeting SLE. We expect to file an IND with respect to this trial in 2025.
•Leverage our understanding of iNKT and dNKT cells in disease and continue evaluating GRI-0621, GRI-0803, and additional product candidates in subsequent indications. We intend to expand our leadership as a company dedicated to developing therapies that directly target the biological processes driving dysregulated immune responses. We also intend to selectively pursue business development opportunities to expand our product portfolio and supporting technologies.
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
NKT cells are innate-like T cells that bridge the adaptive and innate immune systems (see Figure 2). They share properties of both NK and T cells, control the expression of key cytokines/chemokines, and are critical regulators of immune responses. iNKT cells are effector T cells that can play a pathogenic role in lung, liver, and autoimmune indications; while dNKT cells are regulatory T cells that inhibit the activity of iNKT cells, as well as other cell types, and support an anti-inflammatory response. dNKT cells can shift the response from a destructive pro-inflammatory and cytotoxic environment towards an anti-inflammatory and protective environment (see Figure 3) and are critical for minimizing the damage caused by inflammatory responses in certain fibrotic and autoimmune diseases.
__________________
Figure 3. iNKT and dNKT cells have opposing roles in controlling inflammation (arrows in the left panel indicate activation and arrows in the right panel indicate inhibition).
Repeated activation of iNKT cells can lead to chronic pulmonary diseases and are elevated in patients. Regulating iNKT cell activity has been observed to be therapeutic in animal models of IPF and activated iNKT cells accumulate in the lungs of IPF, NASH and SLE patients, as well as other chronic inflammatory, fibrotic, and autoimmune disease populations.
__________________
Figure 4. Activated iNKT cells are increased in PBMC samples from IPF, MASH and SLE patients compared to healthy subjects.
Current IPF therapies slow the decline in lung function but do not improve overall survival. Regulating iNKT cell activity and their ability to promote macrophage polarization, TGF-beta production, and activation of myofibroblasts suggests they may reduce fibrosis progression and lead to improved survival outcomes in IPF. Activated iNKT cells are significantly upregulated in IPF patients and have the potential to be an important pharmacodynamic biomarker for these patients. We have observed that activated iNKT cells increase in patients with metabolic dysfunction-associated steatohepatitis (MASH) as the disease progresses from healthy individuals to mild non-alcoholic fatty liver disease and advanced MASH and believe iNKT may be a similar biomarker for IPF patients (see Figure 5).

__________________
Figure 5. CXCR3+ IFN-gamma+ activated iNKT cells increase in MASH patients as disease progresses from healthy, mild to advanced disease.
In models of pulmonary, renal, and hepatic fibrosis - including IPF, SLE, MASH, ALD, DILI, and autoimmune hepatitis - iNKT cells play an important pathogenic role in mediating tissue damage by rapidly accumulating, becoming activated and secreting cytokines and chemokines for induction of a pro-inflammatory cascade that includes activation of the IL-1beta inflammasome and neutrophil recruitment, differentiation and activation of pro-fibrotic myofibroblasts / hepatic stellate cells, collagen deposition and fibrosis.
GRI has also identified several modulators of dNKT cell activity, including cis-tetracosenoyl sulfatide (sulfatide), certain phospholipids, and GRI-0124. GRI-0803, as well as GRI’s library of over 500 compounds, are structurally related to GRI-0124. In vivo administration of GRI-0803 and GRI-0124 activates dNKT cells and inhibits the expansion of activated iNKT cells. Together, we believe these data support a model of iNKT inhibitors, such as GRI-0621, and dNKT modulators, such GRI-0803, as well as GRI-0124 and GRI-0729, working together to balance inflammatory immune responses.
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
Current treatments for IPF and their limitations
Some IPF patients with mild or moderate symptoms are treated with either nintedanib, marketed as OFEV by Boehringer Ingelheim Pharmaceuticals, Inc., or pirfenidone, marketed as Esbriet by Genentech USA, Inc. These drugs have been shown to slow progression of decrease in lung function associated with IPF and deterioration of pulmonary function, but neither drug has been associated with improvements in overall survival, and both have been associated with significant side effects. It is estimated that over 60% of patients dosed with nintedanib have diarrhea and approximately 14% experience elevated levels of liver enzymes. Approximately 30% of patients treated with pirfenidone have skin rash, and approximately 9% experience photosensitivity, both of which can lead to dose reductions or discontinuations. Both agents have some efficacy in patients with more advanced disease, but high rates of discontinuations due to adverse events in these frailer patients limit their use. A survey of 290 physicians published by a third-party in 2017 found that over half of IPF patients are not being treated with either agent for multiple reasons, including physicians not having sufficient confidence in clinical benefit and concerns about safety. A retrospective cohort analysis of prescription records conducted by researchers at the Mayo Clinic and presented in 2019 found that the adoption of pirfenidone and nintedanib by IPF patients was approximately 10% for each therapy, supporting the earlier observation that the majority of IPF patients are not actively being treated. Despite this, total worldwide sales of pirfenidone and nintedanib in 2022 were $4.3 billion combined.
Our Solution - GRI-0621
We are developing GRI-0621 as an oral gel capsule formulation to treat IPF patients. GRI-0621 is differentiated from current IPF therapies because it is designed to reset the dysfunctional immune response driving disease by inhibiting the activity of iNKT cells, as opposed to targeting a symptom of the disease that is downstream of the dysregulated immune response. GRI-0621 has been evaluated as an oral formulation in approximately 1,700 psoriasis, acne, and liver disease patients and in those patient populations and studies, the molecule was well-tolerated with typical reported adverse events associated with hypervitaminosis A (headache, back pain, foot pain, cheilitis, hyperglycemia, arthralgia, myalgia, joint disorder, nasal dryness, dry skin, rash, and dermatitis).
In preclinical studies, animals lacking iNKT cells were observed to be protected from fibrosis in models of IPF, MASH, ALD, autoimmune liver disease, and DILI. Similarly, inhibiting the activity of iNKT cells can protect and/or treat animals from developing fibrosis. Fibrosis is a complex dynamic process involving several signaling molecules, differentiation pathways, and multiple cell types in different tissues. Thus, when the wound repair mechanism goes awry due to chronic inflammation/injury, this results in tissue scarring, stiffness and eventually malfunction. Despite its complexity, scientific literature suggests that there are common biological mechanisms that drive fibrosis in different tissues such as lung, liver, and kidney.
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
One of the most important signaling molecules driving fibrogenesis is TGF-beta. In our models of pulmonary and hepatic, and renal fibrosis, functional inactivation of iNKT cells with iNKT inhibitors or dNKT cell activators led to a significant inhibition of this key mediator of fibrosis (see Figure 9).

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
__________________
Figure 10. Hepatic inflammation & steatosis (H&E), myofibroblast activation (anti-SMA) and fibrosis (Sirius Red) were inhibited (left histology panels and upper bar graphs) as well as IFN-gamma, TNF-alpha, and IL-2 (lower bar graphs) following GRI-0621 administration in the choline-deficient L-amino-defined model of MASH.
__________________
Figure 11. iNKT inhibitors observed to prevent inflammation, inflammatory cytokines, and TGF-beta in a bleomycin model of pulmonary fibrosis.

Sham
Vehicle
GRI-0621
Nintedanib
H&E Staining
α-SMA Staining
Masson's Trichrome
Sirius Red
ID: 101
ID: 206
ID: 303
ID: 409
ID: 101
ID: 206
ID: 309
ID: 405
ID: 101
ID: 208
ID: 302
ID: 409
ID: 101
ID: 206
ID: 303
ID: 411
x100
x200
Lung Injury Score
α-SMA positive Area (%)
Aschroft Score
Positive Area (%)
**
****
*
****
**
**
*
Sham
Vehicle
GRI-0621
Nintedanib

__________________
Figure 12. GRI-0621 observed to improve lung injury (H&E), myofibroblast activation (a-SMA) and fibrosis (Mason’s Trichrome and Sirius Red) in a bleomycin treatment model of pulmonary fibrosis.
GRI-0621 Pilot Phase 2a Trial in Hepatically Impaired Subjects
We evaluated GRI-0621 in a pilot Phase 2a trial in hepatically impaired chronic liver disease patients. The study was originally intended to evaluate 60 patients, but we made the administrative decision to halt the study after enrolling 14 patients due to recruitment challenges and updated guidance from the FDA regarding the design of non-alcoholic steatohepatitis (NASH) clinical studies. In this limited number of patients, GRI-0621 was observed to be well-tolerated and showed improvements in liver function tests, serum CK-18, and in iNKT cell activity, however, the study was underpowered to meet its endpoints with statistical significance. Adverse events were generally mild and consistent with RAR-beta and gamma agonism (see table below).

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
GRI-0621 Phase 2a Trial in Patients with IPF
In December 2023 we commenced enrollment for our Phase 2a trial. This trial will be a twelve-week, multicenter, multinational, randomized, placebo-controlled trial in approximately 36 patients with IPF. A 4.5 mg dose will be compared to placebo over twelve weeks of treatment in subjects with a confirmed diagnosis of IPF on background therapy. Subjects will complete a screening visit to evaluate their medical history, present condition, laboratory assessments, comorbidities, and concomitant medications. Based on these findings, subjects will be randomly assigned to one of two treatment arms: 4.5 mg of GRI-0621 or placebo in a 2:1 randomization. Weekly visits out to twelve weeks will evaluate safety, pharmacokinetics, and efficacy/mechanism of action of GRI-0621 as assessed by the activation of iNKT cells from both blood at weeks 6 and 12 and bronchi-alveolar lavage fluid at week 12. As a secondary endpoint, various biomarkers will also be evaluated to support the mechanism of action of GRI-0621. Subjects will be followed for at least two weeks after completion of dosing. Topline data from this trial should be available in the third quarter of 2025. Final results from this trial will be used to determine dose, safety sample size, clinically relevant endpoints, and duration in communication with the FDA in designing the registration program moving forward.

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
Our Solution - GRI-0803
Scientific studies have suggested that iNKT plays an important pathogenic role in kidney diseases, including acute kidney injury, ischemic reperfusion injury and lupus nephritis. Accordingly, iNKT cells were activated in peripheral blood of lupus patients (see Figure 4, above) and in spontaneous models of lupus. Notably, activation of dNKT leads to a dendritic cell-mediated inhibition of iNKT cells. In our preclinical studies, a dNKT activating molecule, GRI-0803, was observed to inhibit both murine and human iNKT cells. Oral administration of GRI-0803, a dNKT activating molecule, was observed to inhibit lupus nephritis and to significantly improve overall survival.
Following a weekly oral administration of GRI-0803 in a spontaneous model of lupus nephritis significant inhibition of pro-inflammatory cytokines, including IL-17 and IL-6 (see Figure 13) was observed. Other fibrogenic molecules, including TGF-beta, were also observed to be inhibited leading to blocking of collagen deposition and renal fibrosis (see Figure 14). This was observed to be accompanied by inhibition of cellular infiltration (including B cells and T cells) into the kidney and glomerular pathology. Furthermore, following GRI-0803 administration, significant inhibition of pathogenic anti-dsDNA antibodies, and proteinuria as measured in urine (see Figures 15 and 16) was observed. Additionally, GRI-0803 was observed to block activation of plasmacytoid dendritic cells and type I interferon signaling pathway genes involved in renal injury. Inhibition of renal disease was reflected in the improvement of overall survival of proteinuria-free animals.
Lipocalin 2 (LCN2) is a glycoprotein secreted by several immune cells and promotes pro-inflammatory immune responses in autoimmune diseases and suggested to be an indicator of the severity of lupus nephritis. Interestingly, among other inflammatory genes, significant inhibition of LCN2 expression in the kidney was observed in animals orally treated with GRI-0803 in comparison to that in the control group (see Figure 13).

__________________
Figure 13. Inhibition of several key pro-inflammatory, fibrotic and kidney disease promoting genes in a spontaneous lupus model observed following oral administration of GRI-0803.

Control
dNKT Agonist
H&E
PAS
Trichrome

- ✓ Inflammation Decreased
- ✓ Interstitial Anatomy Improved
- ✓ Collagen Deposition & Fibrosis Stopped

__________________
Figure 14. GRI-0803 administration observed to inhibit inflammatory cellular infiltration (H&E), glomerular pathology (PAS), and kidney fibrosis (Trichrome) in a spontaneous lupus model.

__________________
Figure 15. Observed inhibition anti-dsDNA antibodies in serum and increased overall survival in a lupus model following treatment with GRI-0803.
__________________
Figure 16. Significant inhibition of proteinuria in urine and spontaneously occurring lupus nephritis observed in animals orally treated with GRI-0803.
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
GRI-0803 Phase 1 Trial
We plan to initiate a Phase 1 trial upon completion of the toxicology program for GRI-0803. Assuming positive results, we anticipate filing an IND in 2025. The Single Ascending Dose (SAD) trial will be run in healthy volunteers. Up to six doses will be evaluated in cohorts of 12 subjects with 10 receiving a dose of GRI-0803 and two receiving placebo. The safety in each cohort will be evaluated with an Independent Safety Review Board (ISRB) along with the GRI clinical management. After completion of the first cohort, subsequent cohorts will begin within two weeks of dosing the previous cohort. Pharmacokinetics and safety will be the primary endpoint of the SAD trial. The completion of this trial should take approximately three months from when the first cohort is dosed.
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
There are several large biotechnology and biopharmaceutical companies that are currently pursuing the development of products for the treatment of conditions GRI is also targeting, or may target in the future, including IPF, SLE, MS, UC, PSC and MASH. While we know of no other companies currently in clinical development targeting NKT cells as a method of treating any of the above conditions, companies that we are aware of that are targeting the treatment of these diseases include large companies with significant financial resources such as:
IPF - AstraZeneca PLC, Boehringer Ingelheim International GmbH, Bristol-Myers Squibb Co., Eli Lilly and Company, Genentech, Inc., GlaxoSmithKline plc, Endeavor Biomedicines, Inc., Guangzhou JOYO Pharma Co., Ltd., InSilico Medicine Hong Kong Ltd., Pliant Therapeutics, Inc., Suzhou Zelgen Biopharmaceuticals Co. Ltd., United Therapeutics Corp. and Vicore Pharma Holding AB.
SLE - Astellas Pharma Inc., AstraZeneca PLC, Aurinia Pharmaceuticals Inc., Biogen Inc., Bristol-Myers Squibb Co., Gilead Sciences, Inc., GlaxoSmithKline plc, Johnson & Johnson, Nektar Therapeutics, Novartis AG, Pfizer Inc., Roche Holding AG, Sanofi S.A. and UCB S.A. Additional smaller companies with significant resources include Anthera Pharmaceuticals, Inc., Aurinia Pharmaceuticals Inc., ImmuPharma PLC, Kezar Life Sciences, Inc., Vera Therapeutics, Inc. and Viela Bio, Inc.
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
To cover our proprietary technologies and our current pipeline of proprietary products and related methods, such as methods of use, we have filed patent applications representing six patent families. As of February 28, 2025, our patent estate included 12 issued United States patents, two United States pending non-provisional patent applications, 75 issued foreign patents and 10 foreign patent applications currently pending in various foreign jurisdictions.
Specifically, we own one patent family with claims directed to GRI-0621, and related methods of using the same to treat diseases, e.g. inflammatory conditions. Three United States and 22 foreign patents (Australia, Brazil, Canada, China, Europe (validated in nine countries), Hong Kong, Japan, South Korea, Mexico, and Russia) were granted in this family. Patent applications in this family are pending in multiple jurisdictions, including, for example, the European Patent Organization and China. Patents in this patent family are expected to expire in 2032, absent any patent term adjustments or extensions.
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
Government Regulation and Product Approval
Government authorities in the United States at the federal, state and local level, and in other countries, extensively regulate, among other things, the research, development, clinical trials, testing, manufacture (including any manufacturing changes), authorization, pharmacovigilance, adverse event reporting, recalls, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, import and export of pharmaceutical products and product candidates such as those we are developing. The processes for obtaining regulatory approvals in the United States and in foreign countries, along with subsequent compliance with applicable statutes and regulations, require the expenditure of substantial time and financial resources.
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
Acceptance of NDAs
Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, along with information relating to the product’s chemistry, manufacturing, controls, safety updates, patent information, abuse information and proposed labeling, are submitted to the FDA as part of an application requesting approval to market the product candidate for one or more indications. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of a drug product. The fee required for the submission and review of an application under the Prescription Drug User Fee Act (PDUFA) is substantial, and the sponsor of an approved application is also subject to an annual program fee assessed based on eligible prescription drug products. These fees are typically adjusted annually, and exemptions and waivers may be available under certain circumstances, such as where a waiver is necessary to protect the public health, where the fee would present a significant barrier to innovation, or where the applicant is a small business submitting its first human therapeutic application for review. Congress is required to re-authorize the agency’s user fee programs every five years, and current legislative provisions supporting the PDUFA program are set to expire on September 30, 2027.

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
Under the current PDUFA goals and policies agreed to by the FDA, the agency has ten months from the filing date in which to complete its initial review of a standard application that is a new molecular entity, and six months from the filing date for an application with “priority review.” The review process may be extended by the FDA for three additional months to consider new information or in the case of a clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission. Despite these review goals, the NDA review process can be very lengthy and it is not uncommon for FDA review of an application to extend beyond the PDUFA target action date. Most innovative drug products (other than biological products) obtain FDA marketing approval pursuant to an NDA submitted under Section 505(b)(1) of the FDCA, commonly referred to as a traditional or “full NDA.” In 1984, with passage of the Hatch-Waxman Act that established an abbreviated regulatory scheme authorizing the FDA to approve generic drugs based on an innovator or “reference” product, Congress also enacted Section 505(b)(2) of the FDCA, which provides a hybrid pathway combining features of a traditional NDA and a generic drug application. Section 505(b)(2) enables the applicant to rely, in part, on the FDA’s prior findings of safety and efficacy data for an existing product, or published literature, in support of its application. Section 505(b)(2) NDAs may provide an alternate path to FDA approval for new or improved formulations or new uses of previously approved products that would require new clinical data to demonstrate safety or effectiveness. Section 505(b)(2) permits the filing of an NDA in which the applicant relies, at least in part, on information from studies made to show whether a drug is safe or effective that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use. A Section 505(b)(2) applicant may eliminate or reduce the need to conduct certain preclinical or clinical studies, if it can establish that reliance on studies conducted for a previously-approved product is scientifically appropriate. The FDA may also require companies to perform additional studies or measurements, including nonclinical and clinical studies, to support the change from the approved product. The types of studies and extent of data necessary to establish the safety and/or effectiveness of the new product, such as the effects of changing the drug’s route of administration from topical to oral, are scientifically driven and determined on a case-by-case basis. The FDA may then approve the new product candidate for all or some of the labeled indications for which the referenced product has been approved, as well as for any new indication for which the Section 505(b)(2) NDA applicant has submitted data.

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
Decisions on NDAs
The FDA reviews an application to determine, among other things, whether the product is safe and whether it is effective for its intended use(s), with the latter determination being made on the basis of substantial evidence. The term “substantial evidence” is defined under the FDCA as “evidence consisting of adequate and well-controlled investigations, including clinical investigations, by experts qualified by scientific training and experience to evaluate the effectiveness of the product involved, on the basis of which it could fairly and responsibly be concluded by such experts that the product will have the effect it purports or is represented to have under the conditions of use prescribed, recommended, or suggested in the labeling or proposed labeling thereof.”
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
The FDA strictly regulates the marketing, labeling, advertising and promotion of drug products that are placed on the market. A product cannot be commercially promoted before it is approved, and approved drugs may generally be promoted only for their approved indications and for use in patient populations described in the product’s approved labeling. Promotional claims must also be consistent with the product’s FDA-approved label, including claims related to safety and effectiveness. The government closely scrutinizes the promotion of prescription drugs in specific contexts such as direct-to-consumer advertising, industry-sponsored scientific and educational activities, and promotional activities involving the Internet and social media. Although physicians may prescribe legally available products for off-label uses, manufacturers may not market or promote such uses. The FDA has recently published a draft guidance outlining modernized recommendations for how drug manufacturers can share truthful, scientifically sound, and clinically relevant information on unapproved uses with health care providers.
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
In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act (PDMA) which regulates the distribution of drugs and drug samples at the federal level and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. The Drug Supply Chain Security Act (the DSCSA) was enacted in 2013 with the aim of building an electronic system to identify and trace certain prescription drugs distributed in the United States. The DSCSA mandated and resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors, and dispensers over a 10-year period that was designed to culminate in November 2023. However, the FDA announced a one-year “stabilization period” until November 2024, followed by trading partner-specific exemptions through specified dates in 2025, to accommodate additional time that trading partners in the pharmaceutical supply chain needed in order to fully implement DSCSA requirements for electronic drug tracing at the package level.

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
As part of the NDA review and approval process, applicants are required to list with the FDA each patent that has claims that cover the applicant’s product or method of therapeutic use. Upon approval of a new drug, each of the patents listed in the application for the drug is then published in the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential follow-on competitors in support of approval of an ANDA or 505(b)(2) NDA. FDA’s role in this process is purely “ministerial” and it does not review or assess the claims within each patent to determine whether they cover the drug product or its approved method of use. Patents that may fall outside the scope of what the FDCA and FDA’s implementing regulations define as needing to be listed by the NDA holder are periodically challenged by competitors and other stakeholders, either through FDA’s administrative challenge process or in the court system as anticompetitive or unfair behavior. In particular, the Federal Trade Commission (FTC) issued a policy statement in September 2023 indicating that it would be scrutinizing the “improper” submission of patents for listing in the Orange Book on the basis that such listings may harm competition from cheaper generic alternatives and keep brand prices artificially high. The FTC followed that action in November 2023 by publicly calling out over 100 “improper” patent listings made by ten large pharmaceutical companies and initiating an FDA administrative process with respect to those patents. The controversy regarding the appropriateness of listing such patents has led to numerous lawsuits alleging anticompetitive conduct by biopharmaceutical companies. It is unclear whether the FTC, under the Trump Administration, will continue to prioritize the policy issue of “improper” patent listings or whether Congress may take any legislative actions related to this issue.

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
Congress periodically considers enacting new incentives or mandates applicable to pediatric drug development, and the regulatory requirements applicable to pediatric drug developers may change in the future. For example, bipartisan legislation introduced in the House of Representatives during the last congressional session (2023-2024) would have increased funding for pediatric trials; mandated that drugs for rare diseases be studied in children; and granted FDA authority to assess penalties against companies that do not complete required pediatric studies.

Other U.S. Healthcare Laws and Regulations
Manufacturing, sales, promotion and other activities following product approval may also be subject to regulation by other regulatory authorities in the United States in addition to the FDA. Depending on the nature of the product, those authorities may include the Centers for Medicare & Medicaid Services (CMS), other divisions of the Department of Health and Human Services (HHS), the DOJ, the FTC, the Drug Enforcement Administration, the Occupational Safety and Health Administration, and state and local governments.
For example, in the United States, sales and marketing for prescription biopharmaceutical products must comply with state and federal fraud and abuse laws. These laws include the federal Anti-Kickback Statute (AKS), which makes it illegal for any person, including a prescription drug manufacturer (or a party acting on its behalf), to knowingly and willfully solicit, receive, offer or pay any remuneration that is intended to induce or reward referrals, including the purchase, recommendation, order or prescription of a particular drug, for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. Violations of this law are punishable by imprisonment, criminal fines, administrative civil money penalties and exclusion from participation in federal healthcare programs. In addition, the Patient Protection and Affordable Care Act (ACA), among other things, amended the intent requirement of the federal AKS and two of the five criminal healthcare fraud statutes created by Health Insurance Portability and Accountability Act (HIPAA). A person or entity no longer needs to have actual knowledge of these two provisions in the statute or specific intent to violate them; specifically with respect to the prohibition on executing or attempting to execute a scheme or artifice to defraud or to fraudulently obtain money or property of any healthcare benefit program and the prohibition on disposing of assets to enable a person to become eligible for Medicaid. Moreover, the government may now assert that a claim including items or services resulting from a violation of the federal AKS constitutes a false or fraudulent claim for purposes of the False Claims Act.
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
Manufacturing, sales, promotion and other activities also are potentially subject to federal and state consumer protection and unfair competition laws. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines, or the relevant compliance guidance promulgated by the federal government, in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures to the extent that those laws impose requirements that are more stringent than the Physician Payments Sunshine Act. State, federal, and foreign laws, including the Federal Trade Commission Act, also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
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
Government Regulation Outside the United States
In addition to regulations in the United States, we will be subject to a variety of foreign regulations that govern, among other things, clinical trials and any commercial sales and distribution of our products, if approved, either directly or through distribution partners. Whether or not we obtain FDA approval for a product candidate, we must obtain the requisite approvals from regulatory authorities in foreign countries or economic areas, such as the EU, Canada, and the United Kingdom, among other foreign countries, before we may commence clinical trials or market products in those countries or areas. The foreign regulatory approval process includes all of the risks associated with the FDA approval described above, and the time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Some foreign jurisdictions have a drug product approval process similar to that in the United States, which requires the submission of a clinical trial application much like the IND prior to the commencement of clinical studies. In Europe, for example, a CTA must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and IRB, respectively. Once the CTA is approved in accordance with a country’s requirements, clinical trial development may proceed. To obtain regulatory approval of a medicinal product candidate under EU regulatory systems, we would be required to submit a Marketing Authorisation Application (MAA), which is similar to the NDA, except that, among other things, there are country-specific document requirements. For countries outside of the EU, such as countries in Eastern Europe, Latin America or Asia, and recently the United Kingdom, the requirements governing the conduct of clinical trials, product approval, pricing and reimbursement vary from country to country. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others. Moreover, some nations may not accept clinical studies performed for United States approval to support approval in their countries or require that additional studies be performed on natives of their countries. In addition, in certain foreign markets, the pricing of drug products is subject to government control and reimbursement may in some cases be unavailable or insufficient. If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions, and criminal prosecution.
As of January 31, 2020, the United Kingdom is no longer a member state of the EU, and therefore a separate marketing authorization application and approval will be required to market a medicinal product in the United Kingdom.. The MHRA is the United Kingdom’s standalone pharmaceutical regulator.
Clinical Trials and Regulation of Medicinal Products in Europe
As in the United States, medicinal products can be marketed in the EU only if a marketing authorization from the competent regulatory agencies has been obtained. Similar to the United States, the various phases of preclinical and clinical research in the EU are subject to significant regulatory controls.
Pursuant to the European Clinical Trials Directive, a system for the approval of clinical trials in the EU has been implemented through national legislation of the member states. Under this system, an applicant must obtain approval from the competent national authority of a EU member state in which the clinical trial is to be conducted. Furthermore, the applicant may only start a clinical trial after a competent ethics committee has issued a favorable opinion. Clinical trial applications must be accompanied by an investigational medicinal product dossier with supporting information prescribed by the European Clinical Trials Directive and corresponding national laws of the member states and further detailed in applicable guidance documents. In April 2014, the new Clinical Trials Regulation, (EU) No 536/2014 (Clinical Trials Regulation), was adopted and became effective on January 31, 2022. The Clinical Trials Regulation is directly applicable in all the EU Member States, repealing the prior Clinical Trials Directive 2001/20/EC. The extent to which ongoing clinical trials will be governed by the Clinical Trials Regulation will depend on the duration of the individual clinical trial; if a clinical trial continues for more than three years from the day on which the Clinical Trials Regulation becomes applicable the Clinical Trials Regulation will at that time begin to apply to the clinical trial. In addition, use of the new EU-wide application procedure being implemented via the Clinical Trial Information System (CTIS) became mandatory for new clinical trial application submissions as of February 1, 2023.

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
In the EU, only products for which marketing authorizations have been granted may be promoted. A marketing authorization is valid for five years in principle and the marketing authorization may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the authorizing member state. To this end, the marketing authorization holder must provide the EMA or the competent authority with a consolidated version of the file in respect of quality, safety and efficacy, including all variations introduced since the marketing authorization was granted, at least six months before the marketing authorization ceases to be valid. Once renewed, the marketing authorization is valid for an unlimited period, unless the European Commission or the competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal. Any authorization which is not followed by the actual placing of the drug on the EU market (in case of centralized procedure) or on the market of the authorizing member state within three years after authorization ceases to be valid (the so-called sunset clause).
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
More recently, in March 2023, the United Kingdom government and the European Commission reached agreement on a regulatory framework to replace the Northern Ireland Protocol, referred to as the Windsor Framework. Effective as of January 1, 2025, the Windsor Framework introduced new rules for the regulation of pharmaceutical products in the United Kingdom. The MHRA is now responsible for approving all medicines intended to be marketed in the United Kingdom as a whole (i.e., Great Britain and Northern Ireland). Thus, the EMA is no longer involved in approving medicines intended for sale in Northern Ireland.

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

In addition, the containment of healthcare costs has become a priority for federal and state governments, and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement, and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Decreases in third-party reimbursement for our product candidates or a decision by a third-party payor to not cover our product candidates could reduce physician usage of the product candidate and have a material adverse effect on our sales, results of operations and financial condition. Moreover, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate pharmacy benefits managers (PBMs) and other members of the healthcare and pharmaceutical supply chain, an important decision that has led to further and more aggressive efforts by states in this area. The FTC in mid-2022 also launched sweeping investigations into the practices of the PBM industry, and published interim reports with its findings in mid-2024 and January 2025, that could lead to additional federal and state legislative or regulatory proposals targeting such entities’ operations, pharmacy networks, or financial arrangements ,including in the current 2025-2026 congressional session. Indeed both the U.S. Congress and state legislatures are increasingly scrutinizing the industry and proposing novel regulatory approaches to address various perceived public policy concerns. For example, during the previous congressional session, numerous bipartisan PBM reforms were considered in both the Senate and the House of Representatives; they include diverse legislative proposals such as eliminating rebates; divorcing service fees from the price of a drug, discount, or rebate; prohibiting spread pricing; limiting administrative fees; requiring PBMs to report formulary placement rationale; promoting transparency. Significant efforts to change the PBM industry as it currently exists in the United States may affect the entire pharmaceutical supply chain and the business of other stakeholders, including biopharmaceutical product developers like us.

Further, in August 2022, President Biden signed into the law the Inflation Reduction Act of 2022 (the IRA). Among other things, the IRA has multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the United States. A manufacturer of drugs covered by Medicare Parts B or D must now pay a rebate to the federal government if their drug product’s price increases faster than the rate of inflation. This calculation is made on a drug product by drug product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug product that is paid for by Medicare Parts B or D. Additionally, starting for payment year 2026, CMS is negotiating drug prices annually for a select number of single source Part D drugs without generic or biosimilar competition. CMS will also negotiate drug prices for a select number of Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease. CMS has begun to implement these new authorities entering into agreements to conduct price negotiations with pharmaceutical manufacturers in October 2023 and ultimately announcing the first round of negotiated prices for the first 10 drugs in August 2024; those negotiated “maximum fair prices” will be effective as of January 1, 2026 (payment year 2026). CMS is currently engaged in its second round of negotiations and published the next 15 drugs selected for negotiation in January 2025. However, the impact of this program on the biopharmaceutical industry in the United States remains uncertain, in part because multiple large pharmaceutical companies and other stakeholders (e.g., the U.S. Chamber of Commerce) have initiated federal lawsuits against CMS arguing the program is unconstitutional for a variety of reasons, among other complaints.The outcome of such ongoing lawsuits, as well as potential legislative changes enacted by Congress or programmatic changes implemented at CMS by the Trump Administration, may impact the IRA drug price negotiation program in the future.

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
Data Privacy and the Protection of Personal Information
We are subject to laws and regulations governing data privacy and the protection of personal information including health information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues which will continue to affect our business. In the United States, we may be subject to state security breach notification laws, state laws protecting the privacy of health and personal information and federal and state consumer protections laws that regulate the collection, use, disclosure and transmission of personal information. These laws overlap and often conflict, and each of these laws is subject to varying interpretations by courts and government agencies, creating complex compliance issues. If we fail to comply with applicable laws and regulations, we could be subject to penalties or sanctions, including criminal penalties. Our customers and research partners must comply with laws governing the privacy and security of health information, including HIPAA and state health information privacy laws. If we knowingly obtain health information that is protected under HIPAA, called “protected health information,” our customers or research collaborators may be subject to enforcement, and we may have direct liability for the unlawful receipt of protected health information or for aiding and abetting a HIPAA violation.
In addition, the California Confidentiality of Medical Information Act imposes restrictive requirements regulating the use and disclosure of health information and other personally identifiable information.
Other federal and state laws establish additional requirements for protecting the privacy and security of health information that is not protected by HIPAA. For instance, Washington state recently passed the “My Health My Data” Act, which will regulate “consumer health data,” which is defined as “personal information that is linked or reasonably linkable to a consumer and that identifies a consumer’s past, present, or future physical or mental health.” The “My Health My Data” Act provides exemptions for personal data used or shared in connection with certain research activities, including data subject to 45 C.F.R. Parts 46, 50 and 56. Notably, the “My Health My Data” Act contains a private right of action. In addition, Nevada recently enacted a consumer health data privacy bill, SB 370, which also regulates “consumer health data” and shares many similarities with Washington’s “My Health My Data” Act, and Connecticut recently amended its comprehensive privacy law to include heightened regulation of “consumer health data.” Additional states may adopt health-specific privacy laws that could impact our business activities and our collection and handling of health-related data.

More broadly, various state laws regulate the processing of personal information. For example, California has enacted the California Consumer Privacy Act (CCPA), which went into effect in January of 2020. The CCPA gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. Although the CCPA includes exemptions for certain categories of health information, the law may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. Additionally in 2020, California voters passed the California Privacy Rights Act (CPRA), which went into full effect on January 1, 2023. The CPRA significantly amended the CCPA, potentially resulting in further uncertainty, additional costs and expenses in an effort to comply and additional potential for harm and liability for failure to comply. Among other things, the CPRA established a new regulatory authority, the California Privacy Protection Agency, which is tasked with enacting new regulations under the CPRA and has expanded enforcement authority. In addition to California, more U.S. states are enacting similar legislation, increasing compliance complexity and increasing risks of failures to comply. In 2023, comprehensive privacy laws in Virginia, Colorado, Connecticut, and Utah all took effect, and laws in Montana, Oregon, and Texas took effect during 2024. Laws in a number of other US states took effect, or are set to take effect, in 2025, in 2026, and beyond. Additional U.S. states have proposals under consideration, all of which are likely to increase our regulatory compliance costs and risks, exposure to regulatory enforcement action, and other liabilities.

Numerous other countries have, or are developing, laws governing the collection, use and transmission of personal information as well. For example, the European Parliament and the Council of the European Union adopted a comprehensive general data privacy framework called the General Data Protection Regulation (GDPR) which went into effect in May 2018, and implemented a broad data protection framework that expanded the scope of EU data protection law, and applies to entities located inside and outside of the EU that process, or control the processing of, personal data relating to individuals located in the EU, including clinical trial data. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification, and the use of third-party processors in connection with the processing of the personal data. In particular, medical or health data, and genetic and biometric data used to uniquely identify an individual are all classified as “special category” data under the GDPR and are subject to heightened restrictions and compliance obligations. Further, EU member states have a broad right to impose additional conditions – including restrictions – on these data categories. This is because the GDPR allows EU member states to derogate from the requirements of the GDPR mainly in regard to specific processing situations (including special category data and processing for scientific or statistical purposes). As EU member states continue to reframe their national legislation to harmonize with the GDPR, we will need to monitor compliance with all relevant EU member states’ laws and regulations, including where permitted derogations from the GDPR are introduced.

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
Transfers of personal data to certain countries outside of the EU and the UK are also highly regulated under the GDPR and UK GDPR. For example, the GDPR only permits exports of personal data outside of the EU to “non-adequate” countries where there is a suitable data transfer mechanism in place to safeguard personal data (e.g., the EU Commission approved Standard Contractual Clauses or certification under the newly-adopted Data Privacy Framework). On July 16, 2020, the Court of Justice of the EU (CJEU), issued a landmark opinion in the case Maximilian Schrems vs. Facebook (Case C-311/18) (Schrems II). This decision calls into question certain data transfer mechanisms as between the EU member states and the U.S. The CJEU is the highest court in Europe and the Schrems II decision heightened the burden to assess U.S. national security laws on their business, and future actions of EU data protection authorities are difficult to predict at this time. While the Data Privacy Framework was meant to address the concerns raised by the CJEU in Schrems II, it will likely be subject to future legal challenges. Consequently, there is some risk of any data transfers from the EU being halted. If we have to rely on third parties to carry out services for us, including processing personal data on our behalf, we are required under GDPR to enter into contractual arrangements to flow down or help ensure that these third parties only process such data according to our instructions and have sufficient security measures in place. Any security breach or non-compliance with our contractual terms or breach of applicable law by such third parties could result in enforcement actions, litigation, fines and penalties or adverse publicity and could cause customers to lose trust in us, which would have an adverse impact on our reputation and business. Any contractual arrangements requiring the processing of personal data from the EU to us in the U.S. will require greater scrutiny and assessments as required under Schrems II and may have an adverse impact on cross-border transfers of personal data or increase costs of compliance.

Applicable data privacy and data protection laws may conflict with each other, and by complying with the laws or regulations of one jurisdiction, we may find that we are violating the laws or regulations of another jurisdiction. Despite our efforts, we may not have fully complied in the past and may not in the future. That could require us to incur significant expenses, which could significantly affect our business. Failure to comply with data protection laws may expose us to risk of enforcement actions taken by data protection authorities or other regulatory agencies, private rights of action in some jurisdictions, and potential significant penalties if we are found to be non-compliant. Furthermore, the number of government investigations related to data security incidents and privacy violations continue to increase and government investigations typically require significant resources and generate negative publicity, which could harm our business and reputation.

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
Human Capital Resources
As of March 7, 2025 we had four employees, of which three were full-time employees and one was part-time. We believe the intellectual capital of our current and future employees and consultants is an impactful driver of our business and is key to our future prospects.
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

Item 1A.    RISK FACTORS
Careful consideration should be given to the following risk factors, in addition to the other information contained in this Annual Report and in our other public filings, in evaluating our company and business. Investing in our securities involves a high degree of risk. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected and the trading price of our securities could decline. Our actual results could differ materially from those anticipated in the forward looking statements as a result of factors that are described below and elsewhere in this Annual Report.
Risks Related to Our Financial Position and Need for Additional Capital
We have incurred significant net losses since inception and we expect to continue to incur significant net losses for the foreseeable future. We have never been, and may never be, profitable.
We have incurred significant net losses since our inception and have financed our operations principally through equity and debt financing. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss was $8.2 million and $13.0 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $39.7 million. We have devoted substantially all of our resources and efforts to research and development, and we expect that it will be several years, if ever, before we generate revenue from product sales. Even if we receive marketing approval for and commercialize one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to develop and, if approved, market additional potential product candidates.
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
As of December 31, 2024, we had approximately $5.0 million in cash and cash equivalents and an accumulated deficit of approximately $39.7 million. If we secure additional funds, we expect to devote substantial financial resources to our planned activities, particularly as we conduct our clinical trials of GRI-0621 and GRI-0803, advance our discovery programs and continue our product development efforts.
Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into the second quarter of 2025. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will require additional funding to recommence development of our product candidates. Our spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development, and assuming approval, marketing and commercialization activities.
We will need to raise additional funds in the near term in order to maintain compliance with Nasdaq’s continued listing requirements and continue operations. However, additional funding may not be available on acceptable terms, if at all. Until we can generate sufficient revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. If we raise additional funds through public or private equity offerings, the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Further, to the extent that we raise additional capital through the sale of Common Stock or securities convertible or exchangeable into Common Stock, our stockholders’ ownership interest will be diluted. In addition, any debt financing may subject us to fixed payment obligations and covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise additional capital through marketing and distribution arrangements or collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish certain valuable intellectual property or other rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. We also may be required to seek collaborators for any of our product candidates at an earlier stage than otherwise would be desirable or relinquish our rights to product candidates or technologies that we otherwise would seek to develop or commercialize ourselves. Market volatility resulting from inflation, pandemics, geopolitical events or other financial markets factors could also adversely impact our ability to access capital as and when needed. If we are unable to secure adequate additional funding, we will need to reevaluate our operating plans and may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, delay, scale back or eliminate some or all of our development programs, relinquish rights to our technology on less favorable terms than we would otherwise choose or cease operations entirely. These actions could materially impact our business, results of operations, our future prospects and the value of shares of our Common Stock, and as a result, our stockholders may receive no value for their investment. In addition, attempting to secure additional financing diverts the time and attention of management from day-to-day activities and distract from our discovery and product development efforts.

Our auditors have expressed substantial doubt about our ability to continue as a going concern, and we may not be able to continue as a going concern if we do not obtain additional financing.
We have incurred losses since inception and, to date, have financed our operations by issuing equity and debt securities. We anticipate that we will continue to incur losses and generate negative operating cash flows in the foreseeable future as we continue to develop our drug candidates and that we will require additional funding to support our planned operating activities. The report of our independent registered public accounting firm on our financial statements as of and for the year ended December 31, 2024 includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. Until such time, if ever, in which we can generate substantial product revenue, we expect we may continue to fund our operations and capital funding needs through equity offerings, debt financings or other capital sources, including strategic licensing, collaboration or other similar agreements. As stated above, if we are unable to secure adequate additional funding, we will need to reevaluate our operating plans and may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, delay, scale back or eliminate some or all of our development programs, or relinquish rights to our technology on less favorable terms than it would otherwise choose. These actions could materially impact our business, results of operations, our future prospects and the value of shares of our Common Stock, and, as a result, our stockholders may receive no value for their investment.
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
We currently have no products that are approved for commercial sale and may never be able to develop marketable products. Because GRI-0621 is our lead product candidate, if GRI-0621 encounters safety or efficacy problems, additional development delays, regulatory issues or other problems, our development plans and business would be significantly harmed. Before we can generate any revenue from sales of our lead product candidate, GRI-0621, GRI-0803 or any of our other product candidates, we must undergo additional clinical development, regulatory review, and approval in one or more jurisdictions. These efforts will require substantial investment, and we may not have the financial resources to continue development of our product candidates.
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
•further delays in submitting INDs or comparable foreign applications or delays or failure in obtaining the necessary approvals from regulators to commence a clinical trial, or a suspension or termination of a clinical trial once commenced;
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
To obtain the requisite regulatory approvals to commercialize any product candidates, we must demonstrate through extensive nonclinical studies and clinical trials that our product candidates are safe and effective in humans for their intended use(s). Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. In particular, the general approach for FDA approval of a new drug is dispositive data from two well-controlled, Phase 3 clinical trials of the relevant drug in the relevant patient population. Phase 3 clinical trials typically involve hundreds of patients, have significant costs and take years to complete.
A product candidate can fail at any stage of testing, even after observing promising signals of activity in earlier preclinical studies or clinical trials. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. A number of companies in biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. In general, most product candidates that commence clinical trials are never approved as products and there can be no assurance that any of our clinical trials will ultimately be successful or support further clinical development of GRI-0621, GRI-0803 or any of our other product candidates.
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
In 2022, Congress amended the FDCA to require sponsors of a Phase 3 clinical trial, or other “pivotal study” of a new drug to support marketing authorization, to design and submit a diversity action plan for such clinical trial. The action plan must describe appropriate diversity goals for enrollment, as well as a rationale for the goals and a description of how the sponsor will meet them. Although none of our product candidates has reached Phase 3 of clinical development, we must submit a diversity action plan to the FDA by the time we submit a Phase 3 trial, or pivotal study, protocol to the agency for review, unless we are able to obtain a waiver for some or all of the requirements for a diversity action plan. It is unknown at this time how the diversity action plan may affect the planning and timing of any future Phase 3 trial for our product candidates. However, initiation of such trials may be delayed if the FDA objects to our proposed diversity action plans for any future Phase 3 trial for our product candidates, and we may experience difficulties recruiting a diverse population of patients in attempting to fulfill the requirements of any approved diversity action plan.

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
If we encounter additional difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
Identifying and qualifying patients to participate in clinical studies of our product candidates is critical to our success. The timing of completion of our clinical studies depends in part on the speed at which we can recruit patients to participate in testing our product candidates, and we may experience delays in our clinical trials if we again encounter difficulties in enrollment. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA.
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

•our ability to establish new sites in accordance with applicable regulatory requirements; and
•the risk that patients enrolled in clinical trials will drop out of the trials before completion.
For example, when we evaluated GRI-0621 in a pilot Phase 2a trial in hepatically impaired chronic liver disease patients, the study was originally intended to evaluate 60 patients but due to recruitment challenges and updated guidance from the FDA regarding the design of NASH clinical studies we made the administrative decision to halt the study after enrolling 14 patients. In addition, we previously expected topline results from our Phase 2a trial for GRI-0621 to be available in the fourth quarter of 2024 and this has since been delayed to the third quarter of 2025 primarily as a result of delayed enrollment. Enrollment in this trial continues to be somewhat unpredictable.
Further, we are initially developing GRI-0621 for the treatment of IPF, which is an orphan indication. As a result, we have and may again encounter difficulties enrolling subjects in our clinical trials of GRI-0621 due, in part, to the small size of this patient population or the burden of safety labs included in the clinical protocol. In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition may reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in such clinical trial site.
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
Likewise, in light of the fact that our evaluation of GRI-0621 in a pilot Phase 2a trial in hepatically impaired chronic liver disease patients was originally intended to evaluate 60 patients and that we made the administrative decision to halt the study after enrolling 14 patients due to recruitment challenges and updated guidance from the FDA regarding the design of NASH clinical studies, our disclosure that GRI-0621 was observed to be well-tolerated and showed improvements in liver function tests, serum CK-18, and in iNKT cell activity in this limited number of patients is qualified by the fact that the study was underpowered to meet its endpoints with statistical significance. Our observations from this pilot Phase 2a trial may not be indicative of results from any potential future preclinical studies or clinical trials.
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
The Drug Price Competition and Patent Term Restoration Act of 1984, informally known as the Hatch-Waxman Act, added Section 505(b)(2) to the FDCA. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies and information that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Section 505(b)(2), if applicable to certain of our product candidates under the FDCA, would allow an NDA we submit to the FDA to rely in part on data in the public domain or the FDA’s prior conclusions regarding the safety and effectiveness of approved compounds. Such an approach could expedite the development programs for GRI-0621. In addition, although 505(b)(2) applicants have significant flexibility in the types of studies, data, and information they may submit in a 505(b)(2) NDA to support the requirements for NDA approval, establish a favorable benefit-risk profile for the new drug product, and demonstrate the new drug’s substantial evidence of effectiveness for its proposed intended use(s), the applicant bears the burden of establishing a scientific bridge between its drug product and each listed drug that the applicant seeks to rely upon and that the studies it is proposing to conduct are scientifically justified. If the FDA disagrees with the applicant’s proposed development plan for the follow-on drug product, it may require the sponsor to perform additional studies or measurements, including nonclinical and clinical studies, to support the change from the approved product. FDA also may request or require studies to incorporate additional clinical endpoints than what the sponsor proposes. The extent of data necessary to establish the safety and/or effectiveness of the new product, such as the effects of changing the drug’s route of administration from topical to oral, are therefore scientifically driven and determined on a case-by-case basis. There can be no assurance that the studies and clinical trials we propose to FDA to establish the safety and effectiveness of GRI-0621 for the treatment of IPF, or any future candidates we may develop using the 505(b)(2) NDA pathway, will be deemed sufficient to support all of the differences between our product candidate and the relevant listed drug. For example, we may be required to collect more safety data than we anticipate in order to gain approval of an oral formulation of an active ingredient that has previously been approved by FDA only for topical administration.

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
Manufacturers and their facilities are required to comply with extensive FDA and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to cGMPs and applicable electronic package-level tracing requirements. We and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMPs and adherence to commitments made in any marketing application, and previous responses to inspection observations. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production and quality control.
Any future regulatory approvals that we receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials and surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a REMS program as a condition of approval of one or more of our product candidates, which could entail requirements for long-term patient follow-up, a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves any of our product candidates, we will have to comply with requirements including submissions of safety and other post-marketing information and reports and registration. If our original marketing approval for a product candidate was obtained through an accelerated approval pathway, we could be required to conduct a successful post-marketing clinical trial in order to confirm the clinical benefit for that product. An unsuccessful post-marketing clinical trial or failure to complete such a trial could result in the withdrawal of marketing approval.
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
The FDA may impose consent decrees or withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with our product candidates (or with drugs that contain the same active ingredients as our product candidates), including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

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
In addition, adverse side effects caused by any drugs that contain the same active ingredients as or may otherwise be similar in nature to our product candidates could delay or prevent marketing approval of our product candidates or limit the commercial profile of an approved label for our product candidates.

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
Healthcare providers, physicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Arrangements with third-party payors and customers can expose pharmaceutical manufacturers to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the AKS and the federal False Claims Act, which may constrain the business or financial arrangements and relationships through which such companies sell, market and distribute pharmaceutical products. In particular, the research of our product candidates, as well as the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. See the section entitled “Item 1. Business — Government Regulation and Product Approval — Other U.S. Healthcare Laws and Regulations.”
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
Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example, changes to our manufacturing arrangements; additions or modifications to product labeling; the recall or discontinuation of our products; or additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability. See the section entitled “Item 1. Business — Government Regulation and Product Approval — Pharmaceutical Coverage, Pricing and Reimbursement & Healthcare Reform.”
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
Among other things, the IRA has multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the United States. A manufacturer of drugs or biological products covered by Medicare Parts B or D must now pay a rebate to the federal government if their drug product’s price increases faster than the rate of inflation. This calculation is made on a drug product by drug product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug product that is paid for by Medicare Parts B or D. Additionally, starting for payment year 2026, CMS is negotiating drug prices annually for a select number of single source Part D drugs without generic or biosimilar competition. CMS will also negotiate drug prices for a select number of Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease. CMS has begun to implement these new authorities and entered into the first set of agreements with pharmaceutical manufacturers to conduct price negotiations in October 2023 and ultimately announcing the first round of negotiated prices for the first 10 drugs in August 2024; those negotiated “maximum fair prices” will be effective as of January 1, 2026 (payment year 2026). CMS is currently engaged in its second round of negotiations and published the next 15 drugs selected for negotiation in January 2025. However, the IRA’s impact on the biopharmaceutical industry in the United States remains uncertain, in part because multiple large pharmaceutical companies and other stakeholders (e.g., the U.S. Chamber of Commerce) have initiated federal lawsuits against CMS arguing the program is unconstitutional for a variety of reasons, among other complaints. The outcome of such ongoing lawsuits, as well as potential legislative changes enacted by Congress or programmatic changes implemented at CMS by the Trump Administration, may impact the IRA drug price negotiation program in the future.

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
The FTC in mid-2022 also launched sweeping investigations into the practices of the PBM industry, and published interim reports with its findings in mid-2024 and January 2025, that could lead to additional federal and state legislative or regulatory proposals targeting such entities’ operations, pharmacy networks, or financial arrangements, including in the current 2025-2026 congressional session. Both the U.S. Congress and state legislatures are increasingly scrutinizing the industry and proposing novel regulatory approaches to address various perceived public policy concerns. Significant efforts to change the PBM industry as it currently exists in the United States may affect the entire pharmaceutical supply chain and the business of other stakeholders, including biopharmaceutical product developers like us. Further, in September 2023, the FTC issued a policy statement articulating its view that certain “improper” patent listings by drug developers in FDA’s Orange Book represent an unfair trade practice and indicated that industry should be prepared for potential enforcement actions based on its analysis. The FTC followed that action in November 2023 by publicly calling out over 100 “improper” patent listings made by ten large pharmaceutical companies and initiating an FDA administrative process with respect to those patents. The controversy regarding the appropriateness of listing such patents has led to numerous lawsuits alleging anticompetitive conduct by biopharmaceutical companies. It remains to be seen whether the FTC under the Trump Administration will continue to prioritize the policy issue of “improper” patent listings or whether Congress may take any legislative actions related to this issue. Accordingly, regulatory and government interest in biopharmaceutical industry business practices continues to expand and pose a risk of uncertainty.

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
In addition, three decisions from the U.S. Supreme Court issued in July 2024 may lead to an increase in litigation against regulatory agencies that could create uncertainty and thus negatively impact our business. The first decision overturned established precedent that required courts to defer to regulatory agencies’ interpretations of ambiguous statutory language. The second decision overturned regulatory agencies’ ability to impose civil penalties in administrative proceedings. The third decision extended the statute of limitations within which entities may challenge agency actions. These cases may result in increased litigation by industry against regulatory agencies, including but not limited to the FDA and SEC, and may impact how such agencies choose to pursue enforcement and compliance actions. However, the specific, lasting effects of these decisions, which may vary within different judicial districts and circuits, is unknown. We also cannot predict the extent to which FDA and SEC regulations, policies, and decisions may become subject to increasing legal challenges, delays, and changes.

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
A third-party may claim an ownership interest in one or more of our or our licensors’ patents or other proprietary or intellectual property rights. A third-party could bring legal actions against us and seek monetary damages and/or enjoin clinical testing, manufacturing and marketing of the affected product or products. While we are presently unaware of any claims or assertions by third parties with respect to our patents or other intellectual property, we cannot guarantee that a third-party will not assert a claim or an interest in any of such patents or intellectual property. If we become involved in any litigation, it could consume a substantial portion of our resources and cause a significant diversion of effort by our technical and management personnel. If any of these actions are successful, in addition to any potential liability for damages, we could be required to obtain a license to continue to manufacture or market the affected product, in which case we may be required to pay substantial royalties or grant cross-licenses to our patents. We cannot predict whether any such license will be available on commercially acceptable terms, if at all. Ultimately, we could be prevented from commercializing a product candidate or be forced to cease some aspect of our business operations as a result of claims of patent infringement or violation of other intellectual property rights. Further, the outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance, including the demeanor and credibility of witnesses and the identity of any adverse party. This is especially true in intellectual property cases that may turn on the testimony of experts as to technical facts upon which experts may reasonably disagree.
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
Changes in either the patent laws or interpretation of the patent laws in the United States or in foreign jurisdictions could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Assuming that other requirements for patentability are met, prior to March 16, 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. On March 16, 2013, under the Leahy-Smith America Invents Act (the America Invents Act), the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third-party was the first to invent the claimed invention. A third-party that files a patent application in the USPTO on or after March 16, 2013, but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third-party. This will require us to be cognizant of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors were the first to either (i) file any patent application related to our product candidates or (ii) invent any of the inventions claimed in our or our licensor’s patents or patent applications.
The America Invents Act also includes a number of significant changes that affect the way patent applications will be prosecuted and also may affect patent litigation. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in U.S. federal courts necessary to invalidate a patent claim, a third-party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third-party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third-party as a defendant in a district court action. Therefore, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our owned or in-licensed patent applications and the enforcement or defense of our owned or in-licensed issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
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

Risks Related to Our Reliance on Third Parties
We rely on third parties to conduct our clinical trials, manufacture our product candidates and perform other services. If these third parties do not successfully carry out their contractual duties, meet expected timelines or otherwise conduct the trials as required or perform and comply with regulatory or contractual requirements, we may not be able to successfully complete clinical development, obtain regulatory approval or commercialize our product candidates when expected or at all, and our business could be substantially harmed.
We have relied upon and plan to continue to rely upon third-party CROs to conduct, monitor and manage our clinical programs. We rely on these parties for execution of clinical trials and we manage and control only some aspects of their activities. We remain responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. We and our CROs and other vendors are required to comply with all applicable laws, regulations and guidelines, including those required by the FDA and comparable foreign regulatory authorities for all of our product candidates in clinical development. If we, or any of our CROs or vendors, fail to comply with applicable laws, regulations or guidelines, or as otherwise required, the results generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot be assured that our CROs or other vendors will meet these requirements, or that upon inspection by any regulatory authority, such regulatory authority will determine that efforts, including any of our clinical trials, comply with applicable requirements. Our failure to comply with these laws, regulations or guidelines may require us to repeat clinical trials, which would be costly and delay the regulatory approval process.
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
In addition, we rely on third-party manufacturers to produce our clinical-stage product candidates, and their responsibilities often include purchasing from third-party suppliers the materials necessary to produce our product candidates for our clinical trials and regulatory approval. There are a limited number of suppliers for some of the raw materials that we expect to use to manufacture our product candidates, and we may not be able to identify alternative suppliers to prevent a possible disruption of the manufacture of our product candidates for our clinical trials, and, if approved, ultimately for commercial sale.
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
We rely on third-party contract manufacturers to manufacture our product candidates for preclinical studies and clinical trials. We do not own manufacturing facilities for producing any clinical trial product supplies. There can be no assurance that our preclinical and clinical development product supplies will not be limited or interrupted, or that they will be of satisfactory quality or continue to be available at acceptable prices. The manufacturing process for a product candidate is subject to FDA and foreign regulatory authority review. Suppliers and manufacturers must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with regulatory standards, such as cGMPs. In the event that any of our manufacturers fails to comply with these requirements or to perform its obligations to us in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third-party, which we may not be able to do on reasonable terms, if at all. In either scenario, our clinical trials could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills or technology required to manufacture our product candidates may be unique or proprietary to the original manufacturer and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills or technology to a back-up or alternative supplier, or we may not be able to transfer such skills or technology at all. Furthermore, a manufacturer may possess technology related to the manufacture of our product candidate that such manufacturer owns independently. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third-party manufacture our product candidates.

We currently rely on a sole supplier for the manufacture of GRI-0621. If this supplier is unable to supply to us in the quantities we require, or at all, or otherwise defaults on their supply obligations to us, we may not be able to obtain alternative supplies from other suppliers on acceptable terms, in a timely manner, or at all. Moreover, in the event this supplier breaches its contracts with us, our legal remedies associated with such a breach may be insufficient to compensate us for any damages we may suffer. In addition, if we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturer or manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or another regulatory authority. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget.
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
Our ability to compete in the highly competitive biotechnology and biopharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific, and medical personnel. We are highly dependent on our management, scientific and medical personnel, including W. Marc Hertz, our President and Chief Executive Officer, Vipin Kumar Chaturvedi, our Chief Scientific Officer and Albert Agro, our Chief Medical Officer. We have modified our employment arrangements with Dr. Agro. On June 16, 2024, our board of directors approved an amendment to Dr. Agro’s employment agreement, which reduced Dr. Agro's service for us to at least 70 hours per month. Dr. Agro may devote the balance of his time to other consulting or employment activities. The loss of the services of any of our executive officers, other key employees and other scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and harm our business.
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
The biotechnology industry has experienced a high rate of turnover in recent years. Our ability to compete in the highly competitive biopharmaceuticals industry depends upon our ability to attract, retain, and motivate highly skilled and experienced personnel with scientific, medical, regulatory, manufacturing, and management skills and experience. We may not be able to attract or retain qualified personnel in the future due, in part, to the intense competition for a limited number of qualified personnel among biopharmaceutical companies. Many of the other biopharmaceutical companies against which we will compete have greater financial and other resources, different risk profiles, and a longer history in the industry. Our competitors may provide higher compensation, more diverse opportunities, and/or better opportunities for career advancement. Any or all of these competing factors may limit our ability to continue to attract and retain high quality personnel, which could negatively affect our ability to successfully develop and commercialize our product candidates and to grow our business and operations as currently contemplated.
We may be unable to adequately protect our internal information systems, or those used by our CROs, clinical sites, or other contractors or consultants upon which we rely, from cyberattacks, compromises, cybersecurity incidents, or other disruptions,compromises, cybersecurity incidents, or other disruptions, which could result in the compromise of sensitive or proprietary information, lead to operational or service interruption, harm our reputation, and subject us to litigation, fines and other significant financial and legal exposure, and other material and adverse consequences.
In the ordinary course of our business, we, and the third parties upon which we rely, process sensitive or proprietary information and as a result, we and the third parties upon which we rely face a variety of evolving threats which could cause material cybersecurity incidents.

Despite our implementation of security measures, our internal computer systems and those of our CROs, clinical sites, and other collaborators, contractors, or consultants upon which we rely are vulnerable to cyberattacks, computer viruses, malware, bugs, worms, or other malicious code, software or hardware failures, loss of data or other information technology assets, phishing or other unauthorized access, natural disasters, terrorism, war, and telecommunication and electrical failures, and other similar threats. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel, such as through theft or misuse, sophisticated nation states, and nation-state-supported actors. In particular, ransomware attacks, including those from organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, loss of data, including significant extra expenses to restore data or systems, reputational loss and the diversion of funds. To alleviate the negative impact of a ransomware attack, it may be preferable to make payments to the threat actor(s), but we may be unwilling or unable to do so, including, for example, if applicable laws or regulations prohibit such payments.
Some threat actors also now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors, for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties upon which we rely, and our customers may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks that could materially disrupt our systems and operations. In addition to experiencing a cybersecurity incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or research and development activities.

Additionally, remote work has become more common and has increased risks to our information technology systems and data, as our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations.

While we take steps to detect and remediate vulnerabilities, we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit such vulnerabilities change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a cybersecurity incident has occurred, if at all. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

We rely on third-party service providers and critical business information technology systems that we or our third-party service providers operate to process, transmit and store confidential, sensitive, and proprietary information in our day-to-day operations. We also rely on third-party service providers to assist with our clinical trials, provide other products or services, or otherwise to operate our research and development activities. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a cybersecurity incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition and in general, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems, including our services, or the third-party information technology systems that support us and our services.

Any of the previously identified or similar threats could cause a cybersecurity incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive data or our information technology systems, or those of the third parties upon whom we rely. A cybersecurity incident or other interruption could materially and adversely disrupt our ability, and that of third parties upon whom we rely, to conduct clinical trials and our research and development activities.

The costs related to significant cybersecurity breaches or disruptions could be material and cause us to incur significant expenses. If the information technology systems of our CROs, clinical sites, and other contractors and consultants become subject to disruptions or cybersecurity incidents, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring.

If such an event were to occur and cause interruptions in our operations, it could result in a disruption of our development programs and our operations, financial loss, a loss of our trade secrets or other proprietary information and damage to our reputation and otherwise negatively impact us. For example, the loss of clinical trial data from ongoing or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or cybersecurity incident were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential, sensitive, or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed. Applicable data privacy and security obligations may require us to notify relevant stakeholders, regulatory authorities, and other individuals of cybersecurity incidents, and take other remedial measures. Such disclosures and measures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. Any such event could also result in legal claims or proceedings, liability under laws that protect the privacy of personal information and significant regulatory penalties, and damage to our reputation and a loss of confidence in us and our ability to conduct clinical trials, which could delay the clinical development of our product candidates.

Our current operations are concentrated in one location, and we or the third parties upon whom we depend may be adversely affected by earthquakes or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster, including earthquakes, outbreak of disease or other natural disasters.
Our current operations are located in our facilities in La Jolla, California. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemic, power shortage, telecommunication failure or other natural or manmade accident or incident that results in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party contract manufacturers, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Some of these natural events may be exacerbated by climate change. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or interruption or disruption of our business operations, all of which could have a material and adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event occurred that prevented or interrupted us from using all or a significant portion of our headquarters, damaged critical infrastructure, such as our research facilities or the manufacturing facilities of our third-party contract manufacturers, or otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time.

The disaster recovery and business continuity plans and procedures we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of any failure or inadequacy of our disaster recovery and business continuity plans and procedures, which, could have a material adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at reasonable levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure you that the amounts of our insurance coverage will be sufficient to satisfy any damages and losses. If our facilities, or the manufacturing facilities of our third-party contract manufacturers, are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed or delayed.
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
It is possible that we may be subject to securities litigation in the future, including potential class action or stockholder derivative actions. Our indemnification agreements with our directors and certain officers, as well as Delaware General Corporation Law (DGCL), may require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. Without Director and Officer insurance, the amounts we would pay to defend any such litigation or indemnify our officers and directors should they be subject to legal action based on their service to us could have a material adverse effect on our financial condition, results of operations and liquidity.

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
Moreover, the stock markets in general have experienced substantial volatility in the biotechnology industry that has often been unrelated to the operating performance of individual companies or a certain industry segment. These broad market fluctuations may also adversely affect the trading price of our Common Stock.
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
As of December 31, 2024, there were a total of (i) 420 shares of Common Stock directly or indirectly underlying the Series B-1 common warrants (the Series B-1 Common Warrants) and Series B-2 common warrants (the Series B-2 Common Warrants, and together with the Series B-1 Common Warrants, the Series B Common Warrants), (ii) 257,154 shares of Common Stock directly or indirectly underlying the Series C-1 common warrants (the Series C-1 Common Warrants) and Series C-2 common warrants (the Series C-2 Common Warrants, and together with the Series C-1 Common Warrants, the Series C Common

Warrants), (iii) 89,678 shares of Common Stock directly or indirectly underlying the Series D-1 common warrants (the Series D-1 Common Warrants) and Series D-2 common warrants (the Series D-2 Common Warrants, and together with the Series D-1 Common Warrants, the Series D Common Warrants), (iv) 12,171 shares of Common Stock underlying other outstanding warrants to purchase Common Stock, (v) 62 shares of Common Stock issuable upon the exercise of vested outstanding options under the Amended and Restated GRI Bio, Inc. 2018 Equity Incentive Plan (the A&R 2018 Plan), (vi) an additional 80 shares of Common Stock issuable upon the exercise of options that remain subject to vesting as of that date and (vii) 114 options available for future issuance under the A&R 2018 Plan.
We will not receive any proceeds from the exercise of warrants to the extent exercised on a cashless basis. The holders of these securities or their affiliates have and may sell large amounts of our Common Stock in the open market or in privately negotiated transactions, which, in the past and again may result in a lower trading price of our Common Stock and substantial dilution to our stockholders. Additionally, the registration and availability of such a significant number of shares of Common Stock for trading in the public market has and may increase the volatility in our stock price or put significant downward pressure on the price of our Common Stock.
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
As a public company, we incur significant legal, accounting and other expenses under the Exchange Act, the Sarbanes-Oxley Act of 2002, as amended (SOX) and other applicable securities rules and regulations. In addition, we are subject to the rules of Nasdaq and The Nasdaq Capital Market.
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
SOX requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. As a result, we are required to periodically perform an evaluation of our internal controls over financial reporting to allow management to report on the effectiveness of those controls, as required by Section 404 of SOX (Section 404). Additionally, our independent auditors may be required to perform a similar evaluation and report on the effectiveness of our internal controls over financial reporting. These efforts to comply with Section 404 and related regulations have required, and continue to require, the commitment of significant financial and managerial resources. Based on management’s processes and assessment, as described under Item 9A. “Controls and Procedures,” management has concluded that, as of December 31, 2024, our internal control over financial reporting was not effective as a result of material weakness related to inaccurate computation of the non-cash deemed dividend associated with the pre-pricing of the Series B Common Warrants in the Warrant Pricing Transaction (as defined below) in accordance with applicable GAAP guidance. While we anticipate remediating this material weakness, and maintaining the integrity of our internal controls over financial reporting and all other aspects of Section 404, we cannot be certain that additional material weaknesses will not be identified when we test the effectiveness of our control systems in the future or that our remediation efforts will be or remain successful. If additional material weaknesses are identified, we could be subject to sanctions or investigations by the SEC, or other regulatory authorities, which would require additional financial and management resources, costly litigation or a loss of public confidence in our internal controls, which could have an adverse effect on the market price of our stock. Notwithstanding this material weakness, we believe that our financial statements contained in this Annual Report on Form 10-K fairly present our financial position, results of operations and cash flows for the periods covered by this report in all material respects.

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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement filed under the Securities Act of 1933, as amended (the Securities Act)) declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, will not adopt the new or revised standard until the time private companies are required to adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.
We will remain an emerging growth company until the earliest of (i) the end of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of the second fiscal quarter, (ii) the end of the fiscal year in which we have total annual gross revenues of $1.235 billion or more during such fiscal year, (iii) the date on which we issue more than $1 billion in non-convertible debt in a three-year period, or (iv) the end of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement filed under the Securities Act (December 31, 2026).
A delisting of our Common Stock from Nasdaq could adversely affect our ability to raise additional capital through the public or private sale of equity securities and our investors’ ability to dispose of, or obtain accurate quotations as to the market value of, our Common Stock.
The rules of The Nasdaq Capital Market require that we maintain a closing price for shares of our Common Stock of at least $1.00 per share (the Minimum Bid Price Rule) and that we meet other requirements for continued listing which include, among other things, requirements that we maintain a market value of listed securities of at least $35 million or, alternatively, stockholders’ equity of at least $2.5 million, or, alternatively, annual net income from continuing operations of at least $500 thousand as described in applicable listing requirements. As of the date of this Annual Report, the market value of our listed securities was less than $35 million, and we had not earned net income in excess of $500 thousand. We will need to raise a substantial amount of capital in the near term to maintain compliance with The Nasdaq Capital Market’s $2.5 million equity requirement and these efforts may not be successful.

On September 10, 2024, we received a letter (the Letter) from the Staff of Nasdaq indicating that we no longer met the Minimum Bid Price Rule set forth in Nasdaq Listing Rule 5550(a)(2) because the closing bid price for our Common Stock was less than $1.00 for the 30 consecutive business days prior thereto.
On February 19, 2025, we filed an amendment to our Charter to implement a reverse split of our Common Stock at a ratio of one-for-seventeen (the February 2025 Reverse Stock Split) to attempt to regain compliance with the Minimum Bid Price Rule. Subsequently, on March 10, 2025, we received a letter from the Staff indicating that we were once again in compliance with the Minimum Bid Price Rule.
However, we may fail to maintain long-term compliance with the Minimum Bid Price Rule. We previously effected two reverse stock splits in 2024 prior to receiving the Letter from Nasdaq in September 2024. If we again fail to comply with the Minimum Bid Price Rule, we will not be able to again complete a reverse stock split in compliance with applicable Nasdaq rules in the near term. If we are unable to comply with a listing requirement of The Nasdaq Capital Market, including the Minimum Bid Price Rule, shares of our Common Stock would likely be delisted.
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
Unless our Common Stock is listed on a national securities exchange, such as The Nasdaq Capital Market, our Common Stock may also be subject to the regulations and restrictions regarding trading in “penny stocks,” which are those securities trading for less than $5.00 per share, and that are not otherwise exempted from the definition of a penny stock under other exemptions provided for in the applicable regulations. These requirements and regulations could severely limit the liquidity of securities in the secondary market because fewer brokers or dealers would likely to be willing to undertake related compliance activities. If our Common Stock is not listed on a national securities exchange, the rules and restrictions regarding penny stock transactions may limit an investor’s ability to sell to a third-party and our trading activity in the secondary market may be reduced.
Any of these or the above circumstances could adversely affect our business, results of operation, prospects and the value of shares of our Common Stock. A delisting for this reason or any other reason could materially affect our ability to raise capital, adversely affect our business and the price of our Common Stock.
The February 2025 Reverse Stock Split may have caused our stock price to decline relative to its value before the split and likely has reduced the liquidity of shares of our Common Stock.
We legally effected the February 2025 Reverse Stock Split on February 21, 2025 and on February 24, 2025, our Common Stock began trading on a post-split basis. It cannot be assured that the February 2025 Reverse Stock Split will result in any sustained proportionate increase in the market price of our Common Stock, which is dependent upon many factors, including our business and financial performance, general market conditions, and prospects for future success, which are unrelated to the number of shares of our Common Stock outstanding. It is not uncommon for the market price of a company’s common stock to decline in the period following a reverse stock split.
The February 2025 Reverse Stock Split may have caused a decline in the value of our outstanding Common Stock. Additionally, the trading volume of our shares following the reverse stock splits completed since 2023 has varied, and shares of our Common Stock have been less liquid as a result of these reverse stock splits. It is likely that the liquidity of the shares of our Common Stock was affected adversely by the February 2025 Reverse Stock Split given the reduced number of shares outstanding following the February 2025 Reverse Stock Split. There can be no assurance that the liquidity of our Common Stock will increase, especially if the market price of our Common Stock does not increase.
Following a reverse stock split, the resulting market price of our Common Stock may not attract new investors, including institutional investors, and may not satisfy the investing requirements of those investors. Consequently, the trading liquidity of our Common Stock may not improve.
Although we believe that a higher market price of our Common Stock may help generate greater or broader investor interest, there can be no assurance that a reverse stock split, including the recently completed February 2025 Reverse Stock Split, will result in a share price that will attract new investors, including institutional investors. In addition, there can be no assurance that the market price of our Common Stock will satisfy or continue to satisfy the investing requirements of those investors. As a result, the trading liquidity of our Common Stock may not necessarily improve. The primary intent for the February 2025 Reverse Stock Split was to increase the price of our Common Stock in order to help us meet the Minimum Bid Price Rule pursuant to Nasdaq listing requirements. It cannot be assured that a reverse stock split, including the February 2025 Reverse Stock Split, will result in any sustained proportionate increase in the market price of our Common Stock, which is dependent upon many factors, including our business and financial performance, general market conditions, and prospects for future success, which are unrelated to the number of shares of our Common Stock outstanding. It is not uncommon for the market price of a company’s common stock to decline in the period following a reverse stock split such as occurred following the reverse stock splits completed since 2023.
Changes in tax law could adversely affect our business.
The rules dealing with U.S. federal, state and local income taxation are constantly under review by the Internal Revenue Service (IRS), the U.S. Treasury Department, and other governmental bodies. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our Common Stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition, or results of operations.
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
If equity research analysts do not publish research or reports, continue to publish reports or publish unfavorable research or reports, about us, our business, or our market, our stock price and trading volume could decline.
The trading market for our Common Stock will be influenced by the research and reports that equity research analysts publish about us and our business. Equity research analysts may not elect to provide research coverage of our Common Stock or may elect to discontinue coverage of our Common Stock, and such lack of research coverage may adversely affect the market price of our Common Stock. We do not have any control over the analysts, or the content and opinions included in their reports. The price of our Common Stock could decline if one or more equity research analysts downgrade our stock or issue other unfavorable commentary or research or discontinue coverage of our Common Stock. If one or more equity research analysts ceases coverage of us or fails to publish reports on us regularly, demand for our Common Stock could decrease, which in turn could cause our stock price or trading volume to decline.
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
Our amended and restated certificate of incorporation documents and Delaware law may inhibit a takeover that stockholders consider favorable.
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
In addition, Section 203 of the DGCL may limit our ability to engage in any business combination with a person who beneficially owns 15% or more of our outstanding voting stock unless certain conditions are satisfied. This restriction lasts for a period of three years following the share acquisition. These provisions may have the effect of entrenching our management team and may deprive stockholders’ of the opportunity to sell their shares to potential acquirers at a premium over prevailing prices. This potential inability to obtain a control premium could reduce the price of our common stock.
Furthermore, our amended and restated certificate of incorporation specifies that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any state law claim for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers, and employees to our or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws, or (iv) any action asserting a claim that is governed by the internal affairs doctrine, in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. We believe these provisions provide increased consistency in the application of Delaware law and federal securities laws by chancellors and judges, as applicable, particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. However, these provisions may have the effect of discouraging lawsuits against our directors and officers. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in the amended and restated certificate of incorporation to be inapplicable or unenforceable in such action. This choice of forum provision does not preclude or contract the scope of exclusive federal jurisdiction for any actions brought under the Exchange Act. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction, and we do not intend for the exclusive forum provision to apply to Exchange Act claims. Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such a forum selection provision as written in connection with claims arising under the Securities Act. Additionally, this choice of forum provision will not apply to claims as to which the Court of Chancery of the State of Delaware does not have subject matter jurisdiction. The choice of forum provision in the amended and restated certificate of incorporation does not have the effect of causing our stockholders to have waived our obligation to comply with the federal securities laws and the rules and regulations thereunder.

Item 1B.    UNRESOLVED STAFF COMMENTS.
None.
Item 1C.    CYBERSECURITY.
Cybersecurity
We recognize the critical importance of maintaining the trust and confidence of patients, business partners and employees toward our business and are committed to protecting the confidentiality, integrity and availability of our business operations and systems. Our Board is actively involved in oversight of our risk management activities, and cybersecurity represents an important element of our overall approach to risk management. In general, we seek to address cybersecurity risks through a comprehensive approach that is focused on preserving the confidentiality, security and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

Cybersecurity Risk Management and Strategy; Effect of Risk
We face risks related to cybersecurity such as unauthorized access, cybersecurity attacks and other security incidents, including as perpetrated by hackers and unintentional damage or disruption to hardware and software systems, loss of data, and misappropriation of confidential information. To identify and assess material risks from cybersecurity threats, we maintain a cybersecurity program to ensure our systems are effective and prepared for information security risks, including regular oversight of our programs for security monitoring for internal and external threats to ensure the confidentiality and integrity of our information assets. We consider risks from cybersecurity threats alongside other company risks as part of our overall risk assessment process. As discussed in more detail under “Cybersecurity Governance” below, our Board provides oversight of our cybersecurity risk management and strategy processes, which are led by our Chief Financial Officer.
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
We describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, in Item 1A. under the heading “We may be unable to adequately protect our internal information systems, or those used by our CROs, clinical sites, or other contractors or consultants upon which we rely, from cyberattacks, compromises, cybersecurity incidents, or other disruptions, which could result in the compromise of sensitive or proprietary information, lead to operational or service interruption, harm our reputation, and subject us to litigation, fines and other significant financial and legal exposure, and other adverse consequences,” which disclosures are incorporated by reference herein.

In the last three fiscal years, we have not experienced any material cybersecurity incidents and the expenses we have incurred from cybersecurity incidents were immaterial. This includes penalties and settlements, of which there were none.
Cybersecurity Governance; Management
Cybersecurity is an important part of our risk management processes and an area of focus for our Board and management. Our Board is responsible for the oversight of risks from cybersecurity threats.
Our Board receives periodic updates from management about our cybersecurity threat risk management and strategy processes. Additionally, upon detection of a cybersecurity threat, our Board receives an update from management of our cybersecurity threat risk management and strategy processes, as well as the steps management has taken to respond to such identified cybersecurity threat. Our Board also receive prompt and timely information regarding any cybersecurity incident that meets establishing reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed

Our cybersecurity risk management and strategy processes, which are discussed in greater detail above, is managed by our Chief Financial Officer and supported by consultants with experience in managing information security, developing cybersecurity strategy, implementing effective information and cybersecurity programs as needed. As discussed above, the Chief Financial Officer reports to our Board about material cybersecurity threat risks.

Item 2.    PROPERTIES.
Our executive offices are located at 2223 Avenida de La Playa #208, La Jolla, CA 92037, where we lease approximately 1,100 square feet of office space under a lease that expires in March 2027. We believe that our facilities are adequate to meet our current needs.
Item 3.    LEGAL PROCEEDINGS.
We are not currently a party to any material legal proceedings, and we are not aware of any pending or threatened legal proceeding against us that we believe could have an adverse effect on our business, operating results or financial condition.
Item 4.    MINE SAFETY DISCLOSURES.
Not applicable.

PART II
Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information and Holders
Our Common Stock is currently listed on The Nasdaq Capital Market under the symbol “GRI.” As of March 14, 2025, there were 525,358 shares of Common Stock held by approximately 13 stockholders of record and no shares of preferred stock outstanding.
Securities Authorized for Issuance Under Equity Compensation Plans
See Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information relating to our equity compensation plans.
Recent Sales of Unregistered Securities
Not applicable.
Purchases of Equity Securities By the Issuer and Affiliated Purchasers
None.
Dividend Policy
We have not declared or paid any cash or other dividends on our Common Stock, and we do not expect to declare or pay any cash or other dividends in the foreseeable future.
Item 6.    [RESERVED.]

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes beginning on page F-1 of this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the section entitled “Item 1A. Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” of this Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained herein.
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
Our lead product candidate, GRI-0621, is an oral inhibitor of iNKT cells. GRI-0621 is also an oral formulation of tazarotene, a synthetic RAR-beta and gamma selective agonist, that is approved in the United States for topical treatment of psoriasis and acne. As of December 31, 2024, it has been evaluated in over 1,700 patients as an oral product for up to 52-weeks. We are developing GRI-0621 for the treatment of severe fibrotic lung diseases such as IPF, a life-threatening progressive fibrotic disease of the lung that affects approximately 140,000 people in the United States, with up to 40,000 new cases per year in the United States. Some estimate that IPF affects 3 million people globally. While there are currently two approved therapies for the treatment of lung fibrosis, neither has been associated with improvements in overall survival, and both therapies have been associated with significant side effects leading to poor therapeutic adherence. In preliminary data from our trials to date with GRI-0621, and earlier trials with oral tazarotene, we have observed GRI-0621 to be well-tolerated and to inhibit iNKT cell activity in subjects. We and others have shown that activated iNKT are upregulated in IPF, PSC, MASH, ALD, SLE, MS, UC patients, as well as other indications. In these patients activated iNKT cells are correlated with more severe disease. The FDA has cleared our IND application for GRI-0621 for the treatment of IPF and we plan to evaluate GRI-0621 in a randomized, double-blind, multi-center Phase 2a biomarker study, for which we commenced enrollment in December 2023. Based on our current projections, we expect topline results from this trial to be available in the third quarter of 2025. Additionally, on March 1, 2024, we received authorization of our CTA from the United Kingdom MHRA to initiate the Phase 2a biomarker study evaluating GRI-0621 for the treatment of IPF in the United Kingdom. On September 24, 2024, we received approval from the HREC to initiate the Phase2a biomarker study evaluating GRI-0621 for the treatment of IPF in Australia, after previously receiving authorization on our CTA from the Australian MHRA.

Our product candidate portfolio also includes GRI-0803 and a proprietary library of 500+ compounds. GRI-0803, the lead molecule selected from the library, is a novel oral agonist of dNKT cells. We are developing GRI-0803 for the treatment of autoimmune disorders, with much of our preclinical work in SLE or lupus and MS. In lupus, the immune system mistakenly attacks its own healthy tissues, especially joints and skin, but can affect almost every organ and tissue of the body. The condition can be fatal, and often causes debilitating bouts of fatigue and pain that prevent nearly half of adult patients from working. Lupus affects between 160,000 – 200,000 patients in the United States, with around 80,000 – 100,000 patients in the United States suffering from kidney nephritis, one of the most serious manifestations of SLE, typically within five years of diagnosis. There is no cure for lupus, but medical interventions and lifestyle changes can help control it. SLE treatment consists primarily of immunosuppressive drugs that inhibit the activity of the immune system. Only two drugs have been approved for lupus in the past 50 years, and new treatment options are sorely needed. Subject to IND clearance, we intend to evaluate GRI-0803 in a Phase 1a and 1b trial initially targeting SLE. We expect to file an IND with respect to this Phase 1a and 1b trial in 2025. We will continue to evaluate indications to select the best fit for further development of the program, but our initial focus is on lupus.
Recent Developments
Reverse Stock Splits
On February 11, 2025, our stockholders approved the February 2025 Reverse Stock Split within a range of not less than one-for-two and not more than one-for-23 and our Board subsequently approved the February 2025 Reverse Stock Split at the ratio of one-for-17. Following these approvals, we filed an amendment to our Charter with the Secretary of State of the State of Delaware to effect the February 2025 Reverse Stock Split as of 4:01 p.m. Eastern Time on February 21, 2025. Shares of our Common Stock began trading on a post-split basis on February 24, 2025. The February 2025 Reverse Stock Split had the effect of reducing the aggregate number of outstanding shares of Common Stock from 8,933,366 shares on a pre-reverse split basis to a total of 525,358 shares outstanding on a post-reverse split basis.
Previously, on January 29, 2024, we effected a reverse stock split of our Common Stock at a ratio of one-for-seven, and on June 17, 2024, we effected a reverse stock split of our Common Stock at a ratio of one-for-13.
Unless otherwise noted, all financial information, share numbers, option numbers, warrant numbers, other derivative security numbers and exercise prices appearing in this Annual Report have been adjusted to give effect to the reverse stock splits described herein.
October 2024 Repricing Letter Agreements
On October 21, 2024, we entered into letter agreements (the Repricing Letter Agreements) with certain holders (the Holders) of our issued and outstanding Series B-1 Common Warrants and Series B-2 Common Warrants to purchase an aggregate of 44,842 shares of our Common Stock, offering these Holders the opportunity to exercise all of their Series B Common Warrants for cash at an exercise price equal to $17.00 per share. In addition, these Holders received new unregistered Series D-1 Common Warrants exercisable for up to an aggregate of 44,839 shares of Common Stock and new unregistered Series D-2 Common Warrants exercisable for up to an aggregate of 44,839 shares of Common Stock. The Series D Common Warrants are immediately exercisable and have an exercise price of $17.00 per share. The Series D-1 Common Warrants expire on October 22, 2029, and the Series D-2 Common Warrants expire on April 22, 2026. We refer to this transaction as the “Warrant Repricing Transaction.”

H.C. Wainwright & Co., LLC (Wainwright) acted as the exclusive placement agent for the Warrant Repricing Transaction pursuant to an engagement agreement between us and Wainwright, dated as of October 21, 2024. In addition to a cash fee, management fee, and reimbursement of certain accountable and non-accountable expenses, we also issued to Wainwright or its designees warrants to purchase up to an aggregate of 3,140 shares of Common Stock (the PA Warrants) as compensation for its placement agent services. The PA Warrants are immediately exercisable, expire on October 22, 2029, and have an exercise price of $21.25 per share.

June 2024 Securities Purchase Agreement
On June 26, 2024, we entered into a securities purchase agreement (the June 2024 Purchase Agreement), pursuant to which we issued and sold, in a public offering (the June 2024 Offering), (i) 3,529 shares (the June 2024 Shares) of Common Stock, (ii) 125,047 pre-funded warrants (the June 2024 Pre-Funded Warrants) exercisable for an aggregate of 125,047 shares of Common Stock, (iii) 128,577 Series C-1 common warrants (the Series C-1 Common Warrants) exercisable for an aggregate of 128,577 shares of Common Stock, and (iv) 128,577 Series C-2 common warrants (the Series C-2 Common Warrants, and together with the Series C-1 Common Warrants, the Series C Common Warrants) exercisable for an aggregate of 128,577 shares of Common Stock. The securities were offered in combinations of (a) one June 2024 Share or one June 2024 Pre-Funded Warrant, together with (b) one Series C-1 Common Warrant and one Series C-2 Common Warrant, for a combined purchase price of $31.11 (less $0.0017 for each June 2024 Pre-Funded Warrant).
The June 2024 Pre-Funded Warrants have been exercised in full. Each Series C-1 Common Warrant is exercisable into one share of Common Stock at a price per share of $31.11 and expires on September 6, 2029. Each Series C-2 Common Warrant is exercisable into one share of Common Stock at a price per share of $31.11 and expires on March 6, 2026.
Wainwright acted as the exclusive placement agent in the June 2024 Offering. Pursuant to an engagement agreement, we issued to Wainwright, or its designees, warrants to purchase up to an aggregate of 9,002 shares of Common Stock (the June 2024 PA Warrants). The June 2024 PA Warrants have an exercise price of $38.89 per share, will expire on June 26, 2029 and are currently exercisable.
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
As of December 31, 2024, we have sold 325,618 shares of our Common Stock in the ATM Offering at a weighted-average price of $11.07 per share, raising $3.6 million of gross proceeds and net proceeds of $3.5 million, after deducting commissions to the sales agent and other ATM Offering related expenses. On December 20, 2024, we filed a prospectus supplement to our registration statement on Form S-3 (File No. 333-279348) to increase the amount of shares of Common Stock that we may offer and sell under the Sales Agreement and applicable registration statement to an aggregate offering price of up to $0.3 million, which amount does not include the shares of Common Stock having an aggregate gross sales price of approximately $3.6 million that were sold under the ATM Offering through December 20, 2024, in accordance with the limitations set forth in Instruction I.B.6 of Form S-3.
February 2024 Securities Purchase Agreement
On February 1, 2024, we entered into a securities purchase agreement (the February 2024 Purchase Agreement), pursuant to which we issued and sold, in a public offering, (i) 1,495 shares (the February 2024 Shares) of Common Stock, (ii) 21,131 pre-funded warrants (the February 2024 Pre-Funded Warrants) exercisable for an aggregate of 21,131 shares of Common Stock, (iii) 22,631 Series B-1 Common Warrants exercisable for an aggregate of 22,631 shares of Common Stock, and (iv) 22,631 Series B-2 Common Warrants exercisable for an aggregate of 22,631 shares of Common Stock. The Series B Common Warrants together with the February 2024 Pre-Funded Warrants are referred to in this Annual Report as the February 2024 Warrants. The securities were offered in combinations of (a) one February 2024 Share or one February 2024 Pre-Funded Warrant, together with (b) one Series B-1 Common Warrant and one Series B-2 Common Warrant, for a combined purchase price of $243.10 (less $0.0221 for each February 2024 Pre-Funded Warrant).
The February 2024 Pre-Funded Warrants have been exercised in full. Each Series B-1 Common Warrant is exercisable into one share of Common Stock at a price per share of $243.10 and expires on February 6, 2029. Each Series B-2 Common Warrant is exercisable into one share of Common Stock at a price per share of $243.10 and expires on August 6, 2026.
In connection with the issuance of the February 2024 Shares and the February 2024 Warrants pursuant to the February 2024 Purchase Agreement, the exercise price of the Series A-1 Warrants was reduced to par, or $0.0001 per share, pursuant to the terms of the Series A-1 Warrants. All of the Series A-1 Warrants have been exercised in full.

Nasdaq Compliance - Bid Price Deficiency
The rules of The Nasdaq Capital Market require that we maintain a closing price for shares of our Common Stock of at least $1.00 per share pursuant to Nasdaq Listing Rule 5550(a)(2). On September 10, 2024, we received the Letter from the Staff of Nasdaq, indicating that we no longer met the Minimum Bid Price Rule because the closing bid price for our Common Stock was less than $1.00 for the 30 consecutive business days prior thereto. Subsequently, on March 10, 2025, we received a letter from the Staff indicating that we were once again in compliance with the Minimum Bid Price Rule.
Critical Accounting Policies
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
While our significant accounting policies are described in more detail in the notes to our financial statements, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.
Stock-Based Compensation
We recognize expense for employee and non-employee stock-based compensation in accordance with ASC Topic 718, Compensation-Stock Compensation (ASC Topic 718). ASC Topic 718 requires that such transactions be accounted for using a fair value-based method. The estimated fair value of the options is amortized over the vesting period, based on the fair value of the options on the date granted, and is calculated using the Black-Scholes option-pricing model. We account for forfeitures as incurred.
Estimating the fair value of option shares issued under the employee stock purchase plan requires the input of subjective assumptions, including the estimated fair value of our common stock, the expected life of the options, stock price volatility, the risk-free interest rate and expected dividends. The assumptions used in our Black-Scholes option-pricing model represent management's best estimates and involve a number of variables, uncertainties and assumptions and the application of management's judgment, as they are inherently subjective. If any assumptions change, our stock-based compensation expense could be materially different in the future.
These assumptions used in our Black-Scholes option-pricing model are estimated as follows:
•Expected Term. Due to the lack of sufficient company-specific historical data, the expected term of employee options is determined using the “simplified” method, as prescribed in SEC’s Staff Accounting Bulletin (SAB) No. 107, whereby the expected life equals the arithmetic average of the vesting term and the original contractual term of the option. The expected term of nonemployee options is equal to the contractual term.
•Expected Volatility. The expected volatility is based on a weighted-average of our historical volatility and the historical volatilities of similar entities within our industry which were commensurate with the expected term assumption as described in SAB No. 107.
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

Financial Operations Overview
Research and Development Expenses
Research and development expenses include personnel costs associated with research and development activities, including third-party contractors to perform research, conduct clinical trials and manufacture drug supplies and materials.
Our research and development expenses have consisted primarily of costs related to our development program for our lead product candidate GRI-0621. These expenses include:
•employee-related expenses, such as salaries, bonuses and benefits, consultant-related expenses such as consultant fees and bonuses, stock-based compensation, overhead-related expenses and travel-related expenses for our research and development personnel; and
•expenses incurred under agreements with contract research organizations, contract manufacturing organizations and research laboratories in connection with our preclinical development, process development, manufacturing and clinical development activities as well as consultants that support the implementation of our clinical and nonclinical studies.
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
Other Income
On August 22, 2023, we entered into Asset Purchase Agreement (the Aardvark Agreement) with Aardvark Therapeutics, Inc. (Aardvark), pursuant to which Aardvark agreed to purchase (i) our license agreement with Medice Arzneimittel Pűtter GmbH & Co. KG, dated January 6, 2020, (ii) certain patents related to our ADAIR product candidate, and (iii) files (of contract manufacturing and FDA correspondence) for a formulation described in IND No. 133072, ADAIR for the Treatment of Attention Deficit/Hyperactivity Disorder (ADHD) and Narcolepsy, filed with the United States FDA. Under the terms of the Aardvark Agreement, we received an upfront cash payment of $0.3 million, which was recognized as other income. We are also eligible to receive potential additional milestone payments contingent upon Aardvark achieving certain future ADAIR regulatory and sales milestones. Other than the upfront payment, we do not anticipate the receipt of any milestone payments from Aardvark in the near term, which potential milestone payments may or may not be achieved, paid or received in the future.
Interest Income (Expense), net
Interest expense consists of amortization of debt discounts, debt issuance costs and interest expense related to the senior secured notes in the aggregate principal amount of up to approximately $3.3 million (the Bridge Notes) purchased pursuant to that certain Securities Purchase Agreement, dated December 13, 2022, with Altium Growth Fund LP (Altium) (the Equity SPA). Interest income consists of interest earned on our cash and cash equivalents held with institutional banks.

Recently Issued Accounting Pronouncements
We consider the applicability and impact of all ASUs. ASUs not discussed below were assessed and determined to be either not applicable or are expected to have minimal impact on the financial statements.
In November 2024, FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40) (ASU 2024-03). The amendments in ASU 2024-03 require disclosure, in the notes to financial statements, of specified information about certain costs and expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, for all public entities. Early adoption is permitted. We are currently evaluating the impact of this update on our consolidated financial statements.
In December 2023, FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in ASU 2023-09 are intended to enhance the transparency and decision usefulness of income tax disclosures through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 for public entities, with early adoption permitted. We are currently evaluating the impact of this update on our consolidated financial statements.
In October 2023, FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The amendments in ASU 2023-06 represent changes to clarify or improve disclosure and presentation requirements of a variety of topics in the Codification and align those requirements with the SEC’s regulation. For entities subject to the SEC’s existing disclosure requirements, the effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. For all entities, if by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from the Codification and will not become effective for any entity. We are currently evaluating the impact of this update and its effective dates but do not expect the update to have a material effect on our consolidated financial statements.
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

Results of Operations
Comparison of the Years Ended December 31, 2024 and 2023
The following table sets forth our results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Operating expenses:
Research and development	$3,768	$3,232
General and administrative	4,467	8,155
Total operating expenses	8,235	11,387
Loss from operations	(8,235)	(11,387)
Other income	—	250
Change in fair value of warrant liability	3	182
Interest income (expense), net	25	(2,082)
Net loss	$(8,207)	$(13,037)
Research and Development Expenses
Research and development expenses were $3.8 million and $3.2 million for the years ended December 31, 2024 and 2023, respectively. The $0.6 million increase in research and development expenses was primarily due to increases of $0.7 million in expenses related to the registration development program of GRI-0621, offset by a $0.1 million decrease in personnel expense.
General and Administrative Expenses
General and administrative expenses were $4.5 million and $8.2 million for the years ended December 31, 2024 and 2023, respectively. The $3.7 million decrease was primarily due to a decrease of $3.4 million in accounting, legal, investment banking and other fees as a result of the Merger and the cost of being a public company, a decrease of $0.4 million in personnel costs, and a decrease $0.1 million in consulting expenses, offset by an increase of $0.1 million in insurance expense and an increase of $0.1 million in other general and administrative expenses.
Other Income
Other income was $0.3 million for the year ended December 31, 2023 as a result of payments received under the terms of the Aardvark Agreement.
Change in Fair Value of Warrant Liability
The change in fair value of $0.2 million represents a decrease in the fair value of the warrants outstanding during the year ended December 31, 2024.
Interest Income (Expense), net
Interest income was $25,000 for the year ended December 31, 2024. Interest expense, net, was $2.1 million for the year ended December 31, 2023 and related to the Bridge Notes.
Liquidity and Capital Resources
Since inception, we have incurred losses and expect to continue to incur losses for the foreseeable future. We incurred net losses of $8.2 million and $13.0 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $39.7 million.
We have financed our working capital requirements to date through the issuance of common stock, warrants, convertible notes and promissory notes. As of December 31, 2024, we had $5.0 million in cash and cash equivalents.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$(8,611)	$(8,990)
Investing activities	—	(8)
Financing activities	11,831	10,797
Net increase in cash and cash equivalents	$3,220	$1,799
Cash Flows from Operating Activities
For the years ended December 31, 2024 and 2023, $8.6 million and $9.0 million were used in operating activities, respectively. The $0.4 million decrease was primarily due to a $4.8 million decrease in our net loss and a decrease of $1.0 million in cash used for prepaid and other expenses and operating lease liabilities, offset by a $2.3 million net decrease in non-cash adjustments, including stock based compensation expense and the amortization of debt discounts and debt issuance costs, and a $3.2 million increase in cash used for the payment of accounts payable.
Cash Flows from Investing Activities
Net cash provided by investing activities was $8,000 for the year ended December 31, 2023, which was related to the purchase of computer equipment.
Cash Flows from Financing Activities
Net cash provided by financing activities was $11.8 million during the year ended December 31, 2024 and was primarily related to $9.5 million of proceeds from the February 2024 Purchase Agreement and the June 2024 Purchase Agreement, $3.6 million of proceeds from the ATM Offering and $0.8 million of proceeds from the exercise of certain Series B Common Warrants. These proceeds were offset by $2.0 million in stock issuance costs.
Net cash provided by financing activities was $10.8 million for the year ended December 31, 2023 and was primarily due to of $12.3 million of proceeds from the Equity SPA, $1.3 million of proceeds from the funding of the second tranche of the Bridge Notes and $0.9 million of cash acquired in the connection with the Merger. These proceeds were offset by $3.0 million in costs associated with the Merger, the payment of $0.2 million of debt issuance costs related to the Bridge Notes and $0.5 million of stock issuance costs related the Equity SPA.
October 2024 Repricing Letter Agreements
For a description of the transactions contemplated by the October 2024 Repricing Letter Agreements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — October 2024 Repricing Letter Agreements.” The net proceeds from the exercise of certain Series B Common Warrants were $0.6 million after deducting placement agent fees and offering expenses of $0.2 million.
June 2024 Securities Purchase Agreement
For a description of the transactions contemplated by the June 2024 Securities Purchase Agreement, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — June 2024 Securities Purchase Agreement.” The net proceeds from the offering were $3.2 million, after deducting placement agent fees and offering expenses of $1.1 million.
May 2024 At The Market Offering
For a description of the May 2024 At the Market Offering, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — May 2024 At The Market Offering.” As of December 31, 2024, we have sold 325,618 shares of our Common Stock in the ATM Offering at a weighted-average price of $11.07 per share, raising $3.6 million of gross proceeds and net proceeds of $3.5 million, after deducting commissions to the sales agent and other ATM Offering related expenses.
February 2024 Securities Purchase Agreement
For a description of the transactions contemplated by the February 2024 Securities Purchase Agreement, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — February 2024 Securities Purchase

Agreement.” The net proceeds from the offering were $4.4 million, after deducting placement agent fees and offering expenses of $1.1 million.
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
Future Funding Requirements
Our net losses were $8.2 million and $13.0 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had $5.0 million in cash and an accumulated deficit of $39.7 million. We expect to devote substantial financial resources to our planned activities, particularly as we prepare for, initiate, and conduct our planned clinical trials of GRI-0621 and GRI-0803, advance our discovery programs and continue our product development efforts. In addition, we expect to incur additional costs associated with operating as a public company.
Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into the second quarter of 2025.
Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. We intend to raise capital through additional issuances of equity securities and/or short-term or long-term debt arrangements, but there can be no assurances any such financing will be available when needed on acceptable terms, or at all, even if our research and development efforts are successful. If we are unable to secure adequate additional funding when needed or on acceptable terms, we will need to reevaluate our operating plans and may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, delay, scale back or eliminate some or all of our development programs, or relinquish rights to our technology on less favorable terms than we would otherwise choose or cease operations entirely. These actions could materially impact our business, results of operations and future prospects and the value of shares of our Common Stock. In addition, attempting to secure additional financing may divert the time and attention of management from day-to-day activities and distract from our discovery and product development efforts. As a result, there is substantial doubt about our ability to continue as a going concern. We expect to continue to incur significant and increasing operating losses at least for the foreseeable future. We do not expect to generate product revenue unless and until we successfully complete development, obtain regulatory approval for and successfully commercialize our current, or any future, product candidates.
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
Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Not applicable.
Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The financial statements required pursuant to this item are incorporated by reference herein from the applicable information included in Item 15. “Exhibits, Financial Statement Schedules” of this Annual Report and are presented beginning on page F-1.
Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

Item 9A.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected.
Our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a 15(e) and 15d 15(e) under the Exchange Act, as of the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2024 due to the material weakness described below.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance of the reliability of financial reporting and of the preparation of financial statements for external reporting purposes, in accordance with GAAP.
The term “internal control over financial reporting” as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act is defined as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and disposition of assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with the authorization of its management and directors; and (3) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on its financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures included in such controls may deteriorate.
Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Management’s assessment included documentation, evaluating and testing the design and operating effectiveness of its internal controls over financial reporting. A material weakness in an internal control is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Based on management’s processes and assessment, as described above, management has concluded that, as of December 31, 2024, our internal control over financial reporting was not effective as a result of a material weakness.

This material weakness related to the inaccurate computation of the non-cash deemed dividend associated with the pre-pricing of the Series B Common Warrants in the Warrant Repricing Transaction in accordance with applicable GAAP guidance. This inaccurate computation, if it had remained undetected, would have resulted in a single-digit percentage error in the amount of the net loss attributable to holders of our Common Stock used to compute basic and diluted net loss per share of Common Stock. The amounts presented in our balance sheets, statements of changes in stockholders’ equity (deficit) and statements of cash flows were not affected. This adjustment was corrected prior to the finalization of this Annual Report on Form 10-K and no restatements of any prior periods are required.

Management has implemented a plan to remediate this material weakness which includes the continued engagement of third-party professionals with appropriate expertise in accounting and reporting under GAAP and SEC regulations who have adequate experience related to non-recurring debt and equity transactions and the enhanced documentation related to the accounting treatment for such transactions and who will assist in reviewing the attendant calculations. Management is refining our processes for communicating with our auditor as to when our financial statements and related materials have passed through the Company’s internal control processes.

Notwithstanding this material weakness, we believe that our financial statements contained in this Annual Report on Form 10-K fairly present our financial position, results of operations and cash flows for the periods covered by this report in all material respects.
Attestation Report of the Registered Public Accounting Firm
This Annual Report does not include an attestation report of our registered public accounting firm due to an exemption provided by the JOBS Act for “emerging growth companies.”
Changes in Internal Control Over Financial Reporting
Except as disclosed above with respect to the plan to remediate the material weakness, there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations of Effectiveness of Control

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. The design of any control system is based, in part, upon the benefits of the control system relative to its costs. Control systems can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. In addition, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Item 9B.    OTHER INFORMATION.
Rule 10b5-1 Trading Arrangements
During the three months ended December 31, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
None.

PART III
Item 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE MANAGEMENT.
The following table sets forth certain information about our directors and our executive officers as of February 28, 2025.

Name	Age	Position
Executive Officers
W. Marc Hertz, Ph.D.	55	President, Chief Executive Officer and Director (Principal Executive Officer)
Leanne Kelly	48	Chief Financial Officer (Principal Financial and Accounting Officer)
Vipin Kumar Chaturvedi, Ph.D.	65	Chief Scientific Officer
Albert Agro, Ph.D.	60	Chief Medical Officer

Non-Employee Directors
David Szekeres(1)(2)	51	Director, Chair of the Board
David Baker	61	Director
Camilla V. Simpson, M.Sc(1)(2)(3)	53	Director
Roelof Rongen(1)(3)	59	Director
(1)Member of the audit committee.
(2)Member of the compensation committee.
(3)Member of the nominating and corporate governance committee.
Executive Officers
W. Marc Hertz, Ph.D., has served as our President and Chief Executive Officer and as a member of our Board since April 2023. He co-founded GRI Operations in 2009 and served as Chief Executive Officer and chairperson of its board of directors since its inception. In addition to his management positions, Dr. Hertz previously served on the boards of directors of GemVax AS from 2005 to 2009, Evozym Biologics Inc., from 2014 to 2018, and currently serves on the board of directors of Multimeric Biotherapeutics, a privately-held research and development biotechnology company, since 2008. Dr. Hertz has also held several senior positions at companies in the biotechnology industry since 1998. Dr. Hertz received his undergraduate degree in biology from Bowdoin College and his Ph.D. in immunology and microbiology from the University of Colorado Medical School. We believe Dr. Hertz’s service as GRI Operations’ co-founder and Chief Executive Officer and his extensive experience in the biotechnology industry qualifies him to serve as a member of our Board.
Leanne Kelly has served as our Chief Financial Officer since the closing of the Merger in April 2023. She brings over 20 years of experience leading private and publicly-traded companies across life sciences, technology and e-commerce sectors with a foundation in public accounting. From May 2021 until the closing of the Merger, she served as the Chief Financial Officer of Vallon. From 2016 to 2021, she served as the Controller and Executive Director of Global Financial Reporting at OptiNose, Inc., a multi-million dollar revenue specialty pharmaceutical company. Over the course of her career, she has held Senior Vice President of Finance, Controller and Chief Financial Officer positions in private and public companies such as Flower Orthopedics, Iroko Pharmaceuticals, LLC, and Genaera Corporation. Ms. Kelly began her career as an auditor with KPMG LLP. While serving in those roles, Ms. Kelly's work included multi-million dollar financings, M&A diligence and support. She also has experience in financial oversight, internal and external financial reporting, forecasting, and financial analysis, as well as investor and public relations. Ms. Kelly also serves on the Board of Directors of Windtree Therapeutics, Inc., a publicly-traded biotechnology company, a position she has held since January 2025. Ms. Kelly received her Bachelor of Science degree in Business Economics with a concentration in Accounting from Lehigh University and is a licensed CPA (inactive status) in the state of Pennsylvania.
Vipin Kumar Chaturvedi, Ph.D., has served as our Chief Scientific Officer since April 2023. He co-founded GRI Operations in 2009 and, since its inception and until the date of the Merger, served as a member of its board of directors and as chairperson of its scientific advisory board. Dr. Chaturvedi served as GRI Operations’ Chief Scientific Officer from 2009 to 2017 and from 2022 to April 2023. Dr. Chaturvedi has served as a Professor of Medicine, Laboratory of Immune Regulation at the University of California, San Diego since April 2015. In 2015, Dr. Chaturvedi co-founded Simomics, UK, a simulation software company and served as a non-executive director from 2015 to July 2022. Additionally, Dr. Chaturvedi has served on the board of directors of Vidur Discoveries, LLC, a consulting company, since 2009. Dr. Chaturvedi obtained his undergraduate degree in biology from the Kanpur University, India, his master’s in biochemistry, molecular biology and immunology from the Institute of Medical Education & Research, India, and his Ph.D. in biochemistry from the Indian Institute of Science, India.
Albert Agro, Ph.D., has served as our Chief Medical Officer since April 2023. He co-founded GRI Operations in 2009 and served as a consultant to GRI Operations with the title Chief Medical Officer from August 2017 until April 2023. Dr. Agro has been serving as the Chief Executive Officer of Jocasta Neuroscience Inc., a publicly-traded biotechnology company since June of 2024. He has also served as President and Chief Executive Officer of Columbia Therapeutics Inc. since April 2021 and has over 20 years of experience in the biotechnology and pharmaceutical industries having held several senior clinical and development positions, including Chief Executive Officer of Sublimity Therapeutics Inc. from March 2018 to April 2021 and Chief Medical Officer at Cynapsus from June 2012 to September 2016. Dr. Agro received his Ph.D. in immunology from the Department of Medicine at McMaster University.
Non-Employee Directors
David Szekeres has served as a member of our Board since April 2023. Mr. Szekeres currently serves as the President of Connect Biopharma Holdings Limited, a publicly-traded, U.S.-headquartered global clinical-stage biopharmaceutical company. He has more than two decades of experience in the global life sciences industry as a finance and business development executive, deal maker, legal counsel and board member. Mr. Szekeres joined Heron Therapeutics, Inc. in March 2016 and served as Chief Operating Officer and Head of Finance until August 2023. Prior to this, he served as Chief Business Officer, Principal Financial & Accounting Officer and General Counsel at Regulus Therapeutics Inc. from 2014 to 2016. Mr. Szekeres also served as head of Mergers and Acquisitions at Life Technologies Corporation from 2008 through its acquisition by Thermo Fisher Scientific in February 2014. Mr. Szekeres currently serves on the board of directors at Sanford Burnham Prebys, CureMatch, and Animantis, and as an executive advisory board member at Colossal Biosciences. He served on the board of directors of Edico Genome Inc. from March 2014 until its acquisition by Illumina in 2018 and Patara Pharma from October 2014 until its acquisition by Roivant Sciences in 2018. Mr. Szekeres received his undergraduate degree in criminology, law and society from the University of California, Irvine and his J.D. from Duke University School of Law. We believe that Mr. Szekeres’s extensive experience as an executive and serving on other boards of directors in the biotechnology and biotherapeutics industry qualifies him to serve on our Board.

David Baker has served as a member of our Board from January 15, 2019 until August 23, 2019, and upon the consummation of the initial public offering of our Common Stock on February 12, 2021, he was again appointed as a director. He previously served as Vallon’s President and Chief Executive Officer from January 15, 2019 until April 12, 2023. Mr. Baker has also been serving as the President and Consultant of DB Biopharma Consulting LLC, a life science consulting company, since April 2023. He previously served as the Interim Chief Executive Officer and Chief Commercial Officer of Alcobra Ltd. (now known as Arcturus), where he oversaw the development of ADAIR. Prior to joining Alcobra Ltd., he worked at Shire Pharmaceuticals for 10 years, including as Vice President of Commercial Strategy and New Business in the Neuroscience Business Unit. In that role, Mr. Baker led the commercial assessment of neuroscience licensing opportunities, managed commercial efforts on pipeline central nervous system (CNS) products, and led the long-term strategic planning process. Previously, he served as Global General Manager for Shire’s Vyvanse® where he led the launch of Vyvanse and led global expansion efforts including successful establishment of a partnership in Japan and launches in Canada and Brazil. Prior to that, Mr. Baker served as Vice President of Marketing for all of Shire’s ADHD products. From 1990 through 2004, Mr. Baker worked at Merck & Co., where he held positions of increasing responsibility in marketing, sales, market research, and business development. In addition to his knowledge and experience with CNS medications, Mr. Baker’s expertise includes therapeutics for osteoporosis, migraine, and hyperlipidemia. He has been directly involved with the marketing of five medications with annual sales in excess of $1.0 billion each. Mr. Baker graduated Magna Cum Laude with a bachelor’s degree in Economics and Computer Science from Duke University. He earned a Master of Business Administration in Marketing from Duke’s Fuqua School of Business. Mr. Baker also serves on the board of directors of Benchworks, Inc., a private healthcare advertising agency. We believe that Mr. Baker’ service as Vallons’s President and Chief Executive Officer and his extensive expertise in the biotechnology industry qualifies him to serve as a member of our Board.
Roelof Rongen has served as a member of our Board since April 2023. He is a serial entrepreneur, company builder and Research and Development/Commercial Development leader with extensive experience across many therapeutic areas and functions. Mr. Rongen has served as Chief Executive Officer of Adolore BioTherapeutics, gene-therapy company, since July 2022, Founder/Chief Executive Officer of Innovative Molecules since June 2019, and Managing Member of AsteRx Pharma Consulting since September 2018. In 2012, he founded and progressed Matinas BioPharma (omega-3 and lipid-crystal nano-particle drug delivery) into a public company (NYSE:MTNB) until his departure in March 2018. Mr. Rongen was integral to the development and commercialization of products such as Humira® and Lovaza®. Prior to founding Matinas BioPharma, Mr. Rongen served as Executive Vice President at Trygg Pharma from 2010 to 2012 where he facilitated Norway’s Aker Group’s entry into the prescription omega-3 business, and ultimate sale to FMC. Before Aker, Mr. Rongen was VP for IP and Portfolio Management at Reliant Pharmaceuticals (acquired by GlaxoSmithKline) where he in-licensed Lovaza® and led development and pre-launch activities. Earlier in his career, Mr. Rongen was Global Product Director for Humira® and other Immunology Programs at BASF Pharma (acquired by Abbott/Abbvie). Mr. Rongen started his professional career as a management consultant at Arthur D. Little’s Technology Innovation Management practice and as a biotechnology/pharmaceutical consultant at The Wilkerson Group (acquired by IBM). Mr. Rongen received a Master of Science in Engineering in Molecular Sciences (with Biotechnology/Bio-Process Technology focus) from Wageningen University in the Netherlands and a Master of Business Administration from the Kellogg Business School at Northwestern University. We believe that Mr. Rongen’s experience in the biopharmaceutical industry qualifies him to serve on our Board.
Camilla V. Simpson, M.Sc., has served as a member of our Board since April 2023. She has served as a member of Spruce Biosciences board of directors since October 2017. Since April 2021, Ms. Simpson has been Chief Executive Officer of Zehna Therapeutics, an early stage biotechnology company and a spin-out from the Cleveland Clinic. Since April 2019, Ms. Simpson has been the Managing Member and President of Rare Strategic, LLC where she provides strategic advice and consulting services to biotechnology companies. Ms. Simpson joined the board of directors of Dyve Biosciences in December 2020. From April 2017 to April 2019, Ms. Simpson was SVP, Head of Product Portfolio Development at BioMarin where she was responsible for corporate and Research and Development governance, program leadership, project management, competitive intelligence, portfolio strategy, and business analytics. From October 2014 to April 2017, Ms. Simpson was Group Vice President Global Regulatory Affairs at BioMarin, and from March 2014 to October 2014, Ms. Simpson was Vice President Regulatory Affairs EU at BioMarin. She also spent 12 years at Shire, where after multiple roles of increasing responsibility, ultimately held the position of Vice President of Regulatory Affairs Early Development and Business Development. Ms. Simpson holds a Bachelor of Science from University College Galway, Ireland, a Bachelors of Science (Honors) from Kingston University, United Kingdom, and an Master of Science with distinction from University of London, UK. We believe that Ms. Simpson’s extensive experience serving as an executive, director and consultant in the biotechnology industry qualifies her to serve as a member of our Board.
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
Our Board is divided into three classes with staggered three-year terms. At each annual meeting of stockholders, the directors whose terms then expire will be subject to re-election to serve until the third annual meeting following re-election. As a result, only one class of directors will be elected at each annual meeting of our stockholders, with the other classes continuing for the remainder of their respective three-year terms. Our directors are divided among the three classes as follows:
•the Class I director is David Baker, and his term expires at the annual meeting of stockholders to be held in 2027;
•the Class II directors are Roelof Rongen and Camilla V. Simpson, M.Sc., and their term expires at the annual meeting of stockholders to be held in 2025; and
•the Class III directors are W. Marc Hertz, Ph.D., and David Szekeres, and their term expires at the annual meeting of stockholders to be held in 2026.
Our amended and restated certificate of incorporation and amended and restated bylaws provide that only our Board can fill vacancies on the Board, including due to increases in the size of the Board. Any additional directorships resulting from an increase in the authorized number of directors would be placed among the three classes so that, as nearly as possible, each class consists of one-third of the authorized number of directors.
Director Independence
Under the listing requirements of The Nasdaq Capital Market, independent directors must comprise a majority of a listed company’s board of directors within 12 months from the date of listing. In addition, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees must be independent within 12 months from the date of listing. Audit committee members must also satisfy additional independence criteria, including those set forth in Rule 10A-3 under the Exchange Act and compensation committee members must also satisfy the independence criteria set forth in Rule 10C-1 under the Exchange Act. A director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A-3 under the Exchange Act, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors or any other board committee: (1) accept, directly or indirectly, any consulting, advisory or other compensatory fee from the listed company or any of its subsidiaries, other than compensation for board service; or (2) be an affiliated person of the listed company or any of its subsidiaries. In order to be considered independent for purposes of Rule 10C-1, the board of directors must consider, for each member of a compensation committee of a listed company, all factors specifically relevant to determining whether a director has a relationship to such company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including, but not limited to: the source of compensation of the director, including any consulting advisory or other compensatory fee paid by such company to the director, and whether the director is affiliated with the company or any of its subsidiaries or affiliates.
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
Committees of the Board of Directors
Our Board has the ability to establish committees and has established an audit committee, a compensation committee and a nominating and corporate governance committee and may establish other committees to facilitate the management of our business. Members serve on these committees until their resignation or until otherwise determined by our Board. Our Board and its committees set meeting schedules throughout the year and can also hold special meetings and act by written consent from time to time, as appropriate.
The committees regularly report on their activities and actions to the full Board. Each member of each committee of our Board qualifies as an independent director in accordance with the listing standards of The Nasdaq Capital Market. Each committee of our Board has a written charter that was approved by our Board.
Copies of each charter are posted on our website at www.gribio.com under the “Investors” section. Information contained on our website is not incorporated by reference into this Annual Report. We have included our website address in this Annual Report on Form 10-K solely as an inactive textual reference.
Audit Committee
The members of our audit committee are Roelof Rongen, Camilla V. Simpson, M.Sc., and David Szekeres, who is the chairperson of the audit committee.
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
Each member of our compensation committee is independent under the rules and regulations of the SEC and the listing standards of The Nasdaq Capital Market applicable to compensation committee members. Our compensation committee assists our Board with its oversight of the forms and amount of compensation for our executive officers (including officers reporting under Section 16 of the Exchange Act), the administration of our equity and non-equity incentive plans for employees and other service providers and certain other matters related to our compensation programs. Our compensation committee, among other responsibilities, evaluates the performance of our Chief Executive Officer and, in consultation with him, evaluates the performance of our other executive officers (including officers reporting under Section 16 of the Exchange Act). Our compensation committee also administers our A&R 2018 Plan. The compensation committee is responsible for the determination of the compensation of our Chief Executive Officer, and will conduct its decision making process with respect to that issue without the Chief Executive Officer present.
The compensation committee has adopted the following processes and procedures for the consideration and determination of executive and director compensation:
•Evaluating, recommending, approving, and reviewing executive officer and director compensation arrangements, plans, policies, and programs;
•Administering our cash-based and equity-based compensation plans; and
•Making recommendations to our Board regarding any other Board responsibilities relating to executive compensation.
Nominating and Corporate Governance Committee
The members of our nominating and corporate governance committee are Camilla V. Simpson, M.Sc. and Roelof Rongen, who is the chairperson of the nominating and corporate governance committee.
Each member of our nominating and corporate governance committee is independent under the rules and regulations of the SEC and the listing standards of The Nasdaq Capital Market, applicable to nominating and corporate governance committee members. Our nominating and corporate governance committee’s responsibilities include:
•evaluating and making recommendations to the full Board as to the composition, organization and governance of our Board and its committees;
•evaluating and making recommendations as to director candidates;
•evaluating current Board members’ performance;
•developing continuing education programs for directors, as needed;
•overseeing the process for the dissemination of information to the Board and its committees;
•reviewing its own performance and the nominating and corporate governance committee charter annually;
•overseeing the process for chief executive officer and other executive officer succession planning; and
•developing and recommending governance guidelines for the Company.

Certain Corporate Governance Matters
Director Nominations
No material changes have been made to the procedures by which stockholders may recommend nominees to our Board.
Board Leadership Structure and Role of the Board in Risk Oversight
The Board is responsible for the control and direction of the Company. At present, the Board has elected to separate the positions of chairperson and Chief Executive Officer. Dr. Hertz will serve as Chief Executive Officer of the Company and as a member of the Board. Mr. Szekeres will serve as the chairperson of the Board. The Board believes that this structure will serve the Company well by maintaining a link between management, through Dr. Hertz’s membership on the Board, and the non-executive directors led by Mr. Szekeres in his role as a non-executive chairperson.
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
Compensation Committee Interlocks and Insider Participation
No member of our compensation committee has ever been an executive officer or employee of the Company. None of our officers currently serves, or has served during the last completed fiscal year, on any other entity’s board of directors, compensation committee or other committee that serves an equivalent function as our compensation committee and that has one or more officers who serves as a member of our Board or compensation committee.
Code of Business Conduct and Ethics
We have adopted a written Code of Business Conduct and Ethics (the Code of Conduct) applicable to all of our employees, executive officers and directors. The Code of Conduct covers fundamental ethical and compliance-related principles and practices such as accurate accounting records and financial reporting, avoiding conflicts of interest, the protection and use of our property and information and compliance with legal and regulatory requirements. Our Code of Conduct is available on the “Investors — Corporate Governance” section of our website at www.gribio.com and will be made available to stockholders without charge, upon request, by writing to the Corporate Secretary at 2223 Avenida de la Playa, Suite 208, La Jolla, CA 92037.
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
Insider Trading Policy
We maintain an Insider Trading Policy that, among other things, generally prohibits all persons who are aware of material information about the Company that is not generally known or available to the public, including our officers, directors and employees, from engaging in transactions involving our shares without first obtaining pre-clearance of the transaction by following the procedures described in the Insider Trading Policy. This includes short sales, hedging of share ownership positions, and transactions involving derivative securities relating to our shares. This policy is included as Exhibit 19 to this Annual Report.

Item 11.  EXECUTIVE COMPENSATION.
Summary Compensation Table
As an emerging growth company, we are required to disclose the compensation earned by or paid to our named executive officers for the last two completed fiscal years.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Option Awards ($)(1)	Non-Equity Incentive Compensation ($)(2)	All Other Compensation ($)(3)		Total ($)
W. Marc Hertz, Ph.D.	2024	458,708	—		—	158,373	143		617,224
President and Chief Executive Officer	2023	404,447	—		—	381,250	67		785,764
Leanne M. Kelly	2024	342,417	50,000	(4)	—	76,860	143		469,420
Chief Financial Officer	2023	304,063	100,000	(5)	114,437	118,750	9,367	(6)	646,617
Vipin Kumar Chaturvedi, Ph.D.	2024	342,417	—		—	76,860	143		419,420
Chief Scientific Officer	2023	214,911	—		—	79,625	8,317	(7)	302,853
(1)Reflects the aggregate grant date fair value of stock options granted during the fiscal year calculated in accordance with FASB ASC Topic 718. These amounts do not necessarily correspond to the actual value that may be realized by the executive in connection with the option awards. The assumptions made in valuing the option awards reported in this column are described in the Company’s audited consolidated financial statements (Note 3. Summary of Significant Accounting Policies and Note 11. Stock Based Compensation) included in this Annual Report.
(2)The amounts in this column represent performance bonuses earned by the named executive officers in the year shown based upon the achievement of pre-established performance objectives. See “Executive Compensation — Elements of Compensation — Bonuses and Non-Equity Incentive Plan Compensation” below.
(3)The amounts in this column include group term life insurance premiums paid on behalf of the named executive officers.
(4)Pursuant to her employment agreement, Ms. Kelly was paid a retention bonus of $50,000 on April 21, 2024, the first anniversary of the Closing.
(5)Pursuant to her employment agreement, Ms. Kelly was paid a sign on bonus of $100,000 at the Closing.
(6)The amounts reflect matching contributions to the named executive officer’s accounts under the Vallon SIMPLE IRA plan, in addition to group term life insurance premiums paid on the named executive officer’s behalf.
(7)The amounts reflect consulting fees paid to Dr. Chaturvedi prior to April 21, 2023, the date of his employment with the Company, in addition to group term life insurance premiums paid on the named executive officer’s behalf.
Elements of Compensation
2024 Base Salaries
Effective August 1, 2024, the base salaries of Dr. Hertz, Ms. Kelly and Dr. Chaturvedi were increased to $575,900, $384,300 and $384,300, respectively. From January 1, 2024 through July 31, 2024, the base salaries of Dr. Hertz, Ms. Kelly and Dr. Chaturvedi were $375,000, $312,500 and $312,500, respectively.

Bonuses and Non-Equity Incentive Plan Compensation
Dr. Hertz, Ms. Kelly and Dr. Chaturvedi are each eligible to receive a discretionary annual performance bonus with a target bonus equal to 55%, 40% and 40% of their then current base salary, respectively. For the fiscal year ended December 31, 2024, based on the achievement level of performance objectives, the Board awarded an annual performance bonus of $158,373 to Dr. Hertz and $76,860 to each of Ms. Kelly and Dr. Chaturvedi.
In addition to annual performance bonuses and pursuant to her employment agreement, on the first anniversary of the Closing in April 2024, Ms. Kelly was paid a retention bonus of $50,000.
Option Awards Granted During 2024
Although no option awards were granted to our named executive officers in 2024, in January 2025 the Board granted an aggregate of 34,319 options to Dr. Hertz and 14,402 options to each Ms. Kelly and Dr. Chaturvedi, of which an aggregate of 12,727 vested at the time of grant. The unvested options are subject to stockholder approval, a portion of which will vest immediately upon receipt of such approval and the remaining unvested options will vest following such approval on a quarterly vesting schedule over three years from the date of grant, subject to the holder’s continued service to the Company.
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
Our named executive officers are also entitled to participate in all of our retirement and group welfare plans, subject to the terms and conditions applicable to such plans. Further, each named executive officer's employment agreement contains restrictive covenants relating to non-disclosure of confidential information, mutual non-disparagement and assignment of inventions provisions. The employment agreement with Ms. Kelly also include non-competition and non-solicitation provisions.
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
Pursuant to his employment agreement with us, if Dr. Hertz’s employment were terminated by us without cause or terminated by Dr. Hertz for good reason, in either case within the one-year period following a change in control transaction, then Dr. Hertz would be entitled to the following severance benefits:
•a lump sum payment equal to 18 months of his annual base salary, plus a lump sum payment equal to 150% of his target bonus, without proration, for the fiscal year of termination;
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

Pursuant to her employment agreement with us, if Ms. Kelly’s employment were terminated by us without cause or terminated by Ms. Kelly for good reason, in either case within the one-year period following a change in control transaction, then Ms. Kelly would be entitled to the following severance benefits:
•a lump sum payment equal to 12 months of her annual base salary, plus a lump sum payment equal to 100% of her target bonus, without proration, for the fiscal year of termination;
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
Vipin Kumar Chaturvedi, Ph.D.
Pursuant to his employment agreement with us, if Dr. Chaturvedi’s employment were terminated by us without cause or terminated by Dr. Chaturvedi for good reason, in either case not in connection with a change in control, then Dr. Chaturvedi would be entitled to the following severance benefits:
•continued base salary for a period of nine months, plus a pro-rated bonus for the year of termination, based on actual performance results for the entire year, and provided he was employed for at least six months during that year; and
•subsidized premiums for COBRA continuation coverage for a period of nine months (or such earlier date that he obtains alternative coverage).
Pursuant to his employment agreement with us, if Dr. Chaturvedi’s employment were terminated by us without cause or terminated by Dr. Chaturvedi for good reason, in either case within the one-year period following a change in control transaction, then Dr. Chaturvedi would be entitled to the following severance benefits:
•a lump sum payment equal to 12 months of his annual base salary, plus a lump sum payment equal to 100% of his target bonus, without proration, for the fiscal year of termination;
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
Outstanding Equity Awards at Fiscal Year-End
Stock Option Awards
The following table sets forth the outstanding stock option awards as of December 31, 2024, held by our named executive officers, on an award-by-award basis, setting forth the total number of shares underlying each stock option award that are (i) exercisable, but not yet exercised, (ii) unexercisable and not yet exercised, and (iii) total aggregate amount underlying each award.

	Option Awards(2)
Name	Number of Securities Underlying Unexercised, Options (#) Exercisable	Number of Securities Underlying Unexercised, Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Leanne Kelly	17	36	—	2,351.44	9/22/2033
Chief Financial Officer
__________________
(1)The stock options award vested 25% on the first anniversary of the vesting start date (September 22, 2023) and vests 2.083% (1/48th of such shares) for each subsequent month that the executive remains employed with us.

(2)Drs. Hertz and Chaturvedi had no outstanding option or stock awards as of December 31, 2024, and are therefore not included in this table.
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
•A non-employee director who (i) is serving on the Board as of the date of any annual meeting of our stockholders after August 10, 2023 and has been serving as a non-employee director for at least six months as of the date of such meeting, and (ii) will continue to serve as a non-employee director immediately following such meeting, shall be automatically granted an option grant to purchase a number of shares of Common Stock equal to the quotient obtained by dividing $50,000 by the closing price of the Common Stock on the date of such annual meeting, which generally will vest in quarterly installments over one year. Notwithstanding the foregoing,the directors did not receive stock options on the date of the 2024 annual meeting of our stockholders, and in lieu thereof, in January 2025, the directors, other than the chairman of the Board, received options to purchase an aggregate of 23,328 shares of Common Stock and the chairman of the Board received options to purchase 13,331 shares of Common Stock, of which an aggregate of 8,401 vested at the time of grant. The unvested options are subject to stockholder approval, a portion of which will vest immediately upon receipt of such approval and the remaining unvested options will vest following such approval on a quarterly vesting schedule over three years from the date of grant, subject to the holder’s continued service to the Company.

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
A non-employee director may instead elect to receive annual retainer for serving as a chairperson in an award of a stock option in lieu of cash.

Director Compensation
The following table provides information on compensation paid to our non-employee directors in 2024:

	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
David Baker	40,000	—	40,000
Roelof Rongen	57,500	—	57,500
Camilla V. Simpson, M.Sc.	64,500	—	64,500
David Szekeres	91,000	—	91,000
Policies and Procedures Related to the Grant of Certain Equity Awards

We do not purposefully time our grants to coincide or be near in time to the release of material non-public information (MNPI). However, from time to time, we may grant options close in time to the release of MNPI to the extent those options are being granted upon the hiring of new executive officers and in connection with annual grants being made as part of our director compensation policy, upon appointment of a new director and on an annual basis at each annual meeting.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table sets forth certain information known to us regarding beneficial ownership of our capital stock as of February 28, 2025 for:
•each person or group of affiliated persons known by us to be the beneficial owner of more than five percent of our capital stock;
•each of our named executive officers;
•each of our directors; and
•all of our executive officers, and directors as a group.
We have determined beneficial ownership in accordance with the rules and regulations of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power, and includes securities that the individual or entity has the right to acquire, such as through the exercise of stock options, within 60 days of February 28, 2025. Except as noted by footnote, and subject to community property laws where applicable, we believe, based on the information provided to us, that the persons and entities named in the table below have sole voting and investment power with respect to all common stock shown as beneficially owned by them.
The percentage of beneficial ownership in the table below is based on 525,358 shares of Common Stock deemed to be outstanding as of February 28, 2025.

	Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Number of Shares of Beneficial Ownership	Percentage of Total Common Stock
Directors and Named Executive Officers(1)
W. Marc Hertz, Ph.D.(2)	7,880	1.48%
Leanne Kelly(3)	2,569	*
Vipin Kumar Chaturvedi, Ph.D.(4)	2,659	*
David Baker(5)	1,796	*
Roelof Rongen(6)	1,795	*
Camilla V. Simpson, M.Sc.(6)	1,795	*
David Szekeres(7)	3,068	*
All directors and executive officers as a group (8 persons)(8)	21,673	3.97%
*Represents beneficial ownership of less than one percent of our outstanding common stock.

(1)Except as otherwise noted below, the address of the beneficial owner is c/o GRI Bio, Inc. 2223 Avenida de la Playa, Suite 208, La Jolla, CA 92037.
(2)Consists of (i) 249 shares of Common Stock and (ii) 7,631 shares of Common Stock issuable pursuant to stock options exercisable within 60 days of February 28, 2025.
(3)Consists of 2,569 shares of Common Stock issuable pursuant to stock options exercisable within 60 days of February 28, 2025.
(4)Consists of (i) 111 shares of Common Stock and (ii) 2,548 shares of Common Stock issuable pursuant to stock options exercisable within 60 days of February 28, 2025.
(5)Consists of 1,796 shares of Common Stock issuable pursuant to stock options exercisable within 60 days of February 28, 2025.
(6)Consists of 1,795 shares of Common Stock issuable pursuant to stock options exercisable within 60 days of February 28, 2025.
(7)Consists of 3,068 shares of Common Stock issuable pursuant to stock options exercisable within 60 days of February 28, 2025.
(8)Consists of (i) the shares of Common Stock described in footnotes (2) through (6) above and (ii) 111 shares of Common Stock held by Albert Agro, Ph.D.
Equity Compensation Plan Information
The following table sets forth information regarding our equity compensation plans as of December 31, 2024:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	256	$4,376.92	114 (2)
Equity compensation plans not approved by security holders	—	—	—
Total	256		114
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
(2)Includes shares of our common stock under the A&R 2018 Plan. For a description of this plan, refer to Note 11. “Stock Based Compensation” to the financial statements included in this Annual Report.
Description of Amended and Restated GRI Bio, Inc. 2018 Equity Incentive Plan
On April 21, 2023, the stockholders of the Company approved the A&R 2018 Plan. The A&R 2018 Plan became effective on April 21, 2023, with the stockholders approving the amendment to the A&R 2018 Plan (i) to increase the aggregate number of shares by 109 shares to 140 shares of Common Stock for issuance as awards under the A&R 2018 Plan, (ii) to increase the aggregate maximum number of shares of Common Stock that may be issued pursuant to the exercise of incentive stock options under the A&R 2018 Plan to 1,723 shares, (iii) to extend the term of the A&R 2018 Plan through January 1, 2033, (iv) to prohibit any action that would be treated as a “repricing” of an award without further approval by the stockholders of Company, and (v) to revise the limits on awards to non-employee directors as follows: the aggregate grant date fair value of shares granted to any non-employee director under the A&R 2018 Plan and any other cash compensation paid to any non-employee director in any calendar year may not exceed $0.75 million; increased to $1.0 million in the year in which such non-employee director initially joins the Board.
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
Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The following is a summary of each transaction or series of similar transactions since January 1, 2022, to which we have been a party that:
•The amount involved exceeded or exceeds $120,000 or is greater than 1% of our total assets as of December 31, 2024, 2023 and 2022; and

•any of our directors or executive officers, any holder of 5% of our capital stock or any member of their immediate family had or will have a direct or indirect material interest.
TEP Convertible Promissory Note
In November 2018, GRI Operations and TEP Biotech, LLC (“TEP”) entered into a convertible note and warrant purchase agreement pursuant to which TEP agreed to fund up to $5.0 million to GRI Operations in exchange for a convertible promissory note (the “TEP Note”) and a warrant to purchase up to 16 shares of GRI Operations common stock at an exercise price of $0.01 per share. The TEP Note was secured by GRI Operations’ assets and accrues simple interest on the outstanding principal balance at a rate of 12% per annum. The total outstanding principal and accrued interest balance was initially due on the earlier of GRI Operations’ next financing (as defined therein) and May 2, 2020 (the “Maturity Date”).
Amendments to TEP Note
In December 2019, GRI Operations and TEP amended the TEP Note. In lieu of TEP funding the second $2.5 million tranche, TEP made a first additional advance of $0.5 million to GRI Operations in exchange for a convertible promissory note, a warrant to purchase up to 11 shares of GRI Operations common stock at an exercise price of $0.01 per share, and the assignment of GRI Operations’ rights under a certain call option agreement. The call option agreement, which was entered into in 2015, provided GRI Operations with the right to repurchase up to 25 shares of GRI Operations common stock held by the counterparty for $41,366.78 per share at any time before April 1, 2025.
In July 2020, the Maturity Date was extended to August 31, 2020, and in March 2021, TEP agreed to forbear on its available right to exercise remedies on account of GRI Operations’ failure to pay the past due principal and accrued interest balance until October 31, 2021.
In May 2021, GRI Operations and TEP further amended the TEP Note, and TEP agreed to make a second additional advance of $0.5 million to GRI Operations in exchange for a convertible promissory note with separate, modified conversion options.
In July 2022, GRI Operations and TEP further amended the TEP Note, and TEP agreed to make a third additional advance of $125,000 to GRI Operations in exchange for a convertible promissory note and a warrant to purchase up to 1 share of GRI Operations common stock at an exercise price of $0.01 per share.
Conversion of TEP Note
In December 2022, in connection with the execution of the Merger Agreement, the TEP Note converted in full into 100 shares of GRI Operations common stock pursuant to a conversion agreement executed by GRI and TEP. Upon conversion, TEP became a beneficial owner of more than 5% of GRI Operations common stock.
Equity Financing
Securities Purchase Agreement (Bridge Financing)
In connection with the execution of the Merger Agreement, in December 2022, GRI Operations entered into the Bridge SPA with Altium. Pursuant to the Bridge SPA, GRI Operations issued to Altium the Bridge Notes and warrants to purchase an aggregate of 809 shares of GRI Operations’ common stock (the “Bridge Warrants”). As a result of the Merger, at the Effective Time, the Bridge Warrants were exchanged for the Exchange Warrants. The Exchange Warrants have since been fully exercised on a cashless basis.
Securities Purchase Agreement (Equity Financing)
In addition to the Bridge SPA, in connection with the of execution the Merger Agreement in December 2022, the Company, GRI Operations and Altium entered into the Equity SPA. Pursuant to the Equity SPA, immediately prior to the Closing, GRI Operations issued 4,387 shares of GRI Operations common stock (the “Initial Shares”) to Altium and 17,549 shares of GRI Operations common stock (the “Additional Shares”) into escrow with an escrow agent. At the Closing, pursuant to the Merger, the Initial Shares converted into an aggregate of 164 shares of Common Stock and the Additional Shares converted into an aggregate of 656 shares of Common Stock. On May 8, 2023, in accordance with the terms of the Equity SPA, we and Altium authorized the escrow agent to, subject to beneficial ownership limitations, disburse to Altium all of the shares of Common Stock issued in exchange for the Additional Shares. Pursuant to the Equity SPA, we issued to Altium on May 8, 2023 (i) Series A-1 Warrants to purchase 820 shares of Common Stock with an initial exercise price of $20,899.97 per share, (ii) Series A-2 Warrants to purchase 738 shares of Common Stock with an initial exercise price of $22,802.78per share, and (iii) Series T Warrants to purchase (x) 526 shares of Common Stock at an exercise price of $18,997.16 per share and (y) if the Series T Warrants are exercised in full by paying the Aggregate Exercise Price in cash, an additional amount of Series A-1 Warrants and

Series A-2 Warrants, each to purchase 526 shares of Common Stock at their respective exercise price (collectively, the “Equity Warrants”). All of the Equity Warrants have since been fully exercised or forfeited.
Following the transactions described herein, Altium became a holder of greater than 5% of our Common Stock.
Employment Agreements
We have entered into employment agreements with each of our executive officers. See Item 11. “Executive Compensation.”
Equity Grants
We have granted stock options to each of our executive officers and members of our Board. See Item 11. “Executive Compensation.”
Indemnification and Limitation on Liability
Section 145 of the DGCL (Section 145) authorizes a corporation to indemnify its directors and officers against liabilities arising out of actions, suits and proceedings to which they are made or threatened to be made a party by reason of the fact that they have served or are currently serving as a director or officer to a corporation. The indemnity may cover expenses (including attorneys’ fees) judgments, fines and amounts paid in settlement actually and reasonably incurred by the director or officer in connection with any such action, suit or proceeding. In addition, Section 145 provides that a corporation has the power to purchase and maintain insurance on behalf of its directors and officers against any liability asserted against them and incurred by them in their capacity as a director or officer, or arising out of their status as such, whether or not the corporation would have the power to indemnify the director or officer against such liability under Section 145.
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
In addition, our amended and restated bylaws provide that:
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
We have entered into indemnification agreements with each of our directors and officers. These agreements provide that we will indemnify each of our directors, our executive officers and, at times, their affiliates to the fullest extent permitted by Delaware law. We will advance expenses, including attorneys’ fees (but excluding judgments, fines and settlement amounts), to each indemnified director, executive officer or affiliate in connection with any proceeding in which indemnification is available and we will indemnify our directors and officers for any action or proceeding arising out of that person’s services as a director or officer brought on behalf of us or in furtherance of our rights. Additionally, certain of our directors or officers may have certain rights to indemnification, advancement of expenses or insurance provided by their affiliates or other third parties, which indemnification relates to and might apply to the same proceedings arising out of such director’s or officer’s services as a director referenced herein. Nonetheless, we have agreed in the indemnification agreements that our obligations to those same directors or officers are primary and any obligation of such affiliates or other third parties to advance expenses or to provide indemnification for the expenses or liabilities incurred by those directors are secondary.

Policies and Procedures for Related Party Transactions
We have adopted a written policy that requires all future transactions between us and any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of, or entities affiliated with, any of them, or any other related persons, as defined in Item 404 of Regulation S-K, or their affiliates, in which the amount involved is equal to or greater than the threshold amount proscribed by Item 404 of Regulation S-K, be approved in advance by our Audit Committee. Any request for such a transaction must first be presented to our Audit Committee for review, consideration and approval. In approving or rejecting any such proposal, our Audit Committee is to consider the relevant facts and circumstances available and deemed relevant to the Audit Committee, including, but not limited to, the extent of the related party’s interest in the transaction, and whether the transaction is on terms no less favorable to us than terms we could have generally obtained from an unaffiliated third party under the same or similar circumstances.
Director Independence
See Item 10. “Directors, Executive Officers and Corporate Governance Management — Director Independence.”
Committees of our Board of Directors
Our Board has established an audit committee, a compensation committee and a nominating and corporate governance committee, each of which operates pursuant to a written charter adopted by our Board. See Item 10. “Directors, Executive Officers and Corporate Governance Management — Committees of the Board of Directors.”
Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Our independent registered public accounting firm is Sadler, Gibb & Associates LLC, Draper, Utah, Auditor Firm ID: 3627.
The following table represents aggregate fees incurred for Sadler, Gibb & Associates LLC services during the years ended December 31, 2024 and 2023 by us.

	December 31,
	2024	2023
Audit Fees (1)	$194,325	$156,323
Audit Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees (4)	—	—
Total	$194,325	$156,323
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
(2)Audit Related Fees represent the aggregate fees billed for assurance and related professional services rendered by our independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees."
(3)Tax Fees represent the aggregate fees billed for professional services rendered by our independent registered public accounting firm for tax compliance, tax advice and tax planning services.
(4)All Other Fees represent the aggregate fees billed for all other products and services rendered by our independent registered public accounting firm other than the services reported in the other categories
The audit committee will approve in advance the engagement and fees of the independent registered public accounting firm for all audit services and non-audit services, based upon independence, qualifications and, if applicable, performance. The audit committee may form and delegate to subcommittees of one or more members of the audit committee the authority to grant pre-approvals for audit and permitted non-audit services, up to specific amounts. All audit services provided by Sadler, Gibb & Associates LLC for the periods presented were approved by our audit committee and ratified by our Board.
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
Consistent with requirements of the SEC and the Public Company Accounting Oversight Board regarding auditor independence, our audit committee is responsible for the appointment, compensation and oversight of the work of our independent registered public accounting firm. In recognition of this responsibility, our audit committee, or the chairperson if such approval is needed between meetings of the audit committee, pre-approves all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services.

PART IV
Item 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
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
(3)Exhibits. See (b) below.
(b)Exhibits
The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report.

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Date	File Number
2.1△	Agreement and Plan of Merger, by and among the Company, Vallon, and Vallon Merger Sub, Inc., dated as of December 13, 2022.		8-K	12/13/22	001-40034
2.2	Amendment to Agreement and Plan of Merger, by and among the Company, Vallon, and Vallon Merger Sub, Inc., dated as of February 17, 2023.		S-4/A	02/24/23	333-268977
3.1	Amended and Restated Certificate of Incorporation, as amended.	X
3.2	Amended and Restated Bylaws.		8-K/A	05/26/23	001-40034
4.1	Specimen Common Stock Certificate.		S-1	10/23/20	333-249636
4.2△	Registration Rights Agreement, by and between Vallon and the investor party thereto, dated December 13, 2022.		8-K	12/13/22	001-40034
4.3	Form of Common Stock Purchase Warrant.		8-K	5/13/22	001-40034
4.4	Form of Amendment No. 1 to Common Stock Purchase Warrant.		8-K	07/26/22	001-40034
4.5	Form of Equity Warrant.		8-K	12/13/22	001-40034
4.6	Form of Exchange Warrant.		8-K	12/13/22	001-40034
4.7	Form of Senior Secured Note of GRI Bio Operations, Inc.		S-4	12/23/22	333-268977
4.8	Warrant to Purchase Stock issued to TEP Biotech, LLC, dated as of November 2, 2018.		S-4	12/23/22	333-268977
4.9	Warrant to Purchase Stock issued to TEP Biotech, LLC, dated as of December 3, 2019.		S-4	12/23/22	333-268977
4.10	Warrant to Purchase Stock issued to TEP Biotech, LLC, dated as of July 7, 2022.		S-4	12/23/22	333-268977
4.11	Warrant to Purchase Stock issued to Oppel Greeff, dated as of July 7, 2022.		S-4	12/23/22	333-268977
4.12	Form of Amendment to 2022 Warrant to Purchase Stock.		S-4/A	01/30/23	333-268977
4.13	Form of Series B-1 Common Warrant.		S-1/A	01/31/24	333-276025
4.14	Form of Series B-2 Common Warrant.		S-1/A	01/31/24	333-276025
4.15	Form of Placement Agent Warrant.		S-1/A	06/26/24	333-280323
4.16	Form of Series C-1 Common Warrant.		S-1/A	06/26/24	333-280323
4.17	Form of Series C-2 Common Warrant.		S-1/A	06/26/24	333-280323
4.18	Form of Placement Agent Warrant.		8-K	10/22/24	001-40034
4.19	Form of Series D-1 Common Warrant.		8-K	10/22/24	001-40034
4.20	Form of Series D-2 Common Warrant.		8-K	10/22/24	001-40034
4.21	Description of Securities.	X
10.1#	A&R 2018 Equity Incentive Plan.		8-K	04/21/23	001-40034
10.2#	Form of Nonqualified Stock Option Agreement under the Company’s A&R 2018 Equity Incentive Plan.		S-1	10/23/20	333-249636
10.3#	Form of Incentive Stock Option Agreement under the Company’s A&R 2018 Equity Incentive Plan.		S-1	10/23/20	333-249636
10.4#	GRI Bio Operations, Inc. 2015 Equity Incentive Plan.		S-4	12/23/22	333-268977
10.5	License Agreement, by and between the Company and MEDICE Arzneimittel Putter GmbH & Co. KG, dated as of January 6, 2020.		S-1	10/23/20	333-249636
10.6△	Form of Securities Purchase Agreement.		8-K	05/13/22	001-40034
10.7△	Amendment No. 1 to Securities Purchase Agreement, by and between Vallon and each purchaser identified on the signature pages thereto, dated as of July 25, 2022.		8-K	07/26/22	001-40034

10.8#	Consulting and Clinical Advisory Board Agreement, by and between the Company and Rohit Loomba, M.D., dated as of June 3, 2016.		S-4	12/23/22	333-268977
10.9#	Consulting and Scientific Advisory Board Agreement, by and between the Company and Vipin Kumar Chaturvedi, personally or through Vidur Discoveries LLC, dated as of October 31, 2018.		S-4	12/23/22	333-268977
10.10	Securities Purchase Agreement, by and between the Company and Altium Growth Fund, LP, dated as of December 13, 2022.		8-K	12/13/22	001-40034
10.11	Securities Purchase Agreement, by and among the Company, Vallon and Altium Growth Fund, LP, dated as of December 13, 2022.		8-K	12/13/22	001-40034
10.12	Omnibus Amendment to Securities Purchase Agreements, by and among the Company, GRI Bio Operations, Inc., and Altium Growth Fund, LP, dated as of February 17, 2023.		S-4	03/06/23	333-268977
10.13△
Lease Agreement, by and between La Jolla Shores Plaza, LLC and GRI Bio Operations, Inc., dated as of March 2, 2018, for that property located at 2223 Avenida de la Playa, Suite 208, La Jolla, California, 92037, as amended on February 16, 2021 and February 20, 2024.
			10-K	03/28/24	001-40034
10.14#	Amended and Restated Non-Employee Director Compensation Program.		S-1/A	12/04/23	333-274972
10.15#	Form of Indemnification Agreement.		8-K	04/21/23	001-40034
10.16#	Employment Agreement, by and between GRI Bio Operations, Inc. and Marc Hertz, Ph.D., dated as of February 20, 2023.		S-4/A	02/24/23	333-268977
10.17#	Employment Agreement, by and between GRI Bio Operations, Inc. and Leanne M. Kelly, dated as of February 20, 2023.		S-4/A	02/24/23	333-268977
10.18#	Employment Agreement, by and between GRI Bio Operations, Inc. and Vipin Kumar Chaturvedi, dated as of February 20, 2023.		S-4/A	02/24/23	333-268977
10.19#	Separation Agreement, by and between the Company and David Baker, dated as of April 21, 2023.		8-K	04/21/23	001-40034
10.20#	Employment Agreement, by and between the Company and Albert Agro, Ph.D., dated as of July 1, 2023.		10-Q	08/14/23	001-40034
10.21△	Asset Purchase Agreement, by and between the Company and Aardvark Therapeutics, Inc., dated as of August 22, 2023.		8-K	08/23/23	001-40034
10.22△	Form of Securities Purchase Agreement.		S-1/A	01/31/24	333-276025
10.23	Form of Placement Agent Agreement.		S-1/A	01/31/24	333-276025
10.24△	Form of Securities Purchase Agreement.		S-1/A	06/26/24	333-280323
10.25	Form of Repricing Letter Agreement.		8-K	10/22/24	001-40034
10.26	At The Market Offering Agreement, dated May 20, 2024, by and between GRI Bio, Inc. and H.C. Wainwright & Co., LLC		8-K	5/20/24	001-40034
19	Insider Trading Policy.	X
21.1	Subsidiaries.		S-1/A	12/04/23	333-274972
23.1	Consent of Independent Registered Public Accounting Firm.	X
24.1	Powers of Attorney for directors and certain executive officers (contained on the signature page).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.	X
32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
97	Clawback Policy.		10-Q	11/14/23	001-40034
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
__________________
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

GRI BIO, INC.

Date: March 14, 2025	By:	/s/ W. Marc Hertz
Name: W. Marc Hertz, Ph.D.
Title: President and Chief Executive Officer
SIGNATURES AND POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints W. Marc Hertz, Ph.D. and Leanne Kelly as his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and all documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or any of them, or his or her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ W. Marc Hertz, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2025
W. Marc Hertz, Ph.D.

/s/ Leanne Kelly	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2025
Leanne Kelly

/s/ David Szekeres	Director, Chair of the Board	March 14, 2025
David Szekeres

/s/ David Baker	Director	March 14, 2025
David Baker

/s/ Roelof Rongen	Director	March 14, 2025
Roelof Rongen

/s/ Camilla V. Simpson, M.Sc.	Director	March 14, 2025
Camilla V. Simpson, M.Sc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of GRI Bio, Inc.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of GRI Bio, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
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
Draper, UT
March 14, 2025

GRI Bio, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$5,028	$1,808
Prepaid expenses and other current assets	587	1,126
Total current assets	5,615	2,934
Property and equipment, net	4	8
Operating lease right-of-use assets	120	14
Total assets	$5,739	$2,956

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$897	$1,410
Accrued expenses	691	1,270
Warrant liability	—	3
Operating lease liabilities, current	48	14
Total current liabilities	1,636	2,697
Operating lease liabilities, non-current	71	—
Total liabilities	1,707	2,697

Commitments and contingencies (Note 13)

Stockholders' equity:
Common stock, $0.0001 par value; 250,000,000 shares authorized; 525,485 and 2,909 shares issued and outstanding as of December 31, 2024 and 2023, respectively	—	—
Additional paid-in-capital	43,772	31,792
Accumulated deficit	(39,740)	(31,533)
Total stockholders' equity	4,032	259
Total liabilities and stockholders' equity	$5,739	$2,956

See accompanying notes to consolidated financial statements.

GRI Bio, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023
Operating expenses:
Research and development	$3,768	$3,232
General and administrative	4,467	8,155
Total operating expenses	8,235	11,387
Loss from operations	(8,235)	(11,387)
Other income	—	250
Change in fair value of warrant liability	3	182
Interest income (expense), net	25	(2,082)
Net loss	$(8,207)	$(13,037)
Deemed dividend on Series B Warrants	(1,911)	—
Net loss available to common stockholders	$(10,118)	$(13,037)
Net loss per share attributable to common stockholders, basic and diluted	$(55.21)	$(5,018.09)
Weighted-average common shares outstanding, basic and diluted	183,278	2,598

See accompanying notes to consolidated financial statements.

GRI Bio, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(in thousands, except shares)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
	Shares	Amount
Balance, December 31, 2022	646	$—	$16,871	$(18,496)	$(1,625)
Stock-based compensation expense	—	—	388	—	388
Restricted stock vesting	106	—	—	—	—
Warrant issuance	—	—	532	—	532
Warrant exercise	1,028	—	12	—	12
Issuance of common stock in pre-closing financing	785	—	11,721	—	11,721
Issuance of common stock for settlement of bridge note	35	—	3,333	—	3,333
Issuance of common stock for reverse recapitalization expenses	19	—	1,875	—	1,875
Issuance of common stock to Vallon stockholders in reverse recapitalization	290	—	(2,940)	—	(2,940)
Net loss	—	—	—	(13,037)	(13,037)
Balance, December 31, 2023	2,909	$—	$31,792	$(31,533)	$259
Stock-based compensation expense	—	—	148	—	148
Fractional share adjustment	(12)	—	—	—	—
Warrant exercise	191,946	—	666	—	666
Issuance of common stock	330,642	—	11,166	—	11,166
Net loss	—	—	—	(8,207)	(8,207)
Balance, December 31, 2024	525,485	$—	$43,772	$(39,740)	$4,032

See accompanying notes to consolidated financial statements.

GRI Bio, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(8,207)	$(13,037)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	4	4
Amortization of debt discounts and issuance costs	—	2,104
Stock-based compensation expense	148	388
Change in fair value of warrant liability	(3)	(182)
Change in operating lease right of use assets	(105)	53
Change in operating assets and liabilities:
Prepaid expenses and other current assets	313	(547)
Accounts payable	(387)	2,159
Accrued expenses	(479)	125
Operating lease liabilities	105	(57)
Cash used in operating activities	(8,611)	(8,990)

Investing activities:
Purchase of property and equipment	—	(8)
Cash used in investing activities	—	(8)

Financing activities:
Advances from employees	—	190
Repayment of advances from employees	—	(195)
Proceeds from issuance of bridge promissory note	—	1,250
Proceeds from issuance of common stock in financing transactions	9,499	12,250
Proceeds from issuance of common stock under ATM facility	3,604	—
Proceeds from warrant exercise	762	12
Payment for fractional shares in connection with reverse stock split	(1)	—
Cash acquired in reverse recapitalization	—	941
Payment of reverse recapitalization costs	—	(2,984)
Payment of deferred stock issuance costs	(2,033)	(517)
Payment of debt issuance costs	—	(150)
Cash provided by financing activities	11,831	10,797

Net increase in cash and cash equivalents	3,220	1,799
Cash and cash equivalents at beginning of period	1,808	9
Cash and cash equivalents at end of period	$5,028	$1,808

Supplemental disclosure or noncash activities:
Issuance of stock for repayment of bridge loan	$—	$3,333
Recognition of debt discount and additional paid-in-capital for warrants issued in connection with promissory notes	$—	$532
Net liabilities acquired in connection with reverse recapitalization	$—	$3,881
Debt and deferred stock issuance costs included in accounts payable and accrued expenses	$—	$226
Issuance of stock for payment of reverse recapitalization costs	$—	$1,875
Issuance of warrants for payment of stock issuance costs	$287	$18
See accompanying notes to consolidated financial statements

GRI Bio, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS
GRI Bio, Inc. (GRI or the Company), based in La Jolla, CA, was incorporated in Delaware in May 2009, which is the date of inception.
GRI is a clinical-stage biopharmaceutical company focused on discovering, developing, and commercializing innovative therapies that target serious diseases associated with dysregulated immune responses leading to inflammatory, fibrotic, and autoimmune disorders. The Company’s goal is to be an industry leader in developing therapies to treat these diseases and to improve the lives of patients suffering from such diseases. The Company’s lead product candidate, GRI-0621, is an oral inhibitor of type 1 Natural Killer T (iNKT I) cells and is being developed for the treatment of severe fibrotic lung diseases such as idiopathic pulmonary fibrosis (IPF). The Company’s product candidate portfolio also includes GRI-0803 and a proprietary library of 500+ compounds. GRI-0803, the lead molecule selected from the library, is a novel oral agonist of type 2 diverse Natural Killer T (dNKT) cells and is being developed for the treatment of autoimmune disorders, with much of its preclinical work in Systemic Lupus Erythematosus Disease (SLE) or lupus and multiple sclerosis (MS).
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
Reverse Stock Splits
In connection with the Merger, and immediately prior to the effective time of the Merger (the Effective Time), the Company effected a reverse stock split of its common stock, par value $0.0001(Common Stock), at a ratio of one-for thirty (the April 2023 Reverse Stock Split). On January 29, 2024, the Company effected a reverse stock split of its common stock at a ratio of one-for-seven (the January 2024 Reverse Stock Split). On June 14, 2024, the Company effected a reverse stock split of its Common Stock at a ratio of one-for-thirteen (the June 2024 Reverse Stock Split). On February 21, 2025, the Company effected a reverse stock split of its Common Stock at a ratio of one-for-seventeen (the February 2025 Reverse Stock Split and together with the April 2023 Reverse Stock Split, the January 2024 Reverse Stock Split and the June 2024 Reverse Stock Split, the Reverse Stock Splits).Unless otherwise noted, all references to share and per share amounts in these consolidated financial statements reflect the Reverse Stock Splits.
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
2. LIQUIDITY
These consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any significant revenues from operations since inception and does not expect to do so in the foreseeable future. The Company has incurred operating losses since its inception in 2009 and as a result has incurred $39,740 in accumulated deficit through December 31, 2024. The Company has financed its working capital requirements to date through the issuance of equity and debt securities. As of December 31, 2024, the Company had cash of approximately $5,028.
In connection with signing the Merger Agreement, the Company, GRI Operations and Altium Growth Fund, LP (Altium) entered into a Securities Purchase Agreement, dated December 13, 2022 (the Equity SPA), pursuant to which Altium agreed to invest $12,250 in cash and cancel any outstanding principal and accrued interest on the Bridge Notes (as defined below) in return for the issuance of

GRI Bio, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

shares of GRI Operations common stock (GRI Operations Common Stock) immediately prior to the consummation of the Merger. Pursuant to the Equity SPA, immediately prior to the Closing, GRI Operations issued 4,387 shares of GRI Operations Common Stock (the Initial Shares) to Altium and 17,549 shares of GRI Operations Common Stock (the Additional Shares) into escrow with an escrow agent for net proceeds of $11,704, after deducting offering expenses of $546.
At the closing, pursuant to the Merger, the Initial Shares converted into an aggregate of 164 shares of the Company’s Common Stock and the Additional Shares converted into an aggregate of 656 shares of the Company’s Common Stock. On May 8, 2023, in accordance with the terms of the Equity SPA, the Company and Altium authorized the escrow agent to, subject to beneficial ownership limitations, disburse to Altium all of the shares of the Company’s Common Stock issued in exchange for the Additional Shares.
On February 1, 2024, the Company entered into a securities purchase agreement (the Purchase Agreement), pursuant to which the Company agreed to issue and sell, in a public offering, (i) 1,495 shares (the February 2024 Shares) of Common Stock, (ii) 21,131 pre-funded warrants (the February 2024 Pre-Funded Warrants) exercisable for an aggregate of 21,131 shares of Common Stock, (iii) 22,631 Series B-1 common warrants (the Series B-1 Common Warrants) exercisable for an aggregate of 22,631 shares of Common Stock, and (iv) 22,631 Series B-2 common warrants (the Series B-2 Common Warrants, and together with the Series B-1 Common Warrants, the Series B Common Warrants) exercisable for an aggregate of 22,631 shares of Common Stock for net proceeds of $4,389, after deducting offering expenses of $1,110. The Series B Common Warrants together with the February 2024 Pre-Funded Warrants are referred to in this Annual Report on Form 10-K for the year ended December 31, 2024 (Annual Report) as the “February 2024 Warrants.” The securities were offered in combinations of (a) one February 2024 Share or one February 2024 Pre-Funded Warrant, together with (b) one Series B-1 Common Warrant and one Series B-2 Common Warrant, for a combined purchase price of $243.10 (less $0.0221 for each February Pre-Funded Warrant).
The February 2024 Pre-Funded Warrants have been exercised in full. Each Series B-1 Common Warrant is exercisable into one share of Common Stock at a price per share of $243.10 and expires on February 6, 2029. Each Series B-2 Common Warrant is exercisable into one share of Common Stock at a price per share of $243.10 and expires on August 6, 2026.
In connection with the issuance of the securities pursuant to the Purchase Agreement, the exercise price of the Series A-1 Warrants was reduced to par, or $0.0001, per share pursuant to the terms of the Series A-1 Warrants. As of December 31, 2024, all of the Series A-1 Warrants have been exercised.
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
As of December 31, 2024, the Company has sold 325,618 shares of Common Stock in the ATM Offering at a weighted-average price of $11.07 per share, raising $3,605 of gross proceeds and net proceeds of $3,467, after deducting commissions to the sales agent and other ATM Offering related expenses. On December 20, 2024, the Company filed a prospectus supplement to its registration statement on Form S-3 (File No. 333-279348) to increase the amount of shares of Common Stock that the Company may offer and sell under the Sales Agreement and applicable registration statement to an aggregate offering price of up to $322, which amount does not include the shares of Common Stock having an aggregate gross sales price of approximately $3,605 that were sold under the ATM Offering through December 31, 2024, in accordance with the limitations set forth in Instruction I.B.6 of Form S-3.
On June 26, 2024, the Company entered into a securities purchase agreement (the June 2024 Purchase Agreement), pursuant to which the Company agreed to issue and sell, in a public offering (the June 2024 Offering), (i) 3,529 shares (the June 2024 Shares) of Common Stock, (ii) 125,047 pre-funded warrants (the June 2024 Pre-Funded Warrants) exercisable for an aggregate of 125,047 shares of Common Stock, (iii) 128,577 Series C-1 common warrants (the Series C-1 Common Warrants) exercisable for an aggregate of 128,577 shares of Common Stock, and (iv) 128,577 Series C-2 common warrants (the Series C-2 Common Warrants, and together with the Series C-1 Common Warrants, the Series C Common Warrants) exercisable for an aggregate of 128,577 shares of Common Stock for net proceeds of $3,172, after deducting offering expenses of $1,057. The Series C Common Warrants together with the June 2024 Pre-Funded Warrants are referred to in this Annual Report as the “June 2024 Warrants.” The securities were offered in combinations of (a) one June 2024 Share or one June 2024 Pre-Funded Warrant, together with (b) one Series C-1 Common Warrant and one Series C-2 Common Warrant, for a combined purchase price of $31.11 (less $0.0017 for each June 2024 Pre-Funded Warrant).

GRI Bio, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

The June 2024 Pre-Funded Warrants have been exercised in full. Each Series C-1 Common Warrant is exercisable into one share of Common Stock at a price per share of $31.11 and expires on September 6, 2029. Each Series C-2 Common Warrant is exercisable into one share of Common Stock at a price per share of $31.11 and expires on March 6, 2026.
Wainwright acted as the exclusive placement agent for the June 2024 Offering. Pursuant to an engagement agreement (the June 2024 Engagement Agreement) with Wainwright, dated as of May 3, 2024, the Company, in connection with the June 2024 Offering, issued to Wainwright, or its designees, warrants to purchase up to an aggregate of 9,002 shares of Common Stock (the June 2024 PA Warrants). The June 2024 PA Warrants have an exercise price of $38.89 per share, will expire on June 26, 2029 and are exercisable beginning after September 6, 2024.
On October 21, 2024, the Company entered into letter agreements (the Repricing Letter Agreements) with certain holders (the Holders) of its issued and outstanding Series B Common Warrants to purchase an aggregate of 44,842 shares of its Common Stock, offering these Holders the opportunity to exercise all of their Series B Common Warrants for cash at a reduced exercise price equal to $17.00 per share. In addition, these Holders received new unregistered Series D-1 Warrants (the Series Common D-1 Warrants) exercisable for up to an aggregate of 44,839 shares of Common Stock and new unregistered Series D-2 Common Warrants (the Series D-2 Common Warrants and, together with the Series D-1 Common Warrants, the Series D Common Warrants) exercisable for up to an aggregate of 44,839 shares of Common Stock. The Series D Common Warrants are immediately exercisable and have an exercise price of $17.00 per share. The Series D-1 Common Warrants expire on October 22, 2029, and the Series D-2 Common Warrants expire on April 22, 2026. We refer to this transaction as the “Warrant Repricing Transaction.”
Wainwright acted as the exclusive placement agent for the Warrant Repricing Transaction pursuant to an engagement agreement between the Company and Wainwright dated as of October 21, 2024. As compensation for such placement agent services, the Company agreed to pay Wainwright an aggregate cash fee equal to 7.0% of the gross proceeds received by the Company from the Warrant Repricing Transaction, plus a management fee equal to 1.0% of the gross proceeds received by the Company from the Warrant Repricing Transaction, and reimbursement for accountable expenses of $25,000 and non-accountable expenses of $10,000. The Company has also issued to Wainwright or its designees warrants to purchase up to an aggregate of 3,140 shares of Common Stock (the October 2024 PA Warrants). The October 2024 PA Warrants are immediately exercisable, expire on October 22, 2029, and have an exercise price of $21.25 per share.
The gross proceeds to the Company from the exercise of the Series B Common Warrants were $762 prior to deducting placement agent fees and offering expenses of $154. The issuance under the Repricing Letter Agreements represented $1,911 in additional value provided to the investors, which was recorded as a deemed dividend to common stockholders.
Based on the Company’s current operating plan, the Company believes that its existing cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements into the second quarter of 2025.
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
Cash and Cash Equivalents
Cash equivalents are highly-liquid investments that are readily convertible into cash with original maturities of three months or less when purchased and as of December 31, 2024 and 2023 included investment in money market funds. The Company maintains its cash and cash equivalent balances at domestic financial institutions. Bank deposits with US banks are insured up to $250 by the Federal Deposits Insurance Corporation. The Company had an uninsured cash balances of $4,521 and $1,217 at December 31, 2024 and 2023, respectively.
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
As of December 31, 2024, the Company’s financial instruments included cash, cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses and certain liability classified warrants. The carrying amounts reported in the balance sheets for cash, cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair value based on the short-term maturity of these instruments. The Company recognizes transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. At December 31, 2024, there were no financial assets or liabilities measured at fair value on a recurring basis other than the liability classified warrants.
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
The Company is required to revalue the May 2022 Warrants at each reporting date with any changes in fair value recorded in its statement of operations. The valuation of the May 2022 Warrants is considered under Level 3 of the fair value hierarchy due to the need to use assumptions in the valuation that are both significant to the fair value measurement and unobservable. The change in the fair value of the Level 3 warrant liability is reflected in the statement of operations for the year ended December 31, 2024.
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
Lease modifications that grant the right to use an existing leased asset for an additional period of time are not accounted for as separate contracts; however, the lease term, classification, discount rate, and measurement of the remaining consideration due under the contract are reassessed upon execution of such modifications.
Lease expense for operating leases is recognized on a straight-line basis over the term of the lease and is included in operating expenses.
Warrant Liability
The Company evaluated the May 2022 Warrants (Note 10) in accordance with ASC 815-40, and concluded that a provision in the warrants related to the reduction of the exercise price in certain circumstances precludes the warrants from being accounted for as components of equity. As the warrants meet the definition of a derivative as contemplated in ASC 815, the warrants are recorded as derivative liabilities on the accompanying consolidated balance sheets and measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the accompanying consolidated statements of operations in the period of change. The derivative liabilities will ultimately be converted into the Common Stock when the warrants are exercised, or will be extinguished upon expiry of the warrant term. Upon exercise, the intrinsic value of the shares issued is transferred to stockholders’ equity. The difference between the intrinsic value of the stock issued and the fair value of the warrant is recorded as gain or loss on the exchange in the accompanying consolidated statements of operations in the period of exercise.
Research and Development
Research and development costs are expensed as incurred. Research and development expenses include personnel costs associated with research and development activities, including third-party contractors to perform research, conduct clinical trials and manufacture drug supplies and materials. The Company accrues for costs incurred by external service providers, including contract research organizations and clinical investigators, based on its estimates of service performed and costs incurred.
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
Estimating the fair value of options and shares issued under the employee stock purchase plan requires the input of subjective assumptions, including the estimated fair value of the Company's Common Stock, the expected life of the options, stock price volatility, the risk-free interest rate and expected dividends. The assumptions used in the Company's Black-Scholes option-pricing model represent management's best estimates and involve a number of variables, uncertainties and assumptions and the application of management's judgment, as they are inherently subjective.
Income Taxes
Income taxes are accounted for under the asset and liability method. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities and the expected

GRI Bio, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

benefits of net operating loss carryforwards. The impact of changes in tax rates and laws on deferred taxes, if any, applied during the period in which temporary differences are expected to be settled, is reflected in the Company's financial statements in the period of enactment. The measurement of deferred tax assets is reduced, if necessary, if, based on the weight of the evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized. As of December 31, 2024 and 2023, the Company concluded that a full valuation allowance was necessary for all of its net deferred tax assets. The Company had no amounts recorded for uncertain tax positions, interest or penalties in the accompanying consolidated financial statements.
Net Loss Per Common Share
Basic and diluted net loss per common share is computed based on the weighted average number of shares of common stock outstanding during each year. Diluted net loss per common share is computed based on the weighted average number of shares of common stock outstanding during each year, plus the dilutive effect of options considered to be outstanding during each year, in accordance with ASC 260, Earnings Per Share. As the Company had a net loss in each of the years ended December 31, 2024 and 2023, diluted net loss per common share is the same as basic net loss per common share for the period because the effects of potentially dilutive securities are antidilutive.
Common stock equivalents excluded from the diluted net loss per common share calculations are as follows:

	December 31,
	2024	2023
Stock options	142	142
Warrants	359,406	1,359
	359,548	1,501
Recent Accounting Pronouncements
The Company considers the applicability and impact of all ASUs. ASUs not discussed below were assessed and determined to be either not applicable or are expected to have minimal impact on the financial statements.
In November 2024, FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40) (ASU 2024-03). The amendments in ASU 2024-03 require disclosure, in the notes to financial statements, of specified information about certain costs and expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, for all public entities. Early adoption is permitted. Management is currently evaluating the impact of this update on the Company’s financial statements.
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
In October 2023, FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative (ASU 2023-06). The amendments in ASU 2023-06 represent changes to clarify or improve disclosure and presentation requirements of a variety of topics in the Codification and align those requirements with the SEC’s regulation. For entities subject to the Security and Exchange Commission’s (SEC) existing disclosure requirements, the effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. For all entities, if by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from the Codification and will not become effective for any entity. Management is currently evaluating the impact of this update and its effective dates but does not expect the update to have a material effect on the Company’s financial statements.

GRI Bio, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

4. MERGER WITH VALLON.
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
(d)The Bridge Warrants (Note 9) were exchanged for warrants (the Exchange Warrants) to purchase an aggregate of 272 shares of the Company’s Common Stock. The Exchange Warrants contain substantively similar terms to the Bridge Warrants and have an initial exercise price equal to $22,787.31 per share.
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
The Merger was accounted for as a reverse recapitalization under GAAP because the primary assets of Vallon were cash and cash equivalents. For accounting purposes, GRI Operations was determined to be the accounting acquirer based upon the terms of the Merger and other factors including: (i) the equity holders of GRI Operations immediately prior to the Merger owned, or held rights to acquire, in the aggregate approximately 85% of the outstanding shares of the Company’s Common Stock and the Company’s stockholders immediately prior to the Merger owned approximately 15% of the outstanding shares of the Company’s Common Stock

GRI Bio, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

(ii) GRI Operations held the majority (4 out of 5) of board seats of the combined company, and (iii) GRI Operations’ management held the majority of key positions in the management of the combined company.
The following table shows the net liabilities assumed in the Merger:

April 21, 2023
Cash and cash equivalents	$941
Prepaid and other assets	310
Accounts payable and accrued expenses	(4,190)
Total net liabilities assumed	(2,939)
Plus: Transaction costs	(2,984)
Total net liabilities assumed plus transaction costs	$(5,923)
In addition to the transaction costs noted above, at the Effective Time, 19 shares of the Common Stock were issued to GRI Operations’ financial advisor for services related to the Merger.
5. FAIR VALUE MEASUREMENTS.
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
Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each reporting period. There were no transfers between Level 1, 2 and 3 during the year ended December 31, 2024 and 2023.

GRI Bio, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company’s liabilities that are measured at fair value on a recurring basis as of December 31, 2024:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant liability	$—	$—	$—
The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company’s liabilities that are measured at fair value on a recurring basis as of December 31, 2023:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant liability	$—	$—	$3
The following table presents the changes is the fair value of the Level 3 liability:

Warrant Liability
Fair value as of December 31, 2023	$3
Change in valuation	(3)
Balance as of December 31, 2024	$—
The Black-Scholes valuation model was used to estimate the fair value of the warrants with the following assumptions:

December 31, 2024
Volatility	166.0%
Expected term in years	2.5
Dividend rate	0.0%
Risk-free interest rate	4.26%
6. PROPERTY AND EQUIPMENT.

	December 31,
	2024	2023
Computer equipment	$21	$21
Furniture and fixtures	13	13
	34	34
Accumulated depreciation	(30)	(26)
	$4	$8
Depreciation expense related to property and equipment was $4 in each of the years ended December 31, 2024 and 2023.
7. LEASES.
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
The table below presents the operating lease assets and liabilities recognized on the Company's consolidated balance sheets:

		December 31,
	Balance Sheet Line Item	2024	2023
Non-current operating lease assets	Other assets	$120	$14
Operating lease liabilities:
Current operating lease liabilities	Other current liabilities	48	14
Non-current operating lease liabilities	Other liabilities	71	—
Total operating lease liabilities		$119	$14
Future minimum lease payments are due as follows:

December 31, 2024
2025	$60
2026	62
2027	15
Total	$137
Less: Imputed interest	18
Present value of operating lease liabilities	$119
Operating lease costs were $62 and $59 for each of the years ended December 31, 2024 and 2023, respectively. Operating lease costs are included within selling, general and administrative expenses on the consolidated statements of operations.
Cash paid for amounts included in the measurement of operating lease liabilities were $59 and $58 for the years ended December 31, 2024 and 2023, respectively. This amount is included in operating activities in the consolidated statements of cash flows.
8. ACCRUED EXPENSES.
Accrued expenses consisted of:

	December 31,
	2024	2023
Accrued expenses:
Research and development	$342	$93
General and administrative	12	441
Payroll and related	337	736
Total accrued expenses	$691	$1,270
9. PROMISSORY NOTES.
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

GRI Bio, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

In addition, upon the funding of each tranche, Altium received warrants to purchase an aggregate of 809 shares of the Common Stock (the Bridge Warrants). The Bridge Warrants had an exercise price of $2,057.51 per share, were exercisable at any time on or after the applicable issuance date and had a term of 60 months from the date all shares underlying the Bridge Warrants were freely tradable.
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
On April 21, 2023, the Company completed the Merger and the outstanding principal and accrued interest on the Bridge Notes was cancelled and the Bridge Warrants were exchanged for the Exchange Warrants. The Exchange Warrants contain substantively similar terms to the Bridge Warrants, and have an initial exercise price equal to $22,787.31 per share subject to adjustments for splits and recapitalization events.
The Bridge Notes were accounted for as share-settled debt under the accounting guidance in ASC 835-30 and, as such, the initial net carrying amounts were accreted to the redemption amounts using the effective interest method. The Company incurred debt issuance costs of $294 of which $90 was incurred during the year ended December 31, 2023 related to its issuance of debt under the Bridge SPA. Interest expense stemming from amortization of debt discounts and issuance costs was $2,104 for the year ended December 31, 2023.
10. STOCKHOLDERS EQUITY.
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
At the closing, pursuant to the Merger, the Initial Shares converted into an aggregate of 164 shares of the Common Stock and the Additional Shares converted into an aggregate of 656 shares of the Common Stock. On May 8, 2023, in accordance with the terms of the Equity SPA, the Company and Altium authorized the escrow agent to, subject to beneficial ownership limitations, disburse to Altium all of the shares of the Common Stock issued in exchange for the Additional Shares.
February 2024 Securities Purchase Agreement
On February 1, 2024, the Company entered into the February 2024 Purchase Agreement, pursuant to which the Company agreed to issue and sell (i) 1,495 February 2024 Shares, (ii) 21,131 February 2024 Pre-Funded Warrants exercisable for an aggregate of 21,131 shares of Common Stock, (iii) 22,631 Series B-1 Common Warrants exercisable for an aggregate of 22,631 shares of Common Stock and (iv) 22,631 Series B-2 Common Warrants exercisable for an aggregate of 22,631 shares of Common Stock for net proceeds of $4,389, after deducting offering expenses of $1,110. The securities were offered in combinations of (a) one February 2024 Share or one February 2024 Pre-Funded Warrant, together with (b) one Series B-1 Common Warrant and one Series B-2 Common Warrant, for a combined purchase price of $243.10 (less $0.0221 for each February 2024 Pre-Funded Warrant).
The February 2024 Pre-Funded Warrants have been exercised in full. Each Series B-1 Common Warrant is exercisable into one share of Common Stock at a price per share of $243.10 and expires on February 6, 2029. Each Series B-2 Common Warrant is exercisable into one share of Common Stock at a price per share of $243.10 and expires on August 6, 2026. The February 2024 Warrants were classified as equity and the allocated fair value of $4,279 is included in additional paid in capital.

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
In connection with the issuance of the securities pursuant to the February 2024 Purchase Agreement, the exercise price of the Series A-1 Warrants issued in connection with the Merger was reduced to par, or $0.0001, per share pursuant to the terms of the Series A-1 Warrants. All of the Series A-1 Warrants have been exercised in full.

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
As of December 31, 2024, the Company has sold 325,618 shares of Common Stock in the ATM Offering at a weighted-average price of $11.07 per share, raising $3,605 of gross proceeds and net proceeds of $3,467, after deducting commissions to the sales agent and other ATM Offering related expenses. On December 20, 2024, we filed a prospectus supplement to our registration statement on Form S-3 (File No. 333-279348) to increase the amount of shares of Common Stock that we may offer and sell under the Sales Agreement and applicable registration statement to an aggregate offering price of up to $322, which amount does not include the shares of Common Stock having an aggregate gross sales price of approximately $3,605 that were sold under the ATM Offering through December 20, 2024, in accordance with the limitations set forth in Instruction I.B.6 of Form S-3.
June 2024 Securities Purchase Agreement
On June 26, 2024, the Company entered into the June 2024 Purchase Agreement, pursuant to which the Company issued and sold, in the June 2024 Offering, (i) 3,529 June 2024 Shares, (ii) 125,047 June 2024 Pre-Funded Warrants exercisable for an aggregate of 125,047 shares of Common Stock, (iii) 128,577 Series C-1 Common Warrants exercisable for an aggregate of 128,577 shares of Common Stock, and (iv) 128,577 Series C-2 Common Warrants, exercisable for an aggregate of 128,577 shares of Common Stock for net proceeds of $3,172, after deducting offering expenses of $1,057. The securities were offered in combinations of (a) one June 2024 Share or one June 2024 Pre-Funded Warrant, together with (b) one Series C-1 Common Warrant and one Series C-2 Common Warrant, for a combined purchase price of $31.11 (less $0.0017 for each June 2024 Pre-Funded Warrant).
The June 2024 Pre-Funded Warrants have been exercised in full. Each Series C-1 Common Warrant is exercisable into one share of Common Stock at a price per share of $31.11 and expires on September 6, 2029. Each Series C-2 Common Warrant is exercisable into one share of Common Stock at a price per share of $31.11 and expires on March 6, 2026. The June 2024 Pre-Funded Warrants and the Series C Common Warrants were classified as equity and the allocated fair value of $2,908 is included in additional paid in capital.
Pursuant to the June 2024 Engagement Agreement, the Company, in connection with the June 2024 Offering, issued to Wainwright, or its designees, June 2024 PA Warrants to purchase up to an aggregate of 9,001 shares of Common Stock. The June 2024 PA Warrants have an exercise price of $38.89 per share and will expire on June 26, 2029. The June 2024 PA Warrants were classified as equity and the fair value of $229 is included in additional paid in capital.

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
October 2024 Repricing Letter Agreement
On October 21, 2024, the Company entered into the Repricing Letter Agreements with certain Holders of its issued and outstanding Series B Common Warrants to purchase an aggregate of 44,842 shares of its Common Stock, offering these Holders the opportunity to exercise all of their Series B Common Warrants for cash at a reduced exercise price equal to $17.00 per share. In addition, these Holders received new unregistered Series D-1 Common Warrants exercisable for up to an aggregate of 44,839 shares of Common Stock and new unregistered Series D-2 Common Warrants exercisable for up to an aggregate of 44,839 shares of Common Stock. The Series D Common Warrants are immediately exercisable and have an exercise price of $17.00 per share. The Series D-1 Common Warrants expire on October 22, 2029, and the Series D-2 Common Warrants expire on April 22, 2026.
Wainwright acted as the exclusive placement agent for the Warrant Repricing Transaction pursuant to an engagement agreement between the Company and Wainwright dated as of October 21, 2024. As compensation for such placement agent services, the Company agreed to pay Wainwright an aggregate cash fee equal to 7.0% of the gross proceeds received by the Company from the Warrant Repricing Transaction, plus a management fee equal to 1.0% of the gross proceeds received by the Company from the Warrant Repricing Transaction, and reimbursement for accountable expenses of $25,000 and non-accountable expenses of $10,000. The Company has also issued to Wainwright or its designees the October 2024 PA Warrants to purchase up to an aggregate of 3,140 shares of Common Stock. The October 2024 PA Warrants are immediately exercisable, expire on October 22, 2029, and have an exercise price of $21.25 per share.
The net proceeds to the Company from the exercise of the Series B Common Warrants were $609 after deducting placement agent fees and offering expenses of $154. The issuance under the Repricing Letter Agreements represented $1,911 in additional value provided to the investors, which was recorded as a deemed dividend to common stockholders.
The Black-Scholes option-pricing model was used to estimate the fair value of the Series D-1 Common Warrants, the Series D-2 Common Warrants, and the October 2024 PA Warrants with the following weighted-average assumptions:

Volatility	174.4%
Expected term in years	1.65
Dividend rate	0.0%
Risk-free interest rate	4.16%

GRI Bio, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Warrants
As of December 31, 2024, the Company had the following warrants outstanding to purchase common stock.

Number of Shares	Exercise Price per Share	Expiration Date
210	$243.10	August 2025
9	$464,100.00	February 2026
128,577	$31.11	March 2026
44,839	$17.00	April 2026
16	$43,548.05	May 2027
1	$0.01	July 2027
3	$94,970.33	April 2028
210	$243.10	February 2029
9,002	$38.8875	June 2029
128,577	$31.11	September 2029
44,839	$17.00	October 2029
3,140	$21.25	October 2029

GRI Bio, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

11. STOCK BASED COMPENSATION.
2015 Equity Incentive Plan
GRI Operations adopted the GRI Operations Plan, which provided GRI Operations with the ability to grant stock options, restricted stock awards and other equity-based awards to employees, directors, and consultants. Upon completion of the Merger, the Company assumed the GRI Operations Plan and 57 outstanding and unexercised options issued thereunder, and ceased granting awards under the GRI Operations Plan. As of December 31, 2024, no options remain outstanding under the GRI Operations Plan.
Amended and Restated 2018 Equity Incentive Plan
On April 21, 2023, the stockholders of the Company approved the Amended and Restated GRI Bio, Inc. 2018 Equity Incentive Plan, formerly the Vallon Pharmaceuticals, Inc. 2018 Equity Incentive Plan (the A&R 2018 Plan). The A&R 2018 Plan had previously been approved by the Company’s board of directors, subject to stockholder approval. The A&R 2018 Plan became effective on April 21, 2023, with the stockholders approving an amendment to the A&R 2018 Plan to, among other things, (i) to increase the aggregate number of shares by 109 shares to 140 shares of the Company’s Common Stock for issuance as awards under the A&R 2018 Plan, (ii) to extend the term of the A&R 2018 Plan through January 1, 2033, (iii) to prohibit any action that would be treated as a “repricing” of an award without further approval by the stockholders of Company and (iv) to revise the limits on awards to non-employee directors.
The A&R 2018 Plan provides the Company with the ability to grant stock options, restricted stock and other equity-based awards to employees, directors and consultants. Stock options granted by the Company under the A&R 2018 Plan generally have a contractual life of up to 10 years. As of December 31, 2024, awards granted under the A&R 2018 Plan representing the right to purchase or contingent right to receive up to an aggregate of 142 shares of the Company's Common Stock were outstanding and 256 shares of the Company’s Common Stock were reserved for issuance under the A&R 2018 Plan. The number of shares reserved for issuance under the A&R 2018 Plan may be increased pursuant to the A&R 2018 Plan’s “evergreen” provision on the first day of each calendar year beginning January 1, 2024 and ending on and including January 1, 2033, by a number of shares not to exceed 4% of the aggregate number of shares of the Company’s Common Stock outstanding on the final day of the immediately preceding calendar year.
The Company recorded stock-based compensation related to equity-based awards issued under the GRI Operations Plan and the A&R 2018 Plan in the following expense categories of its accompanying consolidated statements of operations for the three and nine months ended December 31, 2024 and 2023:

	For the Year Ended December 31,
	2024	2023
Research and development	$—	$—
General and administrative	148	388
Total	$148	$388
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
The table below represents the activity of stock options granted to employees and non-employees for the year ended December 31, 2024:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding at December 31, 2023	142	$4,376.92	9.63
Granted	—
Exercised	—
Forfeited	—
Outstanding at December 31, 2024	142	$4,376.92	8.63
Exercisable at December 31, 2024	62	$5,475.38	8.57
Vested and expected to vest at December 31, 2024	142	$4,376.92	8.63
As of December 31, 2024, all of the outstanding and exercisable stock options were out of the money and therefore had no intrinsic value. At December 31, 2024, the unrecognized compensation cost related to unvested stock options expected to vest was $240. This unrecognized compensation is expected to be recognized over a weighted-average amortization period of two years.
The Company granted 141 stock options to employees and non-employees during the year ended December 31, 2023. The Black-Scholes option-pricing model was used to estimate the grant date fair value of each stock option grant at the time of grant using the following weighted-average assumptions:

For the Year Ended December 31, 2023
Volatility	129.54%
Expected term in years	5.84
Dividend rate	0.00%
Risk-free interest rate	4.34%
Fair value of common stock on grant date	$3,298.42
No equity-based awards were granted during the year ended December 31, 2024.
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
12. ASSET PURCHASE AGREEMENT.
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
13. COMMITMENTS AND CONTINGENCIES.
Employment Agreements
The Company has entered into employment contracts with each of its officers that provide for severance and continuation of benefits in the event of termination of employment by the Company without cause or by the employee for good reason. In addition, in the event of termination of employment following a change in control, the vesting of certain equity awards may be accelerated.
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
14. INCOME TAX.
A reconciliation of income tax expense (benefit) at the US federal statutory income tax rate and the income tax provision in the financial statements is as follows:

	December 31,
	2024	2023
Expected income tax benefit at the federal statutory rate	21.0%	21.0%
State and local taxes, net of federal benefit	7.7	8.4
Non-deductible items and other	(0.4)	(12.1)
Research and development credits	(1.7)	1.1
Change in valuation allowance	(26.4)	(18.4)
Other	(0.3)%	—%
Total	—%	—%
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

GRI Bio, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

The principal components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2024	2023
Deferred tax assets:
Federal and state net operating loss carryforwards	$14,537	$12,848
Share based compensation	200	166
Accruals and other	94	255
Capitalized research and development costs	1,846	1,099
Research and development tax credits	—	153
Depreciation - Federal	2	—
Amortization - Federal	5	—
Gross deferred tax assets	$16,684	$14,521
Less: deferred tax liabilities	—	—
Less: valuation allowance	(16,684)	(14,521)
Net deferred tax assets	$—	$—
Based on the Company’s history of losses, the Company recorded a full valuation allowance against its deferred tax assets as of December 31, 2024 and 2023. The Company increased its valuation allowance by approximately $2,163 for the year ended December 31, 2024. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support a reversal of the allowance.
As of December 31, 2024, the Company had federal, state and local net operating loss carryforwards of $52,369, $58,254, and $5,563, respectively; $46,245 of the federal net operating loss carryforwards do not expire and the remaining $6,124 begin to expire in 2029. The state losses also begin to expire in 2029. The local net operating losses begin to expire in 2024. Under the provisions of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (IRC), these net operating losses, credit carryforwards and other tax attributes may be subject to limitation based on previous significant changes in ownership and upon future significant changes in ownership of the Company, as defined by the IRC.
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
The Company files income tax returns in the US federal jurisdiction as well as California, Pennsylvania and Philadelphia. The tax years 2021 to 2024 remain open to examination by the major jurisdictions in which the Company is subject to tax. Fiscal years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in those early years, which have been carried forward and may be audited in subsequent years when utilized.
The Company evaluates tax positions for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. As of December 31, 2024 and 2023, the Company had no unrecognized income tax benefits that would affect the Company’s effective tax rate if recognized. The Company would recognize both accrued interest and penalties related to unrecognized benefits in income tax expense. The Company’s uncertain tax positions yet to be determined would be related to years that remain subject to examination by relevant tax authorities. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available.
15. SUBSEQUENT EVENTS.
Recapitalization
On February 21, 2025, the Company effected the February 2025 Reverse Stock Split. Stockholders’ equity and all references to share and per share amounts in the accompanying financial statements have been retroactively adjusted to reflect the one-for-seventeen reverse stock split for all periods presented.