Form 10-Q
period 2025-03-31
GRI Bio, Inc.
filed 2025-05-15
CIK 1824293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
March 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of May 14, 2025, 2,141,473 shares of the Registrant’s common stock were outstanding.

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
GRI Bio, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$3,281	$5,028
Prepaid expenses and other current assets	649	587
Total current assets	3,930	5,615
Property and equipment, net	3	4
Operating lease right-of-use assets	109	120
Total assets	$4,042	$5,739

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,361	$897
Accrued expenses	1,368	691
Operating lease liabilities, current	50	48
Total current liabilities	2,779	1,636
Operating lease liabilities, non-current	58	71
Total liabilities	2,837	1,707

Commitments and contingencies (Note 9)

Stockholders' equity:
Common stock, 0.0001 par value; 250,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 525,358 and 525,485 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	43,991	43,772
Accumulated deficit	(42,786)	(39,740)
Total stockholders’ equity	1,205	4,032
Total liabilities and stockholders' equity	$4,042	$5,739
See accompanying notes to unaudited interim consolidated financial statements.

GRI Bio, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development	$1,640	$933
General and administrative	1,411	962
Total operating expenses	3,051	1,895
Loss from operations	(3,051)	(1,895)
Change in fair value of warrant liability	—	2
Interest income	5	6
Net loss	$(3,046)	$(1,887)
Net loss per share of common stock, basic and diluted	$(5.80)	$(101.05)
Weighted-average common shares outstanding, basic and diluted	525,447	18,665
See accompanying notes to unaudited interim consolidated financial statements.

GRI Bio, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except shares)
(Unaudited)

Three Months Ended March 31, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2024	525,485	$—	$43,772	$(39,740)	$4,032
Stock-based compensation	—	—	220	—	220
Fractional share adjustment	(127)	—	(1)	—	(1)
Net loss	—	—	—	(3,046)	(3,046)
Balance, March 31, 2025 (unaudited)	525,358	$—	$43,991	$(42,786)	$1,205

Three Months Ended March 31, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2023	2,909	$—	$31,792	$(31,533)	$259
Stock-based compensation	—	—	37	—	37
Fractional share adjustment	(1)	—	—	—	—
Issuance of common stock and prefunded warrants in financing	1,495	—	4,389	—	4,389
Prefunded warrant exercise	10,047	—	—	—	—
Net loss	—	—	—	(1,887)	(1,887)
Balance, March 31, 2024 (unaudited)	14,450	$—	$36,218	$(33,420)	$2,798

See accompanying notes to unaudited interim consolidated financial statements.

GRI Bio, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating activities:
Net loss	$(3,046)	$(1,887)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	1	1
Stock-based compensation expense	220	37
Change in fair value of warrant liability	—	(2)
Change in operating lease right-of-use assets	11	14
Change in operating assets and liabilities:
Prepaid expenses and other current assets	196	564
Accounts payable	331	(744)
Accrued expenses	562	(172)
Operating lease liabilities	(11)	(14)
Cash used in operating activities	(1,736)	(2,203)

Financing activities:
Proceeds from issuance of common stock in financing transactions	—	5,500
Payment for fractional shares in connection with reverse stock split	(1)	—
Payment of deferred stock issuance costs	(10)	(1,014)
Cash (used in) provided by financing activities	(11)	4,486

Net (decrease) increase in cash and cash equivalents	(1,747)	2,283
Cash and cash equivalents at beginning of period	5,028	1,808
Cash and cash equivalents at end of period	$3,281	$4,091

Supplemental disclosure of non-cash financing activities:
Recognition of right-of-use assets and lease liabilities	$—	$152
Deferred stock issuance costs in accounts payable and accrued expenses	$247	$97
See accompanying notes to unaudited interim consolidated financial statements.

GRI Bio, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)
1.    ORGANIZATION AND DESCRIPTION OF BUSINESS
GRI Bio, Inc. (GRI or the Company), based in La Jolla, CA, was incorporated in Delaware in May 2009, which is the date of inception.
GRI is a clinical-stage biopharmaceutical company focused on discovering, developing, and commercializing innovative therapies that target serious diseases associated with dysregulated immune responses leading to inflammatory, fibrotic and autoimmune disorders. The Company’s goal is to be an industry leader in developing therapies to treat these diseases and to improve the lives of patients suffering from such diseases. The Company’s lead product candidate, GRI-0621, is an oral inhibitor of type 1 invariant Natural Killer T (iNKT) cells and is being developed for the treatment of severe fibrotic lung diseases such as idiopathic pulmonary fibrosis (IPF). The Company’s product candidate portfolio also includes GRI-0803 and a proprietary library of 500+ compounds. GRI-0803, the lead molecule selected from the library, is a novel oral agonist of type 2 diverse Natural Killer T (dNKT) cells and is being developed for the treatment of autoimmune disorders, with much of its preclinical work in Systemic Lupus Erythematosus Disease (SLE) or lupus and multiple sclerosis (MS).
Recapitalization
On January 29, 2024, the Company effected a reverse stock split of its Common Stock at a ratio of one-for-seven (the January 2024 Reverse Stock Split). On June 17, 2024, the Company effected a reverse stock split of its Common Stock at a ratio of one-for-thirteen (the June 2024 Reverse Stock Split). On February 21, 2025, the Company effected a reverse stock split of its Common Stock at a ratio of one-for-seventeen (the February 2025 Reverse Stock Split and together with the January 2024 Reverse Stock Split and the June 2024 Reverse Stock Split, the Reverse Stock Splits). Unless otherwise noted, all references to share and per share amounts in these consolidated financial statements reflect the Reverse Stock Splits.
2.    LIQUIDITY
These unaudited interim consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any significant revenues from operations since inception and does not expect to do so in the foreseeable future. The Company has incurred operating losses since its inception in 2009 and as a result has incurred $42,786 in accumulated deficit through March 31, 2025. The Company has financed its working capital requirements to date through the issuance of equity and debt securities. As of March 31, 2025, the Company had cash of approximately $3,281.
On February 1, 2024, the Company entered into a securities purchase agreement (the February 2024 Purchase Agreement), pursuant to which the Company agreed to issue and sell, Common Stock, pre-funded warrants and common warrants in a public offering (the February 2024 Offering) for net proceeds of $4,389, after deducting offering expenses of $1,110.
On May 20, 2024, the Company entered into an At The Market Offering Agreement (the Sales Agreement) with H.C. Wainwright & Co., LLC (Wainwright), pursuant to which the Company may sell and issue, subject to the limitations in the Sales Agreement, up to $10.0 million shares of Common Stock from time to time through Wainwright as its sales agent (the ATM Offering). Under the Sales Agreement, Wainwright is entitled to compensation of 3.0% of the gross offering proceeds of all shares of Common Stock sold through it pursuant to the Sales Agreement. As of March 31, 2025, the Company has sold 325,618 shares of Common Stock in the ATM Offering at a weighted-average price of $11.07 per share, raising $3,605 of gross proceeds and net proceeds of $3,467, after deducting commissions to the sales agent and other ATM Offering related expenses.
On June 26, 2024, the Company entered into a securities purchase agreement (the June 2024 Purchase Agreement), pursuant to which the Company agreed to issue and sell Common Stock, pre-funded warrants and common warrants, in a public offering (the June 2024 Offering), for net proceeds of $3,172, after deducting offering expenses of $1,057.

On October 21, 2024, the Company entered into letter agreements (the Repricing Letter Agreements) with certain holders (the Holders) of certain of its issued and outstanding common warrants to purchase shares of its Common Stock, offering these Holders the opportunity to exercise all of their common warrants for cash at a reduced exercise price. In addition, these Holders received new unregistered common warrants. The net proceeds to the Company from the exercise of the common warrants were $609 after deducting placement agent fees and offering expenses of $154.
Based on the Company’s current operating plan, the Company believes that its existing cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements through the third quarter of 2025.
The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital to fund its business activities, including its research and development program. The Company intends to raise capital through additional issuances of equity securities and/or short-term or long-term debt arrangements, but there can be no assurances any such financing will be available when needed, even if the Company’s research and development efforts are successful. If the Company is not able to obtain additional financing on acceptable terms and in the amounts necessary to fully fund its future operating requirements, it may be forced to reduce or discontinue its operations entirely. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these unaudited interim consolidated financial statements. These unaudited interim consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.
3.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial periods and pursuant to the rules of the U.S. Securities and Exchange Commission (the SEC). Any reference in the accompanying unaudited interim financial statements to “authoritative guidance” is meant to refer to GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Updates (ASU) of the Financial Accounting Standards Board (FASB). The December 31, 2024 balance sheet was derived from the Company’s audited consolidated financial statements.
In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all normal and recurring adjustments considered necessary to present fairly the Company’s financial position as of March 31, 2025, and the consolidated results of operations and consolidated stockholders’ deficit for the three months ended March 31, 2025 and 2024 and consolidated cash flows for the three months ended March 31, 2025 and 2024. Consolidated results of operations for the three months ended March 31, 2025, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2025. The unaudited interim consolidated financial statements, presented herein, do not contain the required disclosures under GAAP for annual consolidated financial statements. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes as of and for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2025.
Principles of Consolidation
The unaudited interim consolidated financial statements include the accounts of GRI Bio, Inc. and its wholly owned subsidiary, GRI Bio Operations, Inc. All intercompany balances and transactions have been eliminated.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Estimates and assumptions are primarily made in relation to the valuation of share options, warrant issuance and subsequent revaluations, valuation allowances relating to deferred tax assets, accrued expenses and estimation of the incremental borrowing rate for the operating lease. If actual results differ from the Company’s estimates, or to the extent these estimates are adjusted in future periods, the Company’s consolidated results of operations could either benefit from, or be adversely affected by, any such change in estimate.

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
Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability.
Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).
As of March 31, 2025, the Company’s financial instruments included cash, cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses and certain liability classified warrants. The carrying amounts reported in the consolidated balance sheets for cash, cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair value based on the short-term maturity of these instruments. The Company recognizes transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. At March 31, 2025, there were no financial assets or liabilities measured at fair value on a recurring basis other than the liability classified warrants.
In May 2022, Vallon Pharmaceuticals, Inc. (Vallon) issued warrants (the May 2022 Warrants) in connection with a securities purchase agreement. Vallon evaluated the May 2022 Warrants in accordance with ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity (ASC 815-40), and concluded that a provision in the May 2022 Warrants related to the reduction of the exercise price in certain circumstances precluded the May 2022 Warrants from being accounted for as components of equity. As a result, the May 2022 Warrants were recorded as a liability on the consolidated balance sheet. Vallon recorded the fair value of the May 2022 Warrants upon issuance using a Black-Scholes valuation model.
The Company is required to revalue the May 2022 Warrants at each reporting date with any changes in fair value recorded in its consolidated statements of operations. The valuation of the May 2022 Warrants is considered under Level 3 of the fair value hierarchy due to the need to use assumptions in the valuation that are both significant to the fair value measurement and unobservable. The change in the fair value of the Level 3 warrant liability is reflected in the consolidated statement of operations for the three months ended March 31, 2025. As of March 31, 2025 and December 31, 2024, the fair value of the warrant liability was immaterial.
Deferred Stock Issuance Costs
Deferred stock issuance costs represent incremental costs incurred that are directly attributable to proposed offerings of securities. The costs are charged against the gross proceeds of the respective offering upon closing.
Net Loss Per Common Share
Basic net loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period. For the three-month period ended March 31, 2024, basic net loss per common share includes the weighted average of the February 2024 Pre-Funded Warrants (as defined below). Diluted net loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during each period, plus the dilutive effect of common stock equivalents outstanding during each period, in accordance with ASC 260, Earnings Per Share. As the Company had a net loss in each of the three months ended March 31, 2025 and 2024, diluted net loss per common share is the same as basic net loss per common share for the period because the effects of potentially dilutive securities are antidilutive.

Common stock equivalents excluded from the diluted net loss per common share calculations are as follows:

	March 31,
	2025	2024
Stock options	21,270	142
Warrants	359,406	46,621
Total	380,676	46,763
Recent Accounting Pronouncements
The Company considered the applicability and impact of all ASUs issued during the quarter ended March 31, 2025. ASUs not discussed below were assessed and determined to be either not applicable or expected to have minimal impact on these unaudited interim consolidated financial statements
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07). This amended guidance applies to all public entities and aims to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company has adopted the provisions of ASU 2023-07 and has included the required disclosures in this Quarterly Report on Form 10-Q. See Note 8 for additional disclosures.
4.    PROPERTY AND EQUIPMENT

	March 31, 2025	December 31, 2024
Computer equipment	$21	$21
Furniture and fixtures	13	13
	34	34
Accumulated depreciation	(31)	(30)
	$3	$4
Depreciation expense related to property and equipment was $1 in each of the three-month periods ended March 31, 2025 and 2024.
5.    ACCRUED EXPENSES
Accrued expenses consist of the following:

	March 31, 2025	December 31, 2024
Research and development	$630	$342
General and administrative	233	12
Payroll and related	505	337
Total accrued expenses	$1,368	$691

6.    STOCKHOLDERS’ EQUITY
February 2024 Securities Purchase Agreement
On February 1, 2024, the Company entered into the February 2024 Purchase Agreement, pursuant to which the Company agreed to issue and sell, in the February 2024 Offering, (i) 1,495 shares (the February 2024 Shares) of Common Stock, (ii) 21,131 pre-funded warrants (the February 2024 Pre-Funded Warrants) exercisable for an aggregate of 21,131 shares of Common Stock, (iii) 22,631 Series B-1 common warrants (the Series B-1 Common Warrants) exercisable for an aggregate of 22,631 shares of Common Stock and (iv) 22,631 Series B-2 common warrants (the Series B-2 Common Warrants and together with the Series B-1 Common Warrants, the Series B Common Warrants) exercisable for an aggregate of 22,631 shares of Common Stock for net proceeds of $4,389, after deducting offering expenses of $1,110. The Series B Common Warrants together with the February 2024 Pre-Funded Warrants are referred to in this Quarterly Report on Form 10-Q (the Quarterly Report) as the “February 2024 Warrants.” The securities were offered in combinations of (a) one February 2024 Share or one February 2024 Pre-Funded Warrant, together with (b) one Series B-1 Common Warrant and one Series B-2 Common Warrant, for a combined purchase price of $243.10 (less $0.0221 for each February 2024 Pre-Funded Warrant).
Subject to certain ownership limitations, the February 2024 Warrants were exercisable upon issuance. Each February 2024 Pre-Funded Warrant was exercisable for one share of Common Stock at a price per share of $0.0221 and expired when exercised in full. Each Series B-1 Common Warrant is exercisable into one share of Common Stock at a price per share of $243.10 for a five-year period after February 6, 2024, the date of issuance. Each Series B-2 Common Warrant is exercisable into one share of Common Stock at a price per share of $243.10 for an 18-month period after February 6, 2024, the date of issuance. The February 2024 Warrants were classified as equity and the allocated fair value of $4,279 is included in additional paid-in capital. As of March 31, 2025, all of the February 2024 Pre-Funded Warrants have been exercised.
In connection with the issuance of the securities pursuant to the February 2024 Purchase Agreement, the exercise price of the Company’s previously outstanding Series A-1 Warrants was reduced to par, or $0.0001, per share pursuant to the terms of the Series A-1 Warrants. As of March 31, 2025, all of the Series A-1 Warrants have been exercised.
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
As of March 31, 2025, the Company has sold 325,618 shares of Common Stock in the ATM Offering at a weighted-average price of $11.07 per share, raising $3,605 of gross proceeds and net proceeds of $3,467, after deducting commissions to the sales agent and other ATM Offering related expenses. On May 5, 2025, the Company filed a prospectus supplement to its registration statement on Form S-3 (File No. 333-279348) to increase the amount of shares of Common Stock that the Company may offer and sell under the Sales Agreement and applicable registration statement to an aggregate offering price of up to $1,671, which amount does not include the shares of Common Stock having an aggregate gross sales price of approximately $3,605 that were sold under the ATM Offering through March 31, 2025, in accordance with the limitations set forth in Instruction I.B.6 of Form S-3.
June 2024 Securities Purchase Agreement
On June 26, 2024, the Company entered into the June 2024 Purchase Agreement, pursuant to which the Company issued and sold, in the June 2024 Offering, (i) 3,529 shares (the June 2024 Shares) of Common Stock, (ii) 125,047 pre-funded warrants (the June 2024 Pre-Funded Warrants) exercisable for an aggregate of 125,047 shares of Common Stock, (iii) 128,577 Series C-1 common warrants (the Series C-1 Common Warrants) exercisable for an aggregate of 128,577 shares of Common Stock, and (iv) 128,577 Series C-2 common warrants (the Series C-2 Common Warrants, and together with the Series C-1 Common Warrants, the Series C Common Warrants), exercisable for an aggregate of 128,577 shares of Common Stock for net proceeds of $3,172, after deducting offering expenses of $1,057. The Series C Common Warrants together with the June 2024 Pre-Funded Warrants are referred to in this Quarterly Report as the “June 2024 Warrants.” The securities were offered in combinations of (a) one June 2024 Share or one June 2024 Pre-Funded Warrant, together with (b) one Series C-1 Common Warrant and one Series C-2 Common Warrant, for a combined purchase price of $31.11 (less $0.0017 for each June 2024 Pre-Funded Warrant).

The June 2024 Pre-Funded Warrants were exercisable for one share of Common Stock at a price per share of $0.0017, were exercisable immediately and have been exercised in full as of March 31, 2025. Each Series C-1 Common Warrant is exercisable into one share of Common Stock at a price per share of $31.11 for a five-year period beginning after September 6, 2024. Each Series C-2 Common Warrant is exercisable into one share of Common Stock at a price per share of $31.11 for an 18-month period beginning after September 6, 2024. The June 2024 Warrants were classified as equity and the allocated fair value of $2,908 is included in additional paid-in capital.
Pursuant to an engagement agreement with Wainwright, the Company, in connection with the June 2024 Offering, issued to Wainwright, or its designees, warrants to purchase up to an aggregate of 9,001 shares of Common Stock (the June 2024 PA Warrants). The June 2024 PA Warrants have an exercise price of $38.89 per share, will expire on June 26, 2029 and are exercisable beginning after September 6, 2024. The June 2024 PA Warrants were classified as equity and the fair value of $229 is included in additional paid-in capital.
October 2024 Repricing Letter Agreement
On October 21, 2024, the Company entered into the Repricing Letter Agreements with certain Holders of its issued and outstanding Series B Common Warrants to purchase an aggregate of 44,842 shares of its Common Stock, offering these Holders the opportunity to exercise all of their Series B Common Warrants for cash at a reduced exercise price equal to $17.00 per share. In addition, these Holders received new unregistered Series D-1 common warrants (the Series D-1 Common Warrants) exercisable for up to an aggregate of 44,839 shares of Common Stock and new unregistered Series D-2 common warrants (the Series D-2 Common Warrants and, together with the Series D-1 Common Warrants, the Series D Common Warrants) exercisable for up to an aggregate of 44,839 shares of Common Stock. The Series D Common Warrants are immediately exercisable and have an exercise price of $17.00 per share. The Series D-1 Common Warrants expire on October 22, 2029, and the Series D-2 Common Warrants expire on April 22, 2026. This transaction is referred to as the “Warrant Repricing Transaction.”
Wainwright acted as the exclusive placement agent for the Warrant Repricing Transaction pursuant to an engagement agreement between the Company and Wainwright dated as of October 21, 2024. As compensation for such placement agent services, the Company agreed to pay Wainwright an aggregate cash fee equal to 7.0% of the gross proceeds received by the Company from the Warrant Repricing Transaction, plus a management fee equal to 1.0% of the gross proceeds received by the Company from the Warrant Repricing Transaction, and reimbursement for accountable expenses of $25,000 and non-accountable expenses of $10,000. The Company has also issued to Wainwright or its designees the October 2024 PA Warrants to purchase up to an aggregate of 3,140 shares of Common Stock (the October 2024 PA Warrant). The October 2024 PA Warrants are immediately exercisable, expire on October 22, 2029, and have an exercise price of $21.25 per share.
The net proceeds to the Company from the exercise of the Series B Common Warrants were $202 after deducting placement agent fees and offering expenses of $560. The issuance under the Repricing Letter Agreements represented $1,526 in additional value provided to the investors, which was recorded as a deemed dividend to common stockholders.

Warrants
As of March 31, 2025, the Company had the following warrants outstanding to purchase Common Stock:

Number of Shares	Exercise Price per Share	Expiration Date
210	$243.10	August 2025
9	$464,100.00	February 2026
128,577	$31.11	March 2026
44,839	$17.00	April 2026
16	$43,548.05	May 2027
1	$0.01	July 2027
3	$94,970.33	April 2028
210	$243.10	February 2029
9,002	$38.8875	June 2029
128,577	$31.11	September 2029
44,839	$17.00	October 2029
3,140	$21.25	October 2029
7. STOCK-BASED COMPENSATION
Amended and Restated 2018 Equity Incentive Plan
On April 21, 2023, the stockholders of the Company approved the Amended and Restated GRI Bio, Inc. 2018 Equity Incentive Plan (the A&R 2018 Plan). The A&R 2018 Plan provides the Company with the ability to grant stock options, restricted stock and other equity-based awards to employees, directors and consultants. Stock options granted by the Company under the A&R 2018 Plan generally have a contractual life of up to 10 years. As of March 31, 2025, awards granted under the A&R 2018 Plan representing the right to purchase or contingent right to receive up to an aggregate of 21,270 shares of the Company's Common Stock were outstanding and 21,275 shares of the Company’s Common Stock were reserved for issuance under the A&R 2018 Plan. The number of shares reserved for issuance under the A&R 2018 Plan may be increased pursuant to the A&R 2018 Plan’s “evergreen” provision on the first day of each calendar year beginning January 1, 2024 and ending on and including January 1, 2033, by a number of shares not to exceed 4% of the aggregate number of shares of the Company’s Common Stock outstanding on the final day of the immediately preceding calendar year.
The Company recorded stock-based compensation related to equity-based awards issued under the A&R 2018 Plan in the following expense categories of its accompanying consolidated statements of operations for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
	2025	2024
Research and development	$25	$—
General and administrative	195	37
Total	$220	$37
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
The table below represents the activity of stock options granted to employees and non-employees for the three months ended March 31, 2025:

	Number of options	Weighted-average exercise price	Weighted-average remaining contractual term (years)
Outstanding at December 31, 2024	142	$4,376.92	9.63
Granted	21,128	$11.66
Exercised	—	—
Forfeited/cancelled	—	—
Outstanding at March 31, 2025	21,270	$40.80	9.81
Exercisable at March 31, 2025	21,196	$28.71	9.81
Vested and expected to vest at March 31, 2025	21,270	$40.80	9.81
As of March 31, 2025, all of the outstanding and exercisable stock options were out of the money and therefore had no intrinsic value. As of March 31, 2025, the unrecognized compensation cost related to unvested stock options expected to vest was $214. This unrecognized compensation is expected to be recognized over a weighted-average amortization period of 1.57 years.
The Company granted 21,128 stock options to its employees and non-employee directors during the three months ended March 31, 2025. The Black-Scholes option-pricing model was used to estimate the grant date fair value of each stock option grant at the time of grant using the following weighted-average assumptions:

For the Three Months Ended March 31, 2025
Volatility	110.94%
Expected term in years	5.00
Dividend rate	0.00%
Risk-free interest rate	4.45%
Fair value of option on grant date	$9.43
No equity-based awards were granted during the three-month period ended March 31, 2024.
8. SEGMENT REPORTING
Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker (CODM), or decision-making group, in deciding how to allocate resources in assessing performance. The Company has one reportable segment: biotechnology research. The biotechnology research segment consists of the research and development of products for the treatment of inflammatory disease. The Company’s CODM is W. Marc Hertz, Ph.D., Chief Executive Officer and Director.
The accounting policies of the biotechnology research segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for the biotechnology research segment based on research and development expenses and general and administrative expenses as part of the overall review of the Company’s consolidated net loss and consolidated cash flows as compared to prior quarters and the Company’s operating budget.
The Company has incurred significant losses since its inception and anticipates incurring continued losses in the future. As such, the CODM uses cash forecast models in deciding how to allocate resources based on the Company’s available cash resources, as well as its forecasted expenditures. This information, in conjunction with the assessment of the probability of the success of the Company’s research and development activities, is used to plan the timing and size of future capital raises.

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
Separation and Release Agreement
In connection with the resignation of David Baker, the Company’s Former Chief Executive Officer, the Company and Mr. Baker entered into a Separation and Release Agreement on April 21, 2023 (the Separation Agreement). Pursuant to the terms of the Separation Agreement and his employment agreement, Mr. Baker received continuation of his then current salary and certain COBRA benefits for 18 months payable in accordance with the Company’s payroll practices. Mr. Baker also received a lump sum payment equal to 150% of his target bonus and agreed to reduce amounts payable with respect to certain future milestone payments.

10. SUBSEQUENT EVENTS
On April 1, 2025, the Company entered into a securities purchase agreement (the April 2025 Purchase Agreement), pursuant to which the Company agreed to sell, in a public offering (the April 2025 Offering), (i) 202,000 shares (the April 2025 Shares) of Common Stock, (ii) 1,186,888 pre-funded warrants (the April 2025 Pre-Funded Warrants) exercisable for an aggregate of 1,186,888 shares of Common Stock, (iii) 1,388,888 Series E-1 common stock warrants (the Series E-1 Common Warrants) to purchase up to 1,388,888 shares of Common Stock, (iv) 1,388,888 Series E-2 common stock warrants (the Series E-2 Common Warrants) to purchase up to 1,388,888 shares of Common Stock, and (v) 1,388,888 Series E-3 common stock warrants (the Series E-3 Common Warrants, and collectively with the Series E-1 Warrants and the Series E-2 Warrants, the Series E Common Warrants) to purchase up to 1,388,888 shares of Common Stock, for gross proceeds of $5,000, before deducting offering expenses. The April 2025 Offering closed on April 2, 2025.
The securities were offered in combinations of (a) one April 2025 Share or one April 2025 Pre-Funded Warrant, together with (b) one Series E-1 Common Warrant, one Series E-2 Common Warrant and one Series E-3 Common Warrant, for a combined purchase price of $3.60 (less $0.0001 for each April 2025 Pre-Funded Warrant). The April 2025 Pre-Funded Warrants have an exercise price of $0.0001 per share, become exercisable immediately upon issuance and expire when exercised in full. Each Series E Common Warrant has an exercise price of $3.20 per share and became exercisable immediately upon issuance. The Series E-1 Common Warrants expire April 2, 2030. The Series E-2 Common Warrants expire on October 2, 2026. The Series E-3 Common Warrants expire on January 2, 2026.
Wainwright acted as the exclusive placement agent for the April 2025 Offering pursuant to an engagement agreement between the Company and Wainwright dated as of March 7, 2025. As compensation for such placement agent services, the Company agreed to pay Wainwright an aggregate cash fee equal to 7.0% of the gross proceeds received by the Company from the offering, plus a management fee equal to 1.0% of the gross proceeds received by the Company from the offering, reimbursement for accountable expenses of $25,000, reimbursement of up to $100,000 for legal fees and expenses and other out-of-pocket expenses and up to $15,950 for the clearing expenses. The Company also issued to Wainwright, or its designees, warrants to purchase up to an aggregate of 97,222 shares of Common Stock (the April 2025 PA Warrants). The April 2025 PA Warrants became exercisable immediately upon issuance, expire on April 1, 2030, and have an exercise price of $4.50 per share.
As discussed in Note 6, “Stockholders’ Equity” to these unaudited interim consolidated financial statements, on May 5, 2025, the Company filed a prospectus supplement to its registration statement on Form S-3 (File No. 333-279348) to increase the amount of shares of Common Stock that the Company may offer and sell under the Sales Agreement and applicable registration statement to an aggregate offering price of up to $1,671, which amount does not include the shares of Common Stock having an aggregate gross sales price of approximately $3,605 that were sold under the ATM Offering through March 31, 2025, in accordance with the limitations set forth in Instruction I.B.6 of Form S-3. Since March 31, 2025, the Company has sold shares of Common Stock with an aggregate gross sales price of $399. As of the date of the filing of this Quarterly Report considering the net proceeds from the April 2025 Offering and the net proceeds from the Sales Agreement for sales occurring since March 31, 2025, the Company’s stockholders’ equity is greater than $2.5 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q (the Quarterly Report), the audited financial statements and notes thereto, as well as management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (the SEC) on March 14, 2025 (the Annual Report). Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 12E of the Securities Exchange Act of 1934, as amended (the Exchange Act), that involve risks and uncertainties. As a result of many factors, including those factors set out under the section entitled “Risk Factors” included in the Annual Report, our actual results could differ materially from the results described in or implied by these forward-looking statements.
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
Our lead product candidate, GRI-0621, is an oral inhibitor of type 1 invariant Natural Killer T (iNKT) cells. GRI-0621 is also an oral formulation of tazarotene, a synthetic retinoid acid receptor-beta and gamma selective agonist, that is approved in the United States for topical treatment of psoriasis and acne. As of March 31, 2025, it has been evaluated in over 1,700 patients as an oral product for up to 52-weeks. We are developing GRI-0621 for the treatment of severe fibrotic lung diseases such as idiopathic pulmonary fibrosis (IPF), a life-threatening progressive fibrotic disease of the lung that affects approximately 140,000 people in the United States, with up to 40,000 new cases per year in the United States. Some estimate that IPF affects 3 million globally. While there are currently two approved therapies for the treatment of lung fibrosis, neither has been associated with improvements in overall survival, and both therapies have been associated with significant side effects leading to poor therapeutic adherence. In preliminary data from our trials to date with GRI-0621, and earlier trials with oral tazarotene, we have observed GRI-0621 to be well-tolerated and to inhibit iNKT cell activity in subjects. We and others have shown that activated iNKT are upregulated in IPF, primary sclerosing cholangitis, metabolic dysfunction-associated steatohepatitis, alcoholic liver disease, systemic lupus erythematosus (SLE), multiple sclerosis (MS), ulcerative colitis patients as well as other indications. In these patients activated iNKT cells are correlated with more severe disease. The U.S. Food and Drug Administration has cleared our Investigative New Drug (IND) application, and we have received authorization of our clinical trial application from both the United Kingdom Medicines and Healthcare Products Regulatory Agency and the Australian Therapeutic Goods Administration to initiate the Phase 2a biomarker study evaluating GRI-0621 for the treatment of IPF in the, U.S., United Kingdom and Australia, respectively. We are evaluating GRI-0621 in a randomized, double-blind, multi-center Phase 2a biomarker study, for which we commenced enrollment in December 2023. Based on our current enrollment projections, we expect interim data from this trial to be available in the second quarter of 2025 and topline results to be available in the third quarter of 2025.
Our product candidate portfolio also includes GRI-0803 and a proprietary library of 500+ compounds. GRI-0803, the lead molecule selected from the library, is a novel oral agonist of type 2 diverse Natural Killer T (dNKT) cells and would be developed for the treatment of autoimmune disorders, with much of our preclinical work in SLE or lupus and MS. In lupus, the immune system mistakenly attacks its own healthy tissues, especially joints and skin, but can affect almost every organ and tissue of the body. The condition can be fatal and often causes debilitating bouts of fatigue and pain that prevent nearly half of adult patients from working. Lupus affects between 160,000 - 200,000 patients in the United States, with around 80,000 – 100,000 patients in the United States suffering from kidney nephritis, one of the most serious manifestations of SLE, typically within five years of diagnosis. There is no cure for lupus, but medical interventions and lifestyle changes can help control it. SLE treatment consists primarily of immunosuppressive drugs that inhibit the activity of the immune system. Only two drugs have been approved for lupus in the past 50 years, and new treatment options are sorely needed. In order to focus our resources on our GRI-0621 program, we have limited our development of GRI-0803 pending additional funding. Subject to obtaining the requisite additional funding and IND clearance, we intend to evaluate GRI-0803 in a Phase 1a and 1b trial initially targeting SLE. We expect to file an IND application with respect to this Phase 1a and 1b trial in 2025. We expect to continue to evaluate indications to select the best fit for further development of the program, but our initial focus would be on lupus.

Recent Developments
Reverse Stock Splits
On February 11, 2025, our stockholders approved a reverse stock split of our common stock, par value $0.0001 per share (Common Stock), within the range of not less than one-for-2 and not more than one-for-23, and our board of directors subsequently approved the February 2025 Reverse Stock Split at the ratio of one-for-17. Following these approvals, we filed an amendment to our amended and restated certificate of incorporation, as amended with the Secretary of State of the State of Delaware to effect the February 2025 Reverse Stock Split as of 4:01 p.m. Eastern Time on February 21, 2025. Shares of our Common Stock began trading on a post-split basis on February 24, 2025. The February 2025 Reverse Stock Split had the effect of reducing the aggregate number of outstanding shares of Common Stock from 8,933,366 shares on a pre-reverse split basis to a total of 525,358 shares outstanding on a post-reverse split basis. On February 21, 2025, our stockholders approved the February 2025 Reverse Stock Split.
April 2025 Securities Purchase Agreement
On April 1, 2025, we entered into a securities purchase agreement (the April 2025 Purchase Agreement), pursuant to which we issued and sold, in a public offering (the April 2025 Offering), (i) 202,000 shares (the April 2025 Shares) of Common Stock, (ii) 1,186,888 pre-funded warrants (the April 2025 Pre-Funded Warrants) exercisable for an aggregate of 1,186,888 shares of Common Stock, (iii) 1,388,888 Series E-1 common stock warrants (the Series E-1 Common Warrants) to purchase up to 1,388,888 shares of Common Stock, (iv) 1,388,888 Series E-2 common stock warrants (the Series E-2 Common Warrants) to purchase up to 1,388,888 shares of Common Stock, and (v) 1,388,888 Series E-3 common stock warrants (the Series E-3 Common Warrants, and collectively with the Series E-1 Warrants and the Series E-2 Warrants, the Series E Common Warrants) to purchase up to 1,388,888 shares of Common Stock, for gross proceeds of $5,000, before deducting offering expenses. The securities were offered in combinations of (a) one April 2025 Share or one April 2025 Pre-Funded Warrant, together with (b) one Series E-1 Common Warrant, one Series E-2 Common Warrant and one Series E-3 Common Warrant, for a combined purchase price of $3.60 (less $0.0001 for each April 2025 Pre-Funded Warrant).
The April 2025 Pre-Funded Warrants are exercisable for one share of Common Stock at a price of $0.0001 per share, are exercisable immediately and will expire when exercised in full. Each Series E Common Warrant is exercisable into one share of Common Stock at a price per share of $3.20 and is immediately exercisable. The Series E-1 Common Warrants will expire on the five-year anniversary of the date of issuance. The Series E-2 Common Warrants will expire on the 18-month anniversary of the date of issuance. The Series E-3 Common Warrants will expire on the nine-month anniversary of the date of issuance.
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
As of March 31, 2025, we have sold 325,618 shares of our Common Stock in the ATM Offering at a weighted-average price of $11.07 per share, raising $3.6 million of gross proceeds and net proceeds of $3.5 million, after deducting commissions to the sales agent and other ATM Offering related expenses. On May 5, 2025, we filed a prospectus supplement to our registration statement on Form S-1 (File No. 333-279348) to increase the amount of shares of Common Stock that we may offer and sell under the Sales Agreement and applicable registration statement to an aggregate offering price of up to $1.7 million, which amount does not include the shares of Common Stock having an aggregate gross sales price of approximately $3.6 million that were sold under the ATM Offering through March 31, 2025, in accordance with the limitations set forth in Instruction I.B.6 of Form S-3.

Nasdaq Compliance - Bid Price Deficiency
The rules of The Nasdaq Capital Market also require that we maintain a closing price for shares of our Common Stock of at least $1.00 per share (the Minimum Bid Price Rule). On September 10, 2024, we received a letter from the Listings Qualification Department (the Staff) of The Nasdaq Stock Market LLC, indicating that we no longer met the Minimum Bid Price Rule because the closing bid price for our Common Stock was less than $1.00 for the previous 30 consecutive business days prior thereto. We subsequently effected the February 2025 Reverse Stock Split. On March 10, 2025, we received a letter from the Staff indicating that we were once again in compliance with the Minimum Bid Price Rule.
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
Warrant Liability
In May 2022, Vallon Pharmaceuticals, Inc. (Vallon) issued warrants (the May 2022 Warrants) in connection with a securities purchase agreement. Vallon evaluated the May 2022 Warrants in accordance with Accounting Standards Codification (ASC) 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity (ASC 815-40), and concluded that a provision in the May 2022 Warrants related to the reduction of the exercise price in certain circumstances precludes the May 2022 Warrants from being accounted for as components of equity. As a result, the May 2022 Warrants were measured at fair value upon issuance using a Black-Scholes valuation model and are recorded as a liability on the consolidated balance sheet. The fair value of the May 2022 Warrants is measured at each reporting date and changes in fair value are recognized in the consolidated statements of operations in the period of change.
Interest Income
Interest income consists of interest earned on our cash and cash equivalents held with institutional banks.

Results of Operations
Comparison of the Three Months Ended March 31, 2025 and 2024
The following table summarizes the results of our operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development	$1,640	$933
General and administrative	1,411	962
Total operating expenses	3,051	1,895
Loss from operations	(3,051)	(1,895)
Change in fair value of warrant liability	—	2
Interest income	5	6
Net loss	$(3,046)	$(1,887)
Research and Development Expenses
Research and development expenses were $1.6 million and $0.9 million for the three months ended March 31, 2025 and 2024, respectively. The $0.7 million increase in research and development expenses was primarily due to an increase of $0.7 million in expenses related to the registration development program of GRI-0621.
General and Administrative Expenses
General and administrative expenses were $1.4 million and $1.0 million for the three months ended March 31, 2025 and 2024, respectively. The $0.4 million increase was primarily related to a $0.3 million increase in personnel expense including stock based compensation expense and a $0.2 million increase in professional fees.
Interest Income
Interest income was $5,000 and $6,000 for the three months ended March 31, 2025 and 2024, respectively.
Liquidity and Capital Resources
Since inception, we have incurred losses and expect to continue to incur losses for the foreseeable future. We incurred net losses of $3.0 million and $1.9 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $42.8 million.
We have financed our working capital requirements to date through the issuance of Common Stock, warrants, convertible notes and promissory notes. As of March 31, 2025, we had $3.3 million in cash.
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$(1,736)	$(2,203)
Financing activities	(11)	4,486
Net increase (decrease) in cash and cash equivalents	$(1,747)	$2,283

Cash Flows from Operating Activities
For the three months ended March 31, 2025 and 2024, $1.7 million and $2.2 million were used in operating activities, respectively. The $0.5 million decrease was primarily due to an increase in non-cash adjustments of $0.2 million related to stock-based compensation expenses, as well as a $1.1 million increase in accounts payable and a $0.7 million increase in accrued expenses, offset by a $1.2 million increase in net loss and a $0.4 million decrease in prepaid and other assets.
Cash Flows from Financing Activities
Net cash used in financing activities was $11,000 for the three months ended March 31, 2025 and was primarily related to stock issuance costs related to the April 2025 Purchase Agreement.
Net cash provided by financing activities was $4.5 million for the three months ended March 31, 2024 and was primarily related to $5.5 million of proceeds from the February 2024 Offering (defined below). The increase was offset by $1.0 million of stock issuance costs.
April 2025 Securities Purchase Agreement
On April 1, 2025, we entered the April 2025 Purchase Agreement, pursuant to which we issued and sold, in the April 2025 Offering, (i) 202,000 April 2025 Shares, (ii) 1,186,888 April 2025 Pre-Funded Warrants exercisable for an aggregate of 1,186,888 shares of Common Stock, (iii) 1,388,888 Series E-1 Common Warrants to purchase up to 1,388,888 shares of Common Stock, (iv) 1,388,888 Series E-2 Common Warrants to purchase up to 1,388,888 shares of Common Stock, and (v) 1,388,888 Series E-3 Common Warrants, to purchase up to 1,388,888 shares of Common Stock, for gross proceeds of $5,000, before deducting offering expenses.
May 2024 At The Market Offering
As of March 31, 2025, we have sold 325,618 shares of our Common Stock in the ATM Offering at a weighted-average price of $11.07 per share, raising $3.6 million of gross proceeds and net proceeds of $3.5 million, after deducting commissions to the sales agent and other ATM Offering related expenses. On May 5, 2025, we filed a prospectus supplement to our registration statement on Form S-3 (File No. 333-279348) to increase the amount of shares of Common Stock that we may offer and sell under the Sales Agreement and applicable registration statement to an aggregate offering price of up to $1.7 million, which amount does not include the shares of Common Stock having an aggregate gross sales price of approximately $3.6 million that were sold under the ATM Offering through March 31, 2025, in accordance with the limitations set forth in Instruction I.B.6 of Form S-3.
February 2024 Securities Purchase Agreement
On February 1, 2024, we entered into securities purchase agreement , pursuant to which we issued and sold, in a public offering (the February 2024 Offering), (i) 1,495 shares of Common Stock, (ii) 21,131 pre-funded warrants exercisable for an aggregate of 21,131 shares of Common Stock, (iii) 22,631 Series B-1 common warrants exercisable for an aggregate of 22,631 shares of Common Stock, and (iv) 22,631 Series B-2 common warrants exercisable for an aggregate of 22,631 shares of Common Stock for net proceeds of $4.4 million, after deducting offering expenses of $1.1 million.
Future Funding Requirements
Our net losses were $3.0 million and $1.9 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had $3.3 million in cash and an accumulated deficit of $42.8 million. We expect to devote substantial financial resources to our planned activities, particularly as we prepare for, initiate, and conduct our planned clinical trials of GRI-0621 and GRI-0803, advance our discovery programs and continue our product development efforts. In addition, we expect to incur additional costs associated with operating as a public company.
Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements through the third quarter of 2025.
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

Item 4. Controls and Procedures.
Management’s Evaluation of our Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e)) of the Exchange Act as of March 31, 2025. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Based upon their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the year ended December 31, 2024 due to the material weakness described in our Annual Report.
In the course of preparing the Company’s financial statements for the Annual Report, management identified a material weakness related to the inaccurate computation of the non-cash deemed dividend associated with the re-pricing of the Series B Common Warrants in the Warrant Repricing Transaction in accordance with applicable GAAP guidance.
Management has implemented a plan to remediate this material weakness which includes the continued engagement of third-party professionals with appropriate expertise in accounting and reporting under GAAP and SEC regulations who have adequate experience related to non-recurring debt and equity transactions and the enhanced documentation related to the accounting treatment for such transactions and who will assist in reviewing the attendant calculations. Management has also refined our processes for communicating with our auditor as to when our financial statements and related materials have passed through the Company’s internal control processes.
Notwithstanding this material weakness, we believe that our financial statements contained in this Quarterly Report on Form 10-Q fairly present our financial position, results of operations and cash flows for the periods covered by this report in all material respects.
Changes in Internal Control over Financial Reporting
As noted above, we have implemented certain measures to remediate the material weakness identified in the design and operation of our internal controls over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) other than those noted above that occurred during the fiscal quarter covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
None.
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
Rule 10b5-1 Trading Arrangements
During the three months ended March 31, 2025, none of our directors or officers adopted or terminated “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description	Filed Herewith	Form	Incorporated by Reference File No.	Date Filed

3.1	Amended and Restated Certificate of Incorporation, as amended.		10-K	001-40034	3/14/2025

3.2	Amended and Restated Bylaws.		8-K/A	001-40034	5/26/2023

4.1	Form of Pre-Funded Warrant.		8-K	001-40034	4/2/2025

4.2	Form of Series E Warrant.		8-K	001-40034	4/2/2025

4.3	Form of Placement Agent Warrant.		8-K	001-40034	4/2/2025

10.1△	Form of Securities Purchase Agreement.		8-K	001-40034	4/2/2025

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	iXBRL Instance Document

101.SCH	iXBRL Taxonomy Extension Schema Document

101.CAL	iXBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	iXBRL Taxonomy Extension Definition Linkbase Document

101.LAB	iXBRL Taxonomy Extension Label Linkbase Document

101.PRE	iXBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________________________
Unless otherwise indicated, exhibits are filed herewith.

*	This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, except to the extent specifically incorporated by reference into such filing.
△	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRI BIO, INC.

Date: May 15, 2025	By:	/s/ Leanne M. Kelly
Name: Leanne M. Kelly
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)