Form 10-Q
period 2025-06-30
GRI Bio, Inc.
filed 2025-08-14
CIK 1824293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
June 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of August 13, 2025, 2,515,305 shares of the Registrant’s common stock were outstanding.

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
GRI Bio, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$5,122	$5,028
Prepaid expenses and other current assets	454	587
Total current assets	5,576	5,615
Property and equipment, net	2	4
Operating lease right-of-use assets	97	120
Total assets	$5,675	$5,739

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,297	$897
Accrued expenses	960	691
Operating lease liabilities, current	52	48
Total current liabilities	2,309	1,636
Operating lease liabilities, non-current	44	71
Total liabilities	2,353	1,707

Commitments and contingencies (Note 9)

Stockholders' equity:
Common stock, 0.0001 par value; 250,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 2,496,800 and 525,485 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	49,000	43,772
Accumulated deficit	(45,678)	(39,740)
Total stockholders’ equity	3,322	4,032
Total liabilities and stockholders' equity	$5,675	$5,739
See accompanying notes to unaudited interim consolidated financial statements.

GRI Bio, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$1,879	$877	3,520	1,811
General and administrative	1,018	1,380	2,429	2,342
Total operating expenses	2,897	2,257	5,949	4,153
Loss from operations	(2,897)	(2,257)	(5,949)	(4,153)
Change in fair value of warrant liability	—	1	—	3
Interest income	5	6	11	13
Net loss	$(2,892)	$(2,250)	$(5,938)	$(4,137)
Net loss per share of common stock, basic and diluted	$(1.31)	$(61.85)	$(4.33)	$(150.32)
Weighted-average common shares outstanding, basic and diluted	2,205,139	36,379	1,369,933	27,522
See accompanying notes to unaudited interim consolidated financial statements.

GRI Bio, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except shares)
(Unaudited)

Six Months Ended June 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2024	525,485	$—	$43,772	$(39,740)	$4,032
Stock-based compensation	—	—	220	—	220
Fractional share adjustment	(127)	—	(1)	—	(1)
Net loss	—	—	—	(3,046)	(3,046)
Balance,March 31, 2025 (unaudited)	525,358	$—	$43,991	$(42,786)	$1,205
Stock-based compensation	—	—	41	—	41
Issuance of common stock and prefunded warrants in financing	1,388,888	—	4,143	—	4,143
Issuance of common stock	582,554	—	825	—	825
Net loss	—	—	—	(2,892)	(2,892)
Balance, June 30, 2025 (unaudited)	2,496,800	$—	$49,000	$(45,678)	$3,322

Six Months Ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2023	2,909	$—	$31,792	$(31,533)	$259
Stock-based compensation	—	—	37	—	37
Fractional share adjustment	(1)	—	—	—	—
Issuance of common stock and prefunded warrants in financing	1,495	—	4,389	—	4,389
Prefunded warrant exercise	10,047	—	—	—	—
Net loss	—	—	—	(1,887)	(1,887)
Balance, March 31, 2024 (unaudited)	14,450	$—	$36,218	$(33,420)	$2,798
Stock-based compensation	—	—	37	—	37
Fractional share adjustment	(11)	—	—	—	—
Issuance of common stock	20,816	—	4,134	—	4,134
Prefunded warrant exercise	11,905	—	—	—	—
Net loss	—	—	—	(2,250)	(2,250)
Balance, June 30, 2024 (unaudited)	47,160	$—	$40,389	$(35,670)	$4,719

See accompanying notes to unaudited interim consolidated financial statements.

GRI Bio, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Operating activities:
Net loss	$(5,938)	$(4,137)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	2	2
Stock-based compensation expense	261	74
Change in fair value of warrant liability	—	(3)
Change in operating lease right-of-use assets	23	(127)
Change in operating assets and liabilities:
Prepaid expenses and other current assets	133	370
Accounts payable	371	(400)
Accrued expenses	269	(250)
Operating lease liabilities	(23)	127
Cash used in operating activities	(4,902)	(4,344)

Financing activities:
Proceeds from issuance of common stock in financing transactions	5,000	9,499
Proceeds from issuance of common stock under ATM facility	941	961
Payment for fractional shares in connection with reverse stock split	(1)	—
Payment of stock issuance costs	(944)	(1,571)
Cash provided by financing activities	4,996	8,889

Net increase in cash and cash equivalents	94	4,545
Cash and cash equivalents at beginning of period	5,028	1,808
Cash and cash equivalents at end of period	$5,122	$6,353

Supplemental disclosure of non-cash financing activities:
Deferred stock issuance costs in accounts payable and accrued expenses	$29	$367
Issuance of warrants for payment of stock issuance costs	$123	$—
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
Recapitalization
On January 29, 2024, the Company effected a reverse stock split of its common stock, par value $0.0001 per share (the Common Stock), at a ratio of one-for-seven (the January 2024 Reverse Stock Split). On June 17, 2024, the Company effected a reverse stock split of its Common Stock at a ratio of one-for-thirteen (the June 2024 Reverse Stock Split). On February 21, 2025, the Company effected a reverse stock split of its Common Stock at a ratio of one-for-seventeen (the February 2025 Reverse Stock Split and together with the January 2024 Reverse Stock Split and the June 2024 Reverse Stock Split, the Reverse Stock Splits). Unless otherwise noted, all references to share and per share amounts in these consolidated financial statements reflect the Reverse Stock Splits.
2.    LIQUIDITY
These unaudited interim consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any significant revenues from operations since inception and does not expect to do so in the foreseeable future. The Company has incurred operating losses since its inception in 2009 and as a result has incurred $45,678 in accumulated deficit through June 30, 2025. The Company has financed its working capital requirements to date through the issuance of equity and debt securities. As of June 30, 2025, the Company had cash of approximately $5,122.
On February 1, 2024, the Company entered into a securities purchase agreement (the February 2024 Purchase Agreement), pursuant to which the Company issued and sold Common Stock, pre-funded warrants and common warrants in a public offering (the February 2024 Offering) for net proceeds of $4,389, after deducting offering expenses of $1,110.
On May 20, 2024, the Company entered into an At The Market Offering Agreement (the Sales Agreement) with H.C. Wainwright & Co., LLC (Wainwright), pursuant to which the Company may sell and issue, subject to the limitations in the Sales Agreement, up to $10.0 million shares of Common Stock from time to time through Wainwright as its sales agent (the ATM Offering). Under the Sales Agreement, Wainwright is entitled to compensation of 3.0% of the gross offering proceeds of all shares of Common Stock sold through it pursuant to the Sales Agreement. As of June 30, 2025, the Company has sold 908,172 shares of Common Stock in the ATM Offering at a weighted-average price of $5.01 per share, for net proceeds of $4,292, after deducting commissions to the sales agent and other ATM Offering related expenses of $254.
On June 26, 2024, the Company entered into a securities purchase agreement (the June 2024 Purchase Agreement), pursuant to which the Company issued and sold Common Stock, pre-funded warrants and common warrants, in a public offering (the June 2024 Offering), for net proceeds of $3,172, after deducting offering expenses of $1,057.

On October 21, 2024, the Company entered into letter agreements (the Repricing Letter Agreements) with certain holders (the Holders) of certain of its issued and outstanding common warrants to purchase shares of its Common Stock, pursuant to which these Holders exercised their common warrants for cash at a reduced exercise price. In addition, these Holders received new unregistered common warrants. The net proceeds to the Company from the exercise of the common warrants were $609, after deducting placement agent fees and offering expenses of $154.
On April 1, 2025, the Company entered into a securities purchase agreement (the April 2025 Purchase Agreement), pursuant to which the Company issued and sold Common Stock, pre-funded warrants and common warrants, in a public offering (the April 2025 Offering), for net proceeds of $4,020, after deducting offering expenses of $979.
Based on the Company’s current operating plan, the Company believes that its existing cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements into the fourth quarter of 2025.
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
In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all normal and recurring adjustments considered necessary to present fairly the Company’s financial position as of June 30, 2025, and the consolidated results of operations and consolidated stockholders’ equity for the three and six months ended June 30, 2025 and 2024 and consolidated cash flows for the six months ended June 30, 2025 and 2024. Consolidated results of operations for the three and six months ended June 30, 2025, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2025. The unaudited interim consolidated financial statements, presented herein, do not contain the required disclosures under GAAP for annual consolidated financial statements. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes as of and for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2025.
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
As of June 30, 2025, the Company’s financial instruments included cash, cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses and certain liability classified warrants. The carrying amounts reported in the consolidated balance sheets for cash, cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair value based on the short-term maturity of these instruments. The Company recognizes transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. At June 30, 2025, there were no financial assets or liabilities measured at fair value on a recurring basis other than the liability classified warrants.
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
The Company is required to revalue the May 2022 Warrants at each reporting date with any changes in fair value recorded in its consolidated statements of operations. The valuation of the May 2022 Warrants is considered under Level 3 of the fair value hierarchy due to the need to use assumptions in the valuation that are both significant to the fair value measurement and unobservable. The change in the fair value of the Level 3 warrant liability is reflected in the consolidated statements of operations for the three and six months ended June 30, 2025. As of June 30, 2025 and December 31, 2024, the fair value of the warrant liability was immaterial.
Deferred Stock Issuance Costs
Deferred stock issuance costs represent incremental costs incurred that are directly attributable to proposed offerings of securities. The costs are charged against the gross proceeds of the respective offering upon closing.
Net Loss Per Common Share
Basic net loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period. For the six-month period ended June 30, 2024, basic net loss per common share includes the weighted average of the June 2024 Pre-Funded Warrants (as defined below). Diluted net loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during each period, plus the dilutive effect of common stock equivalents outstanding during each period, in accordance with ASC 260, Earnings Per Share. As the Company had a net loss in each of the three and six months ended June 30, 2025 and 2024, diluted net loss per common share is the same as basic net loss per common share for the period because the effects of potentially dilutive securities are antidilutive.

Common stock equivalents excluded from the diluted net loss per common share calculations are as follows:

	June 30,
	2025	2024
Stock options	21,270	142
Warrants	4,623,292	311,956
Total	4,644,562	312,098
Recent Accounting Pronouncements
The Company considered the applicability and impact of all ASUs issued during the quarter ended June 30, 2025. ASUs not discussed below were assessed and determined to be either not applicable or expected to have minimal impact on these unaudited interim consolidated financial statements
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07). This amended guidance applies to all public entities and aims to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company has adopted the provisions of ASU 2023-07 and has included the required disclosures in this Quarterly Report on Form 10-Q. See Note 8 for additional disclosures.
4.    PROPERTY AND EQUIPMENT

	June 30, 2025	December 31, 2024
Computer equipment	$21	$21
Furniture and fixtures	13	13
	34	34
Accumulated depreciation	(32)	(30)
	$2	$4
Depreciation expense related to property and equipment was $1 in each of the three-month periods ended June 30, 2025 and 2024 and $2 in each of the six-month periods ended June 30, 2025 and 2024.
5.    ACCRUED EXPENSES
Accrued expenses consist of the following:

	June 30, 2025	December 31, 2024
Research and development	$550	$342
General and administrative	73	12
Payroll and related	337	337
Total accrued expenses	$960	$691

6.    STOCKHOLDERS’ EQUITY
February 2024 Securities Purchase Agreement
On February 1, 2024, the Company entered into the February 2024 Purchase Agreement, pursuant to which the Company sold, in the February 2024 Offering, (i) 1,495 shares (the February 2024 Shares) of Common Stock, (ii) 21,131 pre-funded warrants (the February 2024 Pre-Funded Warrants) exercisable for an aggregate of 21,131 shares of Common Stock, (iii) 22,631 Series B-1 common warrants (the Series B-1 Common Warrants) exercisable for an aggregate of 22,631 shares of Common Stock and (iv) 22,631 Series B-2 common warrants (the Series B-2 Common Warrants and together with the Series B-1 Common Warrants, the Series B Common Warrants) exercisable for an aggregate of 22,631 shares of Common Stock for net proceeds of $4,389, after deducting offering expenses of $1,110. The Series B Common Warrants together with the February 2024 Pre-Funded Warrants are referred to in this Quarterly Report on Form 10-Q (the Quarterly Report) as the “February 2024 Warrants.” The securities were offered in combinations of (a) one February 2024 Share or one February 2024 Pre-Funded Warrant, together with (b) one Series B-1 Common Warrant and one Series B-2 Common Warrant, for a combined purchase price of $243.10 (less $0.0221 for each February 2024 Pre-Funded Warrant).
Subject to certain ownership limitations, the February 2024 Warrants were exercisable upon issuance. Each February 2024 Pre-Funded Warrant was exercisable for one share of Common Stock at a price per share of $0.0221 and expired when exercised in full. Each Series B-1 Common Warrant is exercisable into one share of Common Stock at a price per share of $243.10 for a five-year period after February 6, 2024, the date of issuance. Each Series B-2 Common Warrant is exercisable into one share of Common Stock at a price per share of $243.10 for an 18-month period after February 6, 2024, the date of issuance. The February 2024 Warrants were classified as equity and the allocated fair value of $4,279 is included in additional paid-in capital. As of June 30, 2025, all of the February 2024 Pre-Funded Warrants have been exercised.
In connection with the issuance of the securities pursuant to the February 2024 Purchase Agreement, the exercise price of the Company’s previously outstanding Series A-1 Warrants was reduced to par, or $0.0001, per share pursuant to the terms of the Series A-1 Warrants. As of June 30, 2025, all of the Series A-1 Warrants have been exercised.
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
As of June 30, 2025, the Company has sold 908,172 shares of Common Stock in the ATM Offering at a weighted-average price of $5.01 per share, for net proceeds of $4,292, after deducting commissions to the sales agent and other ATM Offering related expenses of $254, of which 582,554 shares of Common Stock were sold during the quarter ended June 30, 2025, for gross proceeds of $941 and net proceeds of $825. On May 23, 2025, the Company filed a prospectus supplement to its registration statement on Form S-3 (File No. 333-279348) to increase the amount of shares of Common Stock that the Company may offer and sell under the Sales Agreement and applicable registration statement to an aggregate offering price of up to $1,759, which amount does not include the shares of Common Stock having an aggregate gross sales price of approximately $4,546 that were sold under the ATM Offering through May 22, 2025, in accordance with the limitations set forth in Instruction I.B.6 of Form S-3.

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
The June 2024 Pre-Funded Warrants were exercisable for one share of Common Stock at a price per share of $0.0017, were exercisable immediately and have been exercised in full as of June 30, 2025. Each Series C-1 Common Warrant is exercisable into one share of Common Stock at a price per share of $31.11 for a five-year period beginning after September 6, 2024. Each Series C-2 Common Warrant is exercisable into one share of Common Stock at a price per share of $31.11 for an 18-month period beginning after September 6, 2024. The June 2024 Warrants were classified as equity and the allocated fair value of $2,908 is included in additional paid-in capital.
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
October 2024 Repricing Letter Agreement
On October 21, 2024, the Company entered into the Repricing Letter Agreements with certain Holders of its issued and outstanding Series B Common Warrants to purchase an aggregate of 44,842 shares of its Common Stock, offering pursuant to which these Holders exercised Series B Common Warrants for cash at a reduced exercise price equal to $17.00 per share. In addition, these Holders received new unregistered Series D-1 common warrants (the Series D-1 Common Warrants) exercisable for up to an aggregate of 44,839 shares of Common Stock and new unregistered Series D-2 common warrants (the Series D-2 Common Warrants and, together with the Series D-1 Common Warrants, the Series D Common Warrants) exercisable for up to an aggregate of 44,839 shares of Common Stock. The Series D Common Warrants are immediately exercisable and have an exercise price of $17.00 per share. The Series D-1 Common Warrants expire on October 22, 2029, and the Series D-2 Common Warrants expire on April 22, 2026. This transaction is referred to as the “Warrant Repricing Transaction.”
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
April 2025 Securities Purchase Agreement

On April 1, 2025, the Company entered into the April 2025 Purchase Agreement, pursuant to which the Company issued and sold, in the April 2025 Offering, (i) 202,000 shares (the April 2025 Shares) of Common Stock, (ii) 1,186,888 pre-funded warrants (the April 2025 Pre-Funded Warrants) exercisable for an aggregate of 1,186,888 shares of Common Stock, (iii) 1,388,888 Series E-1 common stock warrants (the Series E-1 Common Warrants) to purchase up to 1,388,888 shares of Common Stock, (iv) 1,388,888 Series E-2 common stock warrants (the Series E-2 Common Warrants) to purchase up to 1,388,888 shares of Common Stock, and (v) 1,388,888 Series E-3 common stock warrants (the Series E-3 Common Warrants, and collectively with the Series E-1 Warrants and the Series E-2 Warrants, the Series E Common Warrants) to purchase up to 1,388,888 shares of Common Stock, for net proceeds of $4,020, after deducting offering expenses of $979. The April 2025 Offering closed on April 2, 2025.
The securities were offered in combinations of (a) one April 2025 Share or one April 2025 Pre-Funded Warrant, together with (b) one Series E-1 Common Warrant, one Series E-2 Common Warrant and one Series E-3 Common Warrant, for a combined purchase price of $3.60 (less $0.0001 for each April 2025 Pre-Funded Warrant). The April 2025 Pre-Funded Warrants had an exercise price of $0.0001 per share, became exercisable immediately upon issuance and expired when exercised in full. Each Series E Common Warrant has an exercise price of $3.20 per share and became exercisable immediately upon issuance. The Series E-1 Common Warrants expire April 2, 2030. The Series E-2 Common Warrants expire on October 2, 2026. The Series E-3 Common Warrants expire on January 2, 2026. As of June 30, 2025, the April 2025 Pre-Funded Warrants have been exercised in full.
Wainwright acted as the exclusive placement agent for the April 2025 Offering pursuant to an engagement agreement between the Company and Wainwright dated as of March 7, 2025. As compensation for such placement agent services, the Company agreed to pay Wainwright an aggregate cash fee equal to 7.0% of the gross proceeds received by the Company from the offering, plus a management fee equal to 1.0% of the gross proceeds received by the Company from the offering, reimbursement for accountable expenses of $25,000, reimbursement of up to $100,000 for legal fees and expenses and other out-of-pocket expenses and up to $15,950 for the clearing expenses. The Company also issued to Wainwright, or its designees, warrants to purchase up to an aggregate of 97,222 shares of Common Stock (the April 2025 PA Warrants). The April 2025 PA Warrants became exercisable immediately upon issuance, expire on April 1, 2030, and have an exercise price of $4.50 per share. The April 2025 PA Warrants were classified as equity and the fair value of $123 is included in additional paid-in capital.
The Company determined that the amount paid for the April 2025 Pre-Funded Warrants approximates their fair value. The Black-Scholes option-pricing model was used to estimate the fair value of the Series E Common Warrants and the April 2025 PA Warrants with the following weighted-average assumptions:

Volatility	156.44%
Expected term in years	2.48
Dividend rate	—%
Risk-free interest rate	4.02%
Warrants
As of June 30, 2025, the Company had the following warrants outstanding to purchase Common Stock:

Number of Shares	Exercise Price per Share	Expiration Date
210	$243.10	August 2025
1,388,888	$3.20	January 2026
9	$464,100.00	February 2026
128,577	$31.11	March 2026
44,839	$17.00	April 2026
1,388,888	$3.20	October 2026
16	$43,548.05	May 2027
1	$0.01	July 2027
3	$94,970.33	April 2028
210	$243.10	February 2029
9,002	$38.8875	June 2029
128,577	$31.11	September 2029
44,839	$17.00	October 2029
3,140	$21.25	October 2029
1,388,888	$3.20	April 2030
97,222	$4.50	April 2030
7. STOCK-BASED COMPENSATION
Amended and Restated 2018 Equity Incentive Plan
On April 21, 2023, the stockholders of the Company approved the Amended and Restated GRI Bio, Inc. 2018 Equity Incentive Plan (the A&R 2018 Plan). The A&R 2018 Plan provides the Company with the ability to grant stock options, restricted stock and other equity-based awards to employees, directors and consultants. Stock options granted by the Company under the A&R 2018 Plan generally have a contractual life of up to 10 years. As of June 30, 2025, awards granted under the A&R 2018 Plan representing the right to purchase or contingent right to receive up to an aggregate of 21,270 shares of the Company's Common Stock were outstanding and 21,275 shares of the Company’s Common Stock were reserved for issuance under the A&R 2018 Plan. The number of shares reserved for issuance under the A&R 2018 Plan may be increased pursuant to the A&R 2018 Plan’s “evergreen” provision on the first day of each calendar year beginning January 1, 2024 and ending on and including January 1, 2033, by a number of shares not to exceed 4% of the aggregate number of shares of the Company’s Common Stock outstanding on the final day of the immediately preceding calendar year.
The Company recorded stock-based compensation related to equity-based awards issued under the A&R 2018 Plan in the following expense categories of its accompanying consolidated statements of operations for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$—	$—	$25	$—
General and administrative	41	37	236	74
Total	$41	$37	$261	$74
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
The table below represents the activity of stock options granted to employees and non-employees for the six months ended June 30, 2025:

	Number of options	Weighted-average exercise price	Weighted-average remaining contractual term (years)
Outstanding at December 31, 2024	142	$4,376.92	8.63
Granted	21,128	$11.66
Exercised	—	—
Forfeited/cancelled	—	—
Outstanding at June 30, 2025	21,270	$40.80	9.56
Exercisable at June 30, 2025	21,208	$30.83	9.56
Vested and expected to vest at June 30, 2025	21,270	$40.80	9.56
As of June 30, 2025, all of the outstanding and exercisable stock options were out of the money and therefore had no intrinsic value. As of June 30, 2025, the unrecognized compensation cost related to unvested stock options expected to vest was $174. This unrecognized compensation is expected to be recognized over a weighted-average amortization period of 0.78 years.
The Company granted 21,128 stock options to its employees and non-employee directors during the six months ended June 30, 2025. The Black-Scholes option-pricing model was used to estimate the grant date fair value of each stock option grant at the time of grant using the following weighted-average assumptions:

For the Six Months Ended June 30, 2025
Volatility	110.94%
Expected term in years	5.00
Dividend rate	0.00%
Risk-free interest rate	4.45%
Fair value of option on grant date	$9.43
No equity-based awards were granted during the six-month period ended June 30, 2024.
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
10. SUBSEQUENT EVENTS
The One Big Beautiful Bill Act (“OBBBA”) was enacted on July 4, 2025. The Company is in the process of assessing the impact of this legislation on its financial statements. The OBBBA is not currently expected to materially impact the Company’s effective tax rate or cash flows in the current fiscal year.

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
Our lead product candidate, GRI-0621, is an oral inhibitor of type 1 invariant Natural Killer T (iNKT) cells. GRI-0621 is also an oral formulation of tazarotene, a synthetic retinoid acid receptor-beta and gamma selective agonist, that is approved in the United States for topical treatment of psoriasis and acne. As of June 30, 2025, it has been evaluated in over 1,700 patients as an oral product for up to 52-weeks. We are developing GRI-0621 for the treatment of severe fibrotic lung diseases such as idiopathic pulmonary fibrosis (IPF), a life-threatening progressive fibrotic disease of the lung that affects approximately 140,000 people in the United States, with up to 40,000 new cases per year in the United States. Some estimate that IPF affects 3 million globally. While there are currently two approved therapies for the treatment of lung fibrosis, neither has been associated with improvements in overall survival, and both therapies have been associated with significant side effects leading to poor therapeutic adherence. In preliminary data from our trials to date with GRI-0621, and earlier trials with oral tazarotene, we have observed GRI-0621 to be well-tolerated and to inhibit iNKT cell activity in subjects. We and others have shown that activated iNKT are upregulated in IPF, primary sclerosing cholangitis, metabolic dysfunction-associated steatohepatitis, alcoholic liver disease, systemic lupus erythematosus (SLE), multiple sclerosis (MS), ulcerative colitis patients as well as other indications. In these patients activated iNKT cells are correlated with more severe disease. The U.S. Food and Drug Administration has cleared our Investigative New Drug (IND) application, and we have received authorization of our clinical trial application from both the United Kingdom Medicines and Healthcare Products Regulatory Agency and the Australian Therapeutic Goods Administration to initiate the Phase 2a biomarker study evaluating GRI-0621 for the treatment of IPF in the, U.S., United Kingdom and Australia, respectively. We are evaluating GRI-0621 in a randomized, double-blind, multi-center Phase 2a biomarker study, for which we commenced enrollment in December 2023.Enrollment was completed in July 2025. No safety concerns have been observed by the Independent Data Monitoring Committee (IDMC) review of the first 12 subjects at two weeks and the first 24 subjects at six weeks of treatment. Changes from baseline of biomarkers in GRI-0621 treated subjects are suggestive of an anti-fibrotic effect, with decreases in biomarkers of fibrosis formation and increases in biomarkers of fibrosis resolution observed. Topline results from the Phase 2a biomarker study are expected in the third quarter of 2025.

Our product candidate portfolio also includes GRI-0803 and a proprietary library of 500+ compounds. GRI-0803, the lead molecule selected from the library, is a novel oral agonist of type 2 diverse Natural Killer T (dNKT) cells and would be developed for the treatment of autoimmune disorders, with much of our preclinical work in SLE or lupus and MS. In lupus, the immune system mistakenly attacks its own healthy tissues, especially joints and skin, but can affect almost every organ and tissue of the body. The condition can be fatal and often causes debilitating bouts of fatigue and pain that prevent nearly half of adult patients from working. Lupus affects between 160,000 - 200,000 patients in the United States, with around 80,000 – 100,000 patients in the United States suffering from kidney nephritis, one of the most serious manifestations of SLE, typically within five years of diagnosis. There is no cure for lupus, but medical interventions and lifestyle changes can help control it. SLE treatment consists primarily of immunosuppressive drugs that inhibit the activity of the immune system. Only two drugs have been approved for lupus in the past 50 years, and new treatment options are sorely needed. In order to focus our resources on our GRI-0621 program, we have limited our development of GRI-0803 pending additional funding. Subject to obtaining the requisite additional funding and IND clearance, we intend to evaluate GRI-0803 in a Phase 1a and 1b trial initially targeting SLE and to file an IND application with respect to this Phase

1a and 1b trial in 2026. We expect to continue to evaluate indications to select the best fit for further development of the program, but our initial focus would be on lupus.
Recent Developments
April 2025 Securities Purchase Agreement
On April 1, 2025, we entered into a securities purchase agreement (the April 2025 Purchase Agreement), pursuant to which we issued and sold, in a public offering (the April 2025 Offering), (i) 202,000 shares (the April 2025 Shares) of Common Stock, (ii) 1,186,888 pre-funded warrants (the April 2025 Pre-Funded Warrants) exercisable for an aggregate of 1,186,888 shares of Common Stock, (iii) 1,388,888 Series E-1 common stock warrants (the Series E-1 Common Warrants) to purchase up to 1,388,888 shares of Common Stock, (iv) 1,388,888 Series E-2 common stock warrants (the Series E-2 Common Warrants) to purchase up to 1,388,888 shares of Common Stock, and (v) 1,388,888 Series E-3 common stock warrants (the Series E-3 Common Warrants, and collectively with the Series E-1 Warrants and the Series E-2 Warrants, the Series E Common Warrants) to purchase up to 1,388,888 shares of Common Stock, for net proceeds of $4.0 million, before deducting offering expenses of $1.0 million. The securities were offered in combinations of (a) one April 2025 Share or one April 2025 Pre-Funded Warrant, together with (b) one Series E-1 Common Warrant, one Series E-2 Common Warrant and one Series E-3 Common Warrant, for a combined purchase price of $3.60 (less $0.0001 for each April 2025 Pre-Funded Warrant).
The April 2025 Pre-Funded Warrants were exercisable for one share of Common Stock at a price of $0.0001 per share, were exercisable immediately and expired when exercised in full. Each Series E Common Warrant is exercisable into one share of Common Stock at a price per share of $3.20 and is immediately exercisable. The Series E-1 Common Warrants will expire on the five-year anniversary of the date of issuance. The Series E-2 Common Warrants will expire on the 18-month anniversary of the date of issuance. The Series E-3 Common Warrants will expire on the nine-month anniversary of the date of issuance.
May 2024 At The Market Offering
On May 20, 2024, we entered into an At The Market Offering Agreement (the Sales Agreement) with H.C. Wainwright & Co., LLC (Wainwright), pursuant to which we may sell and issue, subject to the limitations in the Sales Agreement, shares up to $10.0 million of our Common Stock from time to time through Wainwright as our sales agent (the ATM Offering). On May 23, 2025, we filed a prospectus supplement to our registration statement on Form S-1 (File No. 333-279348) to increase the amount of shares of Common Stock that we may offer and sell under the Sales Agreement and applicable registration statement to an aggregate offering price of up to $1.8 million, which amount does not include the shares of Common Stock having an aggregate gross sales price of approximately $4.5 million that were sold under the ATM Offering through May 22, 2025, in accordance with the limitations set forth in Instruction I.B.6 of Form S-3. Under the Sales Agreement, Wainwright is entitled to compensation of 3.0% of the gross offering proceeds of all shares of Common Stock sold through it pursuant to the Sales Agreement.
As of June 30, 2025, we have sold 908,172 shares of our Common Stock in the ATM Offering at a weighted-average price of $5.01 per share, raising $4.5 million of gross proceeds and net proceeds of $4.3 million, after deducting commissions to the sales agent and other ATM Offering related expenses, of which 582,554 shares of Common Stock were sold during the quarter ended June 30, 2025, for gross proceeds of $941 and net proceeds of $825.
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
Results of Operations
Comparison of the Three Months Ended June 30, 2025 and 2024
The following table summarizes the results of our operations for the periods indicated (in thousands):

	Three Months Ended June 30,
	2025	2024
Operating expenses:
Research and development	$1,879	$877
General and administrative	1,018	1,380
Total operating expenses	2,897	2,257
Loss from operations	(2,897)	(2,257)
Change in fair value of warrant liability	—	1
Interest income	5	6
Net loss	$(2,892)	$(2,250)

Research and Development Expenses
Research and development expenses were $1.9 million and $0.9 million for the three months ended June 30, 2025 and 2024, respectively. The $1.0 million increase in research and development expenses was primarily due to an increase of $0.9 million in expenses related to the registration development program of GRI-0621 and a $0.1 million increase in personnel expenses.
General and Administrative Expenses
General and administrative expenses were $1.0 million and $1.4 million for the three months ended June 30, 2025 and 2024, respectively. The $0.4 million decrease was primarily related to a $0.4 million decrease in professional fees and public company expenses.
Interest Income
Interest income was $5,000 and $6,000 for the three months ended June 30, 2025 and 2024, respectively.
Comparison of the Six Months Ended June 30, 2025 and 2024
The following table summarizes the results of our operations for the periods indicated (in thousands):

	Six Months Ended June 30,
	2025	2024
Operating expenses:
Research and development	$3,520	$1,811
General and administrative	2,429	2,342
Total operating expenses	5,949	4,153
Loss from operations	(5,949)	(4,153)
Change in fair value of warrant liability	—	3
Interest expense, net	11	13
Net loss	$(5,938)	$(4,137)
Research and Development Expenses
Research and development expenses were $3.5 million and $1.8 million for the six months ended June 30, 2025 and 2024, respectively. The $1.7 million increase in research and development expenses was primarily due to increases of $1.6 million in expenses related to the development program of GRI-0621 and a $0.1 million increase in personnel expenses.
General and Administrative Expenses
General and administrative expenses were $2.4 million and $2.3 million for the six months ended June 30, 2025 and 2024, respectively. The $0.1 million increase was primarily related to an increase of $0.3 million in personnel expenses included stock-based compensation expense, offset by a $0.2 million decrease in public company expenses.
Change in Fair Value of Warrant Liability
The change in fair value of the warrant liability represents a decrease in the fair value of the May 2022 Warrants during the six months ended June 30, 2024.
Interest Income
Interest income was $11,000 and $13,000 for the six months ended June 30, 2025 and 2024, respectively.

Liquidity and Capital Resources
Since inception, we have incurred losses and expect to continue to incur losses for the foreseeable future. We incurred net losses of $5.9 million and $4.1 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $45.7 million.
We have financed our working capital requirements to date through the issuance of Common Stock, warrants, convertible notes and promissory notes. As of June 30, 2025, we had $5.1 million in cash.
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$(4,902)	$(4,344)
Financing activities	4,996	8,889
Net increase in cash and cash equivalents	$94	$4,545
Cash Flows from Operating Activities
For the six months ended June 30, 2025 and 2024, $4.9 million and $4.3 million were used in operating activities, respectively. The $0.6 million increase was primarily due to a $1.8 million increase in net loss and a $0.4 million decrease in cash used for prepaid and other assets and operating lease liabilities, offset by a $0.3 million increase in non-cash adjustments related to stock-based compensation expenses, as well as a $0.8 million increase in cash used for accounts payable and a $0.5 million increase in cash used for accrued expenses.
Cash Flows from Financing Activities
Net cash provided by financing activities was $5.0 million for the six months ended June 30, 2025 and was primarily related to $5.0 million in proceeds from the April 2025 Offering and $0.9 million in proceeds from the ATM Offering, offset by $0.9 million of stock issuance costs.
Net cash provided by financing activities was $8.9 million for the six months ended June 30, 2024 and was primarily related to $9.5 million of proceeds from the February 2024 Offering (defined below) and $1.0 million in proceeds from the ATM Offering. The increase was offset by $1.6 million of stock issuance costs.
April 2025 Securities Purchase Agreement
On April 1, 2025, we entered the April 2025 Purchase Agreement, pursuant to which we issued and sold, in the April 2025 Offering, (i) 202,000 April 2025 Shares, (ii) 1,186,888 April 2025 Pre-Funded Warrants exercisable for an aggregate of 1,186,888 shares of Common Stock, (iii) 1,388,888 Series E-1 Common Warrants to purchase up to 1,388,888 shares of Common Stock, (iv) 1,388,888 Series E-2 Common Warrants to purchase up to 1,388,888 shares of Common Stock, and (v) 1,388,888 Series E-3 Common Warrants, to purchase up to 1,388,888 shares of Common Stock, for net proceeds of $4.0 million, after deducting offering expenses of $1.0 million.
May 2024 At The Market Offering
As of June 30, 2025, we have sold 908,172 shares of our Common Stock in the ATM Offering at a weighted-average price of $5.01 per share, raising $4.5 million of gross proceeds and net proceeds of $4.3 million, after deducting commissions to the sales agent and other ATM Offering related expenses. On May 23, 2025, we filed a prospectus supplement to our registration statement on Form S-3 (File No. 333-279348) to increase the amount of shares of Common Stock that we may offer and sell under the Sales Agreement and applicable registration statement to an aggregate offering price of up to $1.8 million, which amount does not include the shares of Common Stock having an aggregate gross sales price of approximately $4.5 million that were sold under the ATM Offering through May 22, 2025, in accordance with the limitations set forth in Instruction I.B.6 of Form S-3.

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
Future Funding Requirements
Our net losses were $5.9 million and $4.1 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had $5.1 million in cash and an accumulated deficit of $45.7 million. We expect to devote substantial financial resources to our planned activities, particularly as we prepare for, initiate, and conduct our planned clinical trials of GRI-0621 and GRI-0803, advance our discovery programs and continue our product development efforts. In addition, we expect to incur additional costs associated with operating as a public company.
Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2025.
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
Item 4. Controls and Procedures.
Management’s Evaluation of our Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e)) of the Exchange Act as of June 30, 2025. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Based upon their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2025 due to the material weakness described in our Annual Report.
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
None.
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2025, none of our directors or officers adopted or terminated “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description	Filed Herewith	Form	Incorporated by Reference File No.	Date Filed

3.1	Amended and Restated Certificate of Incorporation, as amended.		10-K	001-40034	3/14/2025

3.2	Amended and Restated Bylaws.		8-K/A	001-40034	5/26/2023

4.1	Form of Pre-Funded Warrant.		8-K	001-40034	4/2/2025

4.2	Form of Series E Warrant.		8-K	001-40034	4/2/2025

4.3	Form of Placement Agent Warrant.		8-K	001-40034	4/2/2025

10.1△	Form of Securities Purchase Agreement.		8-K	001-40034	4/2/2025

10.2#	Amended and Restated Non-Employee Director Compensation Policy.	X

10.3#	Form of Restricted Stock Unit Agreement under the Amended and Restated 2018 Equity Incentive Plan.		S-8	333-289593	8/13/2025

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	iXBRL Instance Document

101.SCH	iXBRL Taxonomy Extension Schema Document

101.CAL	iXBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	iXBRL Taxonomy Extension Definition Linkbase Document

101.LAB	iXBRL Taxonomy Extension Label Linkbase Document

101.PRE	iXBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________________________
Unless otherwise indicated, exhibits are filed herewith.

△	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.
#	Indicates a management contract or any compensatory plan, contract or arrangement.
*	This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, except to the extent specifically incorporated by reference into such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRI BIO, INC.

Date: August 14, 2025	By:	/s/ Leanne M. Kelly
Name: Leanne M. Kelly
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)