Form 10-K
period 2025-12-31
GRI Bio, Inc.
filed 2026-01-30
CIK 1824293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-K
________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No   ☒
As of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $1.5 million based on the last reported sale price of the registrant’s common stock on The Nasdaq Capital Market on June 30, 2025.
As of January 29, 2026, 1,445,029 shares of the Registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

GRI BIO, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (Annual Report) contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to management. Some of the statements in the sections captioned “Item 1. Business,” “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Annual Report contain forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
•our history of losses and need for additional capital to fund our operations, our inability to obtain additional capital on acceptable terms, or at all, our ability to continue as a going concern and to continue our operations, the failure of which could result in our stockholders receiving no value for their investment;
•our ability to remain listed on The Nasdaq Capital Market and to maintain compliance with applicable continued listing requirements;
•our ability to remediate material weaknesses in our internal controls over financial reporting or to maintain effective internal controls over financial reporting and our evaluations regarding the effectiveness of any compensating controls;
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
•the clinical utility, potential benefits and market acceptance of product candidates;
•commercialization, marketing and manufacturing capabilities and strategy;
•the ability to identify additional products or product candidates with significant commercial potential;
•developments and projections relating to our competitors and their industries;
•the impact of government laws and regulations;
•our ability to protect our intellectual property position and to obtain patent extensions;
•estimates regarding future revenue, expenses, capital requirements and need for additional financing;
•any statements about the effect, or potential effect, of the reverse stock splits, including the January 2026 Reverse Stock Split (as defined below), on the price or trading of our common stock, par value $0.0001 per share (Common Stock), on The Nasdaq Capital Market; and
•statements of belief and any statement of assumptions underlying any of the foregoing.
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
As used in this Annual Report, unless the context requires otherwise, the “Company,” “GRI Bio,” “we,” “us” and “our” refer to GRI Bio, Inc., including its wholly-owned subsidiary, GRI Bio Operations, Inc.
RISK FACTOR SUMMARY
The following is a summary of the principal risks described below in Part I, Item 1A. “Risk Factors” in this Annual Report. We believe that the risks described in the “Risk Factors” section are material to investors, but other factors not presently known to us or that we currently believe are immaterial may also adversely affect us. The following summary should not be considered an exhaustive summary of the material risks facing us, and it should be read in conjunction with the “Risk Factors” section and the other information contained in this Annual Report.
Risks Related to Our Financial Position and Need for Additional Capital
•We have incurred significant net losses since inception, and we expect to continue to incur significant net losses for the foreseeable future. We have never been, and may never be, profitable.
•We will require substantial additional capital to finance our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and drug development programs, future commercialization efforts or other operations or cease operations entirely. In particular, we will require substantial additional capital or resources to complete a Phase 2b clinical trial of GRI-0621.
•We may utilize our cash and available resources faster than we expect and our estimate regarding the length of time for which our resources will support our planned operations only includes the cost of certain preliminary work towards the initiation of a Phase 2b trial of GRI-0621; this estimate does not include the costs of completing a Phase 2b trial of GRI-0621, which is subject to obtaining substantial additional capital or resources.
•Our management has expressed substantial doubt about our ability to continue as a going concern, and the reports of our independent auditors contain explanatory paragraphs regarding this uncertainty.
Risks Related to Research and Development and the Pharmaceutical Industry
•Our business is highly dependent on the success of our product candidates, GRI-0621 and GRI-0803, and any other product candidates that we may advance into clinical development. All of our product candidates will require significant additional development before we may be able to seek regulatory approval and launch a product commercially.
•Clinical development involves a lengthy, complex and expensive process, with an uncertain outcome. In addition, the results of preclinical studies and early-stage clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials.
•Interim, topline and preliminary data from our clinical trials (including topline data from our recently completed Phase 2a trial for GRI-0621) that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
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
•We may enter, or attempt to enter, into collaborations with third parties for the development and commercialization of our product candidates, and these collaboration would be important to our business. If we are unable to enter into collaborations that we deem beneficial, or if these collaborations are not successful, our business could be adversely affected.

Risks Related to Our Intellectual Property
•Our success depends in part on our ability to protect our intellectual property. It is difficult and costly to protect our proprietary rights and technology, and we may not be able to ensure their protection.
•If we do not obtain patent term extension and data exclusivity or similar protections to extend the term of patent protection covering any product candidates which we may develop, our business may be materially harmed.
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
Risks Related to Managing Our Business and Operations
•If we lose key management personnel, or if we fail to recruit and retain additional highly skilled personnel, our ability to develop current product candidates or identify and develop new product candidates will be impaired, could result in loss of markets or market share and could make us less competitive.
•We may be unable to adequately protect our internal information systems, or those used by our contract research organizations (CROs), clinical sites or other contractors or consultants upon which we rely, from cyberattacks, compromises, cybersecurity incidents or other disruptions, which could result in the compromise of confidential, sensitive or proprietary information, lead to operational or service interruption, harm our reputation and subject us to litigation, fines and other significant financial and legal exposure and other material and adverse consequences.
Risks Related to Financing, our Common Stock and Capital Requirements
•Future sales and issuances of our securities could result in additional dilution of the percentage ownership of our stockholders and could cause our share price to fall.
•The January 2026 Reverse Stock Split may have caused or cause our stock price to decline relative to its value before the split and has likely reduced the liquidity of shares of our Common Stock.

•We will continue to incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance initiatives.

•Management has determined that our internal controls were not effective as of December 31, 2024, March 31, 2025, June 30, 2025, September 30, 2025 and December 31, 2025 due to material weaknesses. We have remediated one material weakness and, resources permitting, plan to implement a plan to remediate the remaining material weakness. However, our efforts at remediation may be unsuccessful and the implementation of additional remediation is dependent upon additional resources and funding being available to us. If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.

MARKET, INDUSTRY AND OTHER DATA
This Annual Report contains estimates, projections and other information concerning our industry, our business and the markets for our product candidates, including data regarding the estimated size of such markets and the incidence of certain medical conditions. We obtained the industry, market and similar data set forth in this Annual Report from our internal estimates and research and from independent industry publications, governmental publications, reports by market research firms or other independent sources that we believe to be reliable sources. In some cases, we do not expressly refer to the sources from which this data is derived. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. Our internal data and estimates are based upon information obtained from trade and business organizations and other contacts in the industry in which we operate, and our management’s understanding of industry conditions. While we believe our internal research is reliable, it has not been verified by an independent source. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. The third-party information presented in this Annual Report, and, in particular, any estimates in this Annual Report, as those estimates may relate to projections, involve numerous assumptions, are subject to risks and uncertainties, and are subject to change based on various factors, including those discussed under the section entitled “Item 1A. Risk Factors” in this Annual Report, and elsewhere in this Annual Report.

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
Our product candidate, GRI-0621, is an oral inhibitor of type 1 invariant Natural Killer T (iNKT) cells. The active pharmaceutical ingredient in GRI-0621, tazarotene, is a synthetic retinoid acid receptor-beta and gamma selective agonist. Tazarotene is approved in the United States for topical treatment of psoriasis and acne. While there are no approved oral formulations of tazarotene, as of December 31, 2025, it has been evaluated in over 1,700 patients as an oral product for up to 52-weeks. We are developing GRI-0621 for the treatment of severe fibrotic lung diseases such as idiopathic pulmonary fibrosis (IPF), a life-threatening progressive fibrotic disease of the lung that affects approximately 140,000 people in the United States, with up to 40,000 new cases per year in the United States. Some estimate that IPF affects 3 million globally. While there are currently two approved therapies for the treatment of lung fibrosis, neither has been associated with improvements in overall survival, and both therapies have been associated with significant side effects leading to poor therapeutic adherence. In preliminary and topline data from our trials to date with GRI-0621, and earlier trials with oral tazarotene, we have observed GRI-0621 to be well-tolerated and to inhibit iNKT cell activity in subjects. We and others have shown that activated iNKT are upregulated in IPF, primary sclerosing cholangitis (PSC), metabolic dysfunction-associated steatohepatitis (MASH), alcoholic liver disease (ALD), systemic lupus erythematosus (SLE), multiple sclerosis (MS), ulcerative colitis (UC) patients as well as other indications. In these patients activated iNKT cells are correlated with more severe disease.
We most recently evaluated GRI-0621 in a randomized, double-blind, multi-center, 2-arm Phase 2a clinical trial for the treatment of patients diagnosed with IPF. The primary endpoint for this Phase 2a trial was safety and tolerability of oral GRI-0621 as assessed by clinical labs, vital signs and adverse events after 12 weeks of treatment. Secondary endpoints were baseline changes in serum biomarkers, differentially expressed genes measured by ribonucleic acid sequencing (RNAseq), T cell receptor sequencing (TCRseq), and flow cytometry in PBMC samples collected at week six and week 12; an assessment of the pharmacokinetics (PK) of GRI-0621 at the week 12 visit of treatment (steady state); and a determination of the pharmacodynamic activity of oral GRI-0621 as measured by inhibition of immune cell activation in peripheral blood mononuclear cells (PBMCs) after six weeks and 12 weeks, and from bronchoalveolar lavage fluid (BAL) fluid after 12 weeks of treatment. Concurrently, a sub-study examined the number and activity of immune cells in BAL fluid in eight subjects (across various centers). Additional exploratory endpoints for the trial included assessment of the effect of GRI-0621 on pulmonary function at baseline and after six weeks and 12 weeks of treatment. 35 patients were enrolled in the trial and randomly assigned to a placebo arm and a GRI-0621 treatment arm, of which 19 patients completed treatment in the treatment arm and nine patients completed treatment in the placebo arm. Based on topline results available to date, the clinical trial met its primary endpoint and the secondary endpoints measured to date (as described below). Secondary and exploratory endpoints relating to additional flow cytometry data, TCRseq, and the pharmacodynamic activity of GRI-0621 are being evaluated as analyses become available.
No treatment related serious adverse events were reported for GRI-0621-treated subjects and adverse events were grade 2 (17%) or grade 3 (4%), with dry skin, dry lips, muscle and joint pain as the most common adverse events reported. There were no increases in cough (0% in the GRI-0621-treated arm compared to 25% in the placebo arm) or gastrointestinal disorders reported in the GRI-0621-treated arm compared to the placebo arm (diarrhea reported in 13% versus 33%, respectively). 80% of the subjects enrolled were taking background pirfenidone or nintedanib. No changes in liver enzymes, triglycerides or cholesterol were observed over 12 weeks in patients treated with GRI-0621 and standard of care.
Changes from baseline of serum biomarkers of type I, III and VI collagen in GRI-0621-treated subjects were suggestive of an anti-fibrotic effect, with decreases in biomarkers of fibrosis formation and increases in biomarkers of fibrosis resolution, including crosslinked type III collagen, observed after 12 weeks of treatment with GRI-0621. Changes from baseline in type IV collagen were suggestive of initiation of an alveolar basement membrane repair mechanism, an important step in repair of injured lung tissue. Reductions in neutrophil and macrophage activity (immune cell biomarkers upregulated in IPF and associated with disease progression) and downregulation of genes associated with fibrosis, disease progression and mortality were also observed in patients treated with GRI-0621 and standard of care.
Placebo-adjusted changes from baseline in Forced Vital Capacity (FVC) were observed to increase by 99 ml in the GRI-0621-treated arm and by 139 ml in the subset taking both GRI-0621 and standard of care compared to placebo plus standard of care. Breathing tests used to measure FVC are subject to large visit-to-visit variability and are dependent on the patient’s effort, often resulting in data outliers. To minimize the impact of outliers in this FVC dataset, a post hoc data analysis was performed excluding the data points with the largest gain or loss in FVC over 12 weeks from both arms. The results of this analysis demonstrated an increase in placebo-adjusted change from baseline in FVC of 54 ml in the GRI-0621-treated arm and an increase of 81 ml in the subset taking both GRI-0621 and standard of care. Overall, 39% of GRI-0621 treated subjects experienced an increase in FVC at 12 weeks compared to 80% of subjects who experienced a decline in FVC at 12 weeks in the placebo-treated arm. GRI-0621-treated subjects also demonstrated increased TCR expression after 12 weeks of treatment compared with baseline or placebo-treated subjects receiving standard of care, suggestive of iNKT inactivation following GRI-0621 treatment. T cell subsets demonstrated increased type 1-associated cytokines (IFN-γ) and reduced type 2 (IL-4 and IL-13) and type 3-associated cytokines (IL-17A and IL-22) in both BAL and PBMC samples. Similarly, TGF-β was observed to be reduced after 12 weeks of GRI-0621 treatment in T cell subsets (e.g. Treg and Treg-like), B cells, monocytes, macrophages and neutrophils in BAL and PBMC samples compared to baseline or placebo-treated subjects receiving standard of care. GRI-0621 treatment also improved expression of genes associated with lung injury, fibroblast differentiation, extracellular matrix deposition, basement membrane repair, and type II alveolar epithelial cell-to-type I alveolar epithelial cell transition. The RNAseq data is supportive of and consistent with earlier reported serum biomarker and flow cytometry data.
Final results from this trial will be used to determine dose, safety sample size, clinically relevant endpoints and clinical trial duration in communication with the FDA in designing future trials. Based on these results and subject to FDA clearance and obtaining the requisite additional funding or resources, we plan to initiate (either ourselves or with a strategic partner) a Phase 2b trial that could support an application for conditional approval of GRI-0621 in the European Union and could have the potential to be regarded as a registrational trial in the United States.
Our product candidate portfolio also includes GRI-0803 and a proprietary library of 500+ compounds. GRI-0803, the lead molecule selected from the library, is a novel oral agonist of type 2 diverse Natural Killer T (dNKT) cells and would be developed for the treatment of autoimmune disorders, with much of our preclinical work in SLE or lupus and MS. In lupus, the immune system mistakenly attacks its own healthy tissues, especially joints and skin, but can affect almost every organ and tissue of the body. The condition can be fatal and often causes debilitating bouts of fatigue and pain that prevent nearly half of adult patients from working. Lupus affects between 160,000 - 200,000 patients in the United States, with around 80,000 – 100,000 patients in the United States suffering from kidney nephritis, one of the most serious manifestations of SLE, typically within five years of diagnosis. There is no cure for lupus, but medical interventions and lifestyle changes can help control it. SLE treatment consists primarily of immunosuppressive drugs that inhibit the activity of the immune system. Only two drugs have been approved for lupus in the past 50 years, and new treatment options are sorely needed. In order to focus our resources on our GRI-0621 program, we previously limited our development of GRI-0803 pending additional funding. We intend to complete IND-enabling studies and file an IND application to evaluate GRI-0803 in a Phase 1a and 1b trial in healthy volunteers in 2026. We expect to continue to evaluate indications to select the best fit for further development of the program, but our initial focus would be on lupus.
Our Pipeline
We have retained global development and commercialization rights to all of the product candidates in our pipeline. The chart below summarizes key information about our programs. We are also progressing several preclinical and clinical assets that have shown promise in preclinical models associated with disease
__________________
Figure 1. GRI’s pipeline - GRI-0621 and GRI-0803
GRI-0621 is an oral formulation of tazarotene, a synthetic retinoid acid receptor (RAR)-beta and gamma selective agonist. While no oral formulations are approved, tazarotene is approved in the United States for topical treatment of psoriasis and acne. GRI-0621 inhibits the activity of iNKT cells that have been shown to accumulate in IPF patients and other interstitial lung disease patients. We, and others, have shown that activated iNKT cells are overexpressed in IPF, hepatic and other fibrotic conditions and are significantly correlated with advanced disease. We believe GRI-0621 has the potential to treat multiple fibrotic and related diseases, including other pulmonary fibrotic diseases, MASH, ALD, renal fibrosis, acute-on-chronic liver failure, drug-induced liver injury (DILI) and other acute indications. In numerous preclinical studies, inhibiting the activity of iNKT cells significantly reduced inflammation, activation of macrophage populations, transforming growth factor (TGF)-beta and fibrosis. There are currently no therapeutics approved that specifically target iNKT cells.
We most recently evaluated GRI-0621 in a randomized, double-blind, multi-center Phase 2a clinical trial for the treatment of patients diagnosed with IPF. The primary endpoint for this Phase 2a trial was safety and tolerability of oral GRI-0621 as assessed by clinical labs, vital signs and adverse events after 12 weeks of treatment. Secondary endpoints were baseline changes in serum biomarkers, differentially expressed genes measured by RNAseq, TCRseq, and flow cytometry in PBMC samples collected at week six and week 12; an assessment of the PK of GRI-0621 at the week 12 visit of treatment (steady state); and a determination of the pharmacodynamic activity of oral GRI-0621 as measured by inhibition of immune cell activation in PBMCs after six weeks and 12 weeks, and from BAL fluid after 12 weeks of treatment. Concurrently, a sub-study examined the number and activity of immune cells in BAL fluid in eight patients (across various centers). Additional exploratory endpoints for the trial included assessment of the effect of GRI-0621 on pulmonary function at baseline and after six weeks and 12 weeks of treatment. 35 patients were enrolled in the trial and randomly assigned to a placebo cohort and a GRI-0621 treatment cohort, of which 19 patients completed treatment in the treatment cohort and nine patients completed treatment in the placebo cohort. Based on the topline results available to date, the clinical trial met its primary endpoint and secondary endpoints that have been evaluated to date as more fully described below.
Prior to our most recently completed, Phase 2a trial, we also evaluated GRI-0621 in a pilot Phase 2a trial in 14 hepatically impaired chronic liver disease patients. The study was originally intended to evaluate 60 patients, but we made the administrative decision to halt the study after enrolling 14 patients due to recruitment challenges and updated FDA guidance regarding the design of MASH clinical studies. In this limited number of patients, GRI-0621 was observed to be well-tolerated, however, the study was underpowered to meet its endpoints with statistical significance.
We are also developing GRI-0803, a novel orally administered activator of diverse Natural Killer T (dNKT) cells, from which we observed potential therapeutic benefits in multiple models of autoimmunity in preclinical studies. We believe GRI-0803 has the potential to treat SLE and related kidney nephritis, MS, autoimmune hepatitis and other autoimmune disorders.
In addition, we have a library of over 500 novel compounds acquired from JADO Technologies GmbH. The library was designed to mimic the structure and function of GRI-0124 (miltefosine), a potent activator of dNKT cells. GRI-0803 is the lead product candidate selected from the library.
We are built upon decades of experience studying the activity of NKT cells and their role in health and disease. Our company was founded by three immunologists, including an internationally recognized leader in NKT cell research who contributed to the initial characterization of NKT subsets, characterized the T cell receptor binding of iNKT and dNKT cells with their respective ligands and identified and characterized the role of iNKT and dNKT cells in inflammatory, fibrotic and autoimmune disorders.
We believe that our founders’ and management’s experience provide unique insights into the activity of NKT cells and their role in chronic inflammatory, fibrotic, and autoimmune disorders. We are led by W. Marc Hertz, Ph.D., our President and Chief Executive Officer, a biotechnology executive who previously served as Chief Executive Officer of Pharmexa, Inc. and Multimeric Biotherapeutics, Inc. and as part of the senior management of Pharmexa A/S. Albert Agro, Ph.D., our Chief Medical Officer, has extensive experience in the biotechnology and pharmaceutical industries and previously held senior positions in global clinical development Boehringer Ingelheim International GmbH and Bayer Inc., as well as executive positions at Cynapsus Therapeutics Inc. (Chief Medical Officer), vTv Therapeutics Inc. (Sr. Vice President Development) and Sublimity Therapeutics Limited (Chief Executive Officer). Dr. Agro maintains a faculty appointment at McMaster University in the Department of Pathology and Molecular Medicine. Vipin Kumar Chaturvedi, Ph.D. (Dr. Kumar), our Chief Scientific Officer, is an internationally recognized leader in NKT cell research. GRI’s technologies are based on his work identifying NKT cell subsets and their differential roles in inflammatory, fibrotic and autoimmune disease. Dr. Kumar is an Adjunct Professor at the University of California, San Diego, and former Professor of Medicine where he headed the Laboratory of Immune Regulation. We are supported by our Board of Directors (the Board) and clinical advisory boards with extensive life science expertise.

Our Strategy
Our goal is to become a leader in developing and commercializing therapeutics that target diseases with significant unmet needs. Our initial focus is on developing product candidates that target the activity of NKT cells and their role in driving dysregulated immune responses. Our strategy is focused on the following key components:
•Efficiently advance the clinical development of GRI-0621 in IPF. We conducted a randomized double-blind placebo-controlled Phase 2a trial in 35 patients with IPF in which, based on topline data, GRI-0621 met its primary and secondary endpoints evaluated to date. This orphan disease is therapeutically underserved, and we believe that GRI-0621 may have the ability to become the first true disease-modifying therapy for these patients. Based on the results of the Phase 2a trial, and subject to obtaining the requisite additional funding or resources, we plan to initiate (either ourselves or in partnership with a strategic partner) a Phase 2b trial that could support an application for conditional approval of GRI-0621 in the European Union and could have the potential to be regarded as a registrational trial in the United States.
•Advance GRI-0803 through Phase 1a/1b studies initially targeting SLE. Subject to IND clearance, we intend to evaluate GRI-0803 in a Phase 1a and 1b trial in healthy volunteers. We expect to file an IND with respect to this trial in 2026.
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
•Continue to build a patient-focused company across a broad range of inflammatory, fibrotic and autoimmune diseases. In building a patient-focused company to address the needs of patients, we will work with clinicians, patient advocacy groups, medical centers of excellence and medical key opinion leaders to better understand the symptoms and consequences of these diseases, to expeditiously develop and provide better treatments to patients and to increase awareness of these diseases.
•Maximize the commercial value of our product candidates. We have retained worldwide development and commercial rights for all our product candidates. We intend to commercialize, either ourselves or with a strategic partner, any products in our portfolio for which we receive regulatory approvals in certain rare indications in the United States and the European Union with a limited and targeted commercial team. We also intend to retain the flexibility to evaluate strategic collaborations and to seek partners to commercialize our products in other geographies and for our products in highly prevalent indications which require significant investment to build a commercial infrastructure.
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
NKT cells are innate-like T cells that bridge the adaptive and innate immune systems (see Figure 2). They share properties of both NK and T cells, control the expression of key cytokines/chemokines and are critical regulators of immune responses. iNKT cells are effector T cells that can play a pathogenic role in lung, liver and autoimmune indications; while dNKT cells are regulatory T cells that inhibit the activity of iNKT cells, as well as other cell types, and support an anti-inflammatory response.

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
Repeated activation of iNKT cells can lead to chronic pulmonary diseases and are elevated in patients. Regulating iNKT cell activity has been observed to be therapeutic in animal models of IPF and activated iNKT cells accumulate in the lungs of IPF, MASH and SLE patients, as well as other chronic inflammatory, fibrotic and autoimmune disease populations.
__________________
Figure 4. Activated iNKT cells are increased in PBMC samples from IPF, MASH and SLE patients compared to healthy subjects.
Current IPF therapies slow the decline in lung function but do not improve overall survival. Regulating iNKT cell activity and their ability to promote macrophage polarization, TGF-beta production and activation of myofibroblasts suggests they may reduce fibrosis progression and lead to improved survival outcomes in IPF. Activated iNKT cells are significantly upregulated in IPF patients and have the potential to be an important pharmacodynamic biomarker for these patients. We have observed that activated iNKT cells increase in patients with MASH as the disease progresses from healthy individuals to mild non-alcoholic fatty liver disease and advanced MASH and believe iNKT may be a similar biomarker for IPF patients (see Figure 5).
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
GRI has also identified several modulators of dNKT cell activity, including cis-tetracosenoyl sulfatide (sulfatide), certain phospholipids and GRI-0124. GRI-0803, as well as GRI’s library of over 500 compounds, are structurally related to GRI-0124. In vivo administration of GRI-0803 and GRI-0124 activates dNKT cells and inhibits the expansion of activated iNKT cells. Together, we believe these data support a model of iNKT inhibitors, such as GRI-0621, and dNKT modulators, such GRI-0803, as well as GRI-0124 and GRI-0729, working together to balance inflammatory immune responses.
Pulmonary Disease
IPF is a rare life-threatening disease characterized by progressive fibrosis and abnormal scarring that destroys the structure and function of the lungs over time by blocking the movement of oxygen into the bloodstream, leading to their deterioration and destruction. The most common symptoms of IPF are shortness of breath and a dry persistent cough.
Our Product Candidate Portfolio
GRI-0621 for the treatment of IPF
GRI-0621 is an oral gel capsule formulation of an FDA-approved topical dermatology product, tazarotene (ethyl 6-[2-(4,4-dimethylthiochroman-6-yl)ethynyl]nicotinate), a synthetic RAR-beta and gamma-selective agonist and potent inhibitor of iNKT cells. While there are no approved oral formualtions of tazarotene, tazarotene is approved in topical formulations for psoriasis and acne and has been evaluated in over 1,700 patients as an oral product dosed in subjects for up to 52-weeks. The Company is developing GRI-0621 for the treatment of IPF.
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
Current treatments for IPF and their limitations
Some IPF patients with mild or moderate symptoms are treated with either nintedanib, marketed as OFEV by Boehringer Ingelheim Pharmaceuticals, Inc., pirfenidone, marketed as Esbriet by Genentech USA, Inc, or nerandomilst, recently approved in 2025, marketed as Jascayd by Boehringer Ingelheim Pharmaceuticals, Inc.. These drugs have been shown to slow progression of decrease in lung function associated with IPF and deterioration of pulmonary function, but none of these drugs have been associated with improvements in overall survival, and all three have been associated with significant side effects. It is estimated that over 60% of patients dosed with nintedanib have diarrhea and approximately 14% experience elevated levels of liver enzymes. Approximately 30% of patients treated with pirfenidone have skin rash, and approximately 9% experience photosensitivity, both of which can lead to dose reductions or discontinuations. Both nintedanib and pirfenidone have some efficacy in patients with more advanced disease, but high rates of discontinuations due to adverse events in these frailer patients limit their use. A survey of 290 physicians published by a third-party in 2017 found that over half of IPF patients are not being treated with either agent for multiple reasons, including physicians not having sufficient confidence in clinical benefit and concerns about safety. A retrospective cohort analysis of prescription records conducted by researchers at the Mayo Clinic and presented in 2019 found that the adoption of pirfenidone and nintedanib by IPF patients was approximately 10% for each therapy, supporting the earlier observation that the majority of IPF patients are not actively being treated with either agent. Despite this, total worldwide sales of pirfenidone and nintedanib in 2022 were $4.3 billion combined.
Our Solution - GRI-0621
We are developing GRI-0621 as an oral gel capsule formulation to treat IPF patients. GRI-0621 is differentiated from current IPF therapies because it is designed to reset the dysfunctional immune response driving disease by inhibiting the activity of iNKT cells, as opposed to targeting a symptom of the disease that is downstream of the dysregulated immune response. GRI-0621 has been evaluated as an oral formulation in approximately 1,700 psoriasis, acne, and liver disease patients and in those patient populations and studies, the molecule was well-tolerated with typical reported adverse events associated with hypervitaminosis A (headache, back pain, foot pain, cheilitis, hyperglycemia, arthralgia, myalgia, joint disorder, nasal dryness, dry skin, rash and dermatitis).
In preclinical studies, animals lacking iNKT cells were observed to be protected from fibrosis in models of IPF, MASH, ALD, autoimmune liver disease and DILI. Similarly, inhibiting the activity of iNKT cells can protect and/or treat animals from developing fibrosis. Fibrosis is a complex dynamic process involving several signaling molecules, differentiation pathways and multiple cell types in different tissues. Thus, when the wound repair mechanism goes awry due to chronic inflammation/injury, this results in tissue scarring, stiffness and eventually malfunction. Despite its complexity, scientific literature suggests that there are common biological mechanisms that drive fibrosis in different tissues such as lung, liver and kidney.
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
Consistently, iNKT knock-out (KO) animals that lack iNKT cells were observed to fail to upregulate pro-fibrogenic genes relative to wild type (WT) animals in models of fibrosis (see Figure 8).
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

__________________
Figure 11. GRI-0621 alone, and in combination with nintedanib, observed to prevent inflammation, inflammatory cytokines,TGF-beta and collagen deposition in a bleomycin treatment model of pulmonary fibrosis.

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
GRI-0621 Pilot Phase 2a Trial in Hepatically Impaired Subjects
We evaluated GRI-0621 in a pilot Phase 2a trial in hepatically impaired chronic liver disease patients. The trial was originally intended to evaluate 60 patients, but we made the administrative decision to halt the trial after enrolling 14 patients due to recruitment challenges and updated guidance from the FDA regarding the design of NASH clinical studies. In this limited number of patients, GRI-0621 was observed to be well-tolerated and showed improvements in liver function tests, serum

CK-18, and in iNKT cell activity, however, the trial was underpowered to meet its endpoints with statistical significance. Adverse events were generally mild and consistent with RAR-beta and gamma agonism (see table below).

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
GRI-0621 Phase 2a Trial in Patients with IPF
We recently completed a Phase 2a clinical trial investigating GRI-0621 in patients diagnosed with IPF. This trial was a 12-week, multicenter, multinational, randomized, placebo-controlled trial. A 4.5 mg dose was compared to placebo over 12 weeks of treatment in subjects with a confirmed diagnosis of IPF on background therapy. Subjects completed a screening visit to evaluate their medical history, present condition, laboratory assessments, comorbidities and concomitant medications. Based on these findings, subjects were randomly assigned to one of two treatment arms: 4.5 mg of GRI-0621 or placebo in a 2:1 randomization. Weekly visits out to 12 weeks evaluated safety, pharmacokinetics and efficacy/mechanism of action of GRI-0621 as assessed by the activation of iNKT cells from both PBMCs at weeks 6 and 12 and BAL fluid at week 12. Subjects were followed for at least two weeks after completion of dosing. Concurrently, a sub-study examined the number and activity of immune cells in BAL fluid in subjects across various sites. The primary endpoint for this trial was safety and tolerability of oral GRI-0621 as assessed by clinical labs, vital signs and adverse events after 12 weeks of treatment. Secondary endpoints were baseline changes in serum biomarkers, differentially expressed genes measured by RNAseq, TCRseq, and flow cytometry in samples collected at week six and week 12; an assessment of the PK of GRI-0621 at the week 12 visit of treatment (steady state); and a determination of the pharmacodynamic activity of oral GRI-0621 as measured by inhibition of immune cell activation in PBMCs after six weeks and 12 weeks, and from BAL fluid after 12 weeks of treatment. Additional exploratory endpoints for the trial included assessment of the effect of GRI-0621 on pulmonary function at baseline and after 6 weeks and 12 weeks of treatment. 35 patients were enrolled in this trial of which 19 patients completed treatment in the treatment arm and nine patients completed treatment in the placebo arm. Based on topline results available to date, the trial met its primary endpoint and secondary endpoints measured to date as more fully described below. Secondary and exploratory endpoints relating to additional flow cytometry data, TCRseq, and the pharmacodynamic activity of GRI-0621 are being evaluated as analyses become available.
No treatment related serious adverse events were reported for subjects taking GRI-0621 and adverse events were grade 2 (17%) or grade 3 (4%), with dry skin, dry lips, muscle and joint pain as the most common adverse events reported. There were no increases in cough (0% in the GRI-0621-treated arm compared to 25% in the placebo arm) or gastrointestinal disorders reported in the GRI-0621-treated arm compared to the placebo arm (diarrhea reported in 13% versus 33%, respectively). 80% of the subjects enrolled were taking background pirfenidone or nintedanib. No changes in liver enzymes, triglycerides or cholesterol were observed over 12 weeks in patients treated with GRI-0621 and standard of care.
Changes from baseline of serum biomarkers of type I, III and VI collagen in GRI-0621-treated subjects were suggestive of an anti-fibrotic effect, with decreases in biomarkers of fibrosis formation and increases in biomarkers of fibrosis resolution, including crosslinked type III collagen, observed after 12 weeks of treatment with GRI-0621. Changes from baseline in type IV collagen were suggestive of initiation of an alveolar basement membrane repair mechanism, an important step in repair of injured lung tissue. Reductions in neutrophil and macrophage activity (immune cell biomarkers upregulated in IPF and associated with disease progression) and downregulation of genes associated with fibrosis, disease progression and mortality were also observed in patients treated with GRI-0621 and standard of care.
Placebo-adjusted changes from baseline in FVC were observed to increase by 99 ml in the GRI-0621-treated arm and by 139 ml in the subset taking both GRI-0621 and standard of care compared to placebo plus standard of care. Breathing tests used to measure FVC are subject to large visit-to-visit variability and are dependent on the patient’s effort, often resulting in data outliers. To minimize the impact of outliers in this FVC dataset, a post hoc data analysis was performed excluding the data points with the largest gain or loss in FVC over 12 weeks from both arms. The results of this analysis demonstrated an increase in placebo-adjusted change from baseline in FVC of 54 ml in the GRI-0621-treated arm and an increase of 81 ml in the subset taking both GRI-0621 and standard of care. Overall, 39% of GRI-0621 treated subjects experienced an increase in FVC at 12 weeks compared to 80% of subjects who experienced a decline in FVC at 12 weeks in the placebo-treated arm. GRI-0621-treated subjects also demonstrated increased TCR expression after 12 weeks of treatment compared with baseline or placebo-treated subjects receiving standard of care, suggestive of iNKT inactivation following GRI-0621 treatment. T cell subsets demonstrated increased type 1-associated cytokines (IFN-γ) and reduced type 2 (IL-4 and IL-13) and type 3-associated cytokines (IL-17A and IL-22) in both BAL and PBMC samples. Similarly, TGF-β was observed to be reduced after 12 weeks of GRI-0621 treatment in T cell subsets (e.g. Treg and Treg-like), B cells, monocytes, macrophages and neutrophils in BAL and PBMC samples compared to baseline or placebo-treated subjects receiving standard of care. GRI-0621 treatment also improved expression of genes associated with lung injury, fibroblast differentiation, extracellular matrix deposition, basement membrane repair, and type II alveolar epithelial cell-to-type I alveolar epithelial cell transition. The RNAseq data is supportive of and consistent with earlier reported serum biomarker and flow cytometry data.
Final results from this trial will be used to determine dose, safety sample size, clinically relevant endpoints and clinical trial duration in communication with the FDA in designing future trials. Based on these results and subject to FDA clearance and obtaining the requisite additional funding or resources, we plan to initiate (either ourselves or with a strategic partner) a Phase 2b trial that could support an application for conditional approval of GRI-0621 in the European Union and could have the potential to be regarded as a registrational trial in the United States.
GRI-0803 for the Treatment of Lupus Nephritis Related to Systemic Lupus Erythematosus
Systemic Lupus Erythematosus Disease Background
SLE is the most common type of lupus, affecting between 160,000-200,000 patients in the United States, and as many as 24,000 people in the United States are diagnosed with the disease each year. SLE predominantly affects women and often starts between the ages of 15 and 44. SLE is an autoimmune disease in which the immune system attacks its own tissues, causing widespread inflammation and tissue damage in the affected organs. It can affect the joints, skin, brain, lungs, kidneys and blood vessels. There is no cure for lupus, but medical interventions and lifestyle changes can help control it. While people of all races can have the disease, African American women have a three-times higher number of new cases than white, non-Hispanic women. African American women tend to develop the disease at a younger age than white, non-Hispanic women and develop more serious and life-threatening complications. It is also more common in women of Hispanic, Asian and Native American descent. Adherence to treatment regimens is often a problem, especially among young women of childbearing age. Because SLE treatment may require the use of strong immunosuppressive medications that can have serious side effects, female patients must stop taking the medication before and during pregnancy to protect unborn children from harm.

Current Treatments for SLE, their Limitations and Lupus Nephritis
The treatment and management of SLE depends on disease severity and disease manifestations. Hydroxychloroquine plays a central role in the long-term treatment of SLE and is the cornerstone of SLE therapy. Corticosteroids, nonsteroidal anti-inflammatory drugs and immunosuppressive agents (e.g., azathioprine, cyclophosphamide, cyclosporine, methotrexate and mycophenolate mofetil) have also been used in the treatment and management of SLE. These treatments are only modestly effective and present safety and/or immune suppression concerns with prolonged use. The B cell-depleting antibody rituximab, while not approved for treatment of SLE, appears to be beneficial in certain subsets of patients.
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
Lupus nephritis is a common manifestation of SLE and can lead to irreversible renal impairment. This disease is complex, heterogeneous and involves multiple cell types as well as immune and non-immune mechanisms. Disease progression is characterized by glomerular injury, inflammation, cellular infiltration and fibrosis. The deposition of immune complexes leads to inflammasome and type I interferon mediated pathways contributing to endothelial dysfunction in conjunction with complement-mediated injury owing to pathogenic antibodies.
Our Solution - GRI-0803
Scientific studies have suggested that iNKT plays an important pathogenic role in kidney diseases, including acute kidney injury, ischemic reperfusion injury and lupus nephritis. Accordingly, iNKT cells were activated in peripheral blood of lupus patients (see Figure 4, above) and in spontaneous models of lupus. Notably, activation of dNKT leads to a dendritic cell-mediated inhibition of iNKT cells. In our preclinical studies, a dNKT activating molecule, GRI-0803, was observed to inhibit both murine and human iNKT cells. Oral administration of GRI-0803, was observed to inhibit lupus nephritis and to significantly improve overall survival in mice.
Following a weekly oral administration of GRI-0803 in preclinical studies using a mouse model of spontaneous lupus nephritis significant inhibition of pro-inflammatory cytokines, including IL-17 and IL-6 (see Figure 13) was observed. Other fibrogenic molecules, including TGF-beta, were also observed to be inhibited leading to blocking of collagen deposition and renal fibrosis (see Figure 14). This was observed to be accompanied by inhibition of cellular infiltration (including B cells and T cells) into the kidney and glomerular pathology. Furthermore, following GRI-0803 administration, significant inhibition of pathogenic anti-dsDNA antibodies and proteinuria as measured in urine (see Figures 15 and 16) was observed. Additionally, GRI-0803 was observed in such preclinical studies to block activation of plasmacytoid dendritic cells and type I interferon signaling pathway genes involved in renal injury. Inhibition of renal disease was reflected in the improvement of overall survival of proteinuria-free animals.
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
GRI-0803 Manufacturing
We rely on third-party contract manufacturers to manufacture GRI-0803 for preclinical studies and do not own manufacturing facilities for producing any preclinical study product supplies. We rely on a single or limited number of suppliers for drug product and engage a single manufacturer to produce our formulated GRI-0803 drug product for clinical studies, as is standard industry practice in early to mid-stage clinical development. If these suppliers are unable to supply to us in the quantities we require, or at all, or otherwise default on their supply obligations to us, we may not be able to obtain alternative supplies from other suppliers on acceptable terms, in a timely manner, or at all. In addition, if we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturer or manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or another regulatory authority. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget.
GRI-0803 Phase 1 Trial
We plan to complete IND-enabling studies and file an IND for a Phase 1 trial for GRI-0803 in 2026. This planned Single Ascending Dose (SAD) trial will be run in healthy volunteers. According to the current trial design, up to six doses will be evaluated in cohorts of 12 subjects with ten receiving a dose of GRI-0803 and two receiving placebo. The safety in each cohort will be evaluated with an Independent Safety Review Board (ISRB) along with the GRI clinical management. After completion of the first cohort, subsequent cohorts will begin within two weeks of dosing the previous cohort. Pharmacokinetics and safety will be the primary endpoint of the SAD trial. We expect this planned trial will be completed approximately three months after the first cohort is dosed.
A planned Multiple Ascending Dose (MAD) trial will begin upon the completion of Dose 3 in the SAD trial based on the recommendation of the ISRB. The MAD trial will examine four doses of GRI-0803 with doses dependent on the results of the SAD. Under the current trial design, a total of ten subjects will be assigned among the cohorts: eight on GRI-0803 and two on placebo. Cohorts will be dosed for four weeks with two weeks of safety follow up post dosing with the first two cohorts being in healthy subjects and the two highest doses may be completed in patients with SLE. Safety and multi-dose pharmacokinetics will be the primary endpoint of the MAD trial. Exploratory outcomes will be examined in the third and fourth cohorts and will include several biomarkers (e.g., cytokines) as well as NKT cell activation markers.
Competitive Landscape
The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. While we believe that our technology, the expertise of our management team, clinical capabilities, research and development experience and scientific knowledge provide us with competitive advantages, we face increasing competition from many different sources, including biotechnology and biopharmaceutical companies, academic institutions, governmental agencies and public and private research institutions. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.
There are several large biotechnology and biopharmaceutical companies that are currently pursuing the development of products for the treatment of conditions we are also targeting, or may target in the future, including IPF, SLE, MS, UC, PSC and MASH. While we know of no other companies currently in clinical development targeting NKT cells as a method of treating any of the above conditions, companies that we are aware of that are targeting the treatment of these diseases include large companies with significant financial resources such as:
IPF - AbbVie Inc., AstraZeneca PLC, Avalyn Pharma Inc., Boehringer Ingelheim International GmbH, Bristol-Myers Squibb Co., Contineum Therapeutics, Inc. , Daewoong Pharmaceutical Co. LTD., Eli Lilly and Company, Endeavor Biomedicines, Inc., Genentech, Inc., GlaxoSmithKline plc, Guangzhou JOYO Pharma Co., Ltd., InSilico Medicine Hong Kong Ltd., Mediar Therapeutics, Inc., PureTech Health plc, Redx Pharma Ltd., Rein Therapeutics, Inc., Sunshine Lake Pharma Co., Ltd., Suzhou Zelgen Biopharmaceuticals Co. Ltd., United Therapeutics Corp. and Vicore Pharma Holding AB.
SLE - Amgen Inc. Astellas Pharma Inc., AstraZeneca PLC, Aurinia Pharmaceuticals Inc., Biogen Inc., Bristol-Myers Squibb Co., Gilead Sciences, Inc., GlaxoSmithKline plc, Guangdong Hengrui Pharmaceutical Co., Ltd, Johnson & Johnson, Nektar Therapeutics, Novartis AG, Pfizer Inc., Roche Holding AG, Sanofi S.A., and UCB S.A.
The key competitive factors affecting the success of our product candidates are likely to be efficacy, safety, cost and convenience. Many of our competitors, either alone or with their collaborators, have significantly greater resources, established presence in the market, expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and reimbursement and marketing approved products than we do. These competitors also compete with us in recruiting and retaining qualified scientific, sales, marketing and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Additional mergers and acquisitions may result in even more resources being concentrated in our competitors.
Intellectual Property
We strive to protect the proprietary technology and information commercially or strategically important to our business. We seek to obtain and maintain, patent rights intended to cover the technologies incorporated into, or used to produce, our product candidates, the compositions of matter of our product candidates and their methods of use and manufacture, as well as other inventions that are important to our business. We also seek to obtain strategic or commercially valuable patent rights in the United States and other jurisdictions.
To cover our proprietary technologies and our current pipeline of proprietary products and related methods, such as methods of use, we have filed patent applications and obtained several issued patents in the United States and foreign jurisdictions.
Specifically, we own one patent family with claims directed to GRI-0621, and related methods of using the same to treat diseases, e.g., inflammatory conditions. As of January 26, 2026, three United States patents were granted and 20 foreign patents were granted in this family in Australia, Brazil, Canada, China, Europe (validated in nine countries), Hong Kong, Japan, South Korea, Mexico and Russia. Patent applications in this family are pending in multiple jurisdictions, including, for example, the

European Patent Organization, China and Japan. Patents in this patent family are expected to expire in 2032, absent any patent term adjustment, extension or disclaimer.
We also own one patent family with claims directed to GRI-0803 and related methods of using the same to treat diseases. Three United States patents were granted and 17 foreign patents were granted in Canada, Europe (validated in nine countries) and Hong Kong. As of January 26, 2026, a patent application in this family is pending in the United States. Patents in this patent family are expected to expire in 2032, absent any patent term adjustment, extension or disclaimer.
We own one patent family directed to GRI-0729 and related methods of using the same to treat diseases. As of January 26, 2026, four U.S. patents were granted and 13 total foreign patents were granted in this family in Canada, Europe (validated in 11 countries) and Hong Kong. Patents in this patent family are expected to expire in 2032, absent any patent term adjustment, extension or disclaimer.
Additionally, we also own one patent family with claims directed to GRI-0124 and related methods of using the same to treat diseases. As of January 26, 2026, 16 total foreign patents have been granted in this family in Taiwan, Australia, China, Europe (validated in seven countries), Hong Kong, Mexico and Russia. Patent applications in this family are pending, for example, in the United States, United Arab Emirates, China and Hong Kong. Patents in this patent family are expected to expire in 2035, absent any patent term adjustment, extension or disclaimer.
We continually assess and refine our intellectual property strategy as we develop new technologies and product candidates. As our business evolves, we may, among other activities, file additional patent applications in pursuit of our intellectual property strategy, to adapt to competition or to seize potential opportunities.
The term of individual patents depends upon the laws of the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing of a non-provisional patent application. However, the term of U.S. patents may be extended for delays incurred due to compliance with FDA requirements or by delays encountered during prosecution that are caused by the USPTO. For example, the Hatch-Waxman Act permits a patent term extension for FDA-approved drugs of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and other jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our product candidates receive FDA approval, we expect to apply for patent term extensions on patents covering those product candidates. We intend to seek patent term extensions in any jurisdiction where these are available and where we also have a patent that may be eligible; however there is no guarantee that the applicable authorities, including the USPTO and FDA, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions.
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

In addition, with the enactment of the FDA Safety and Innovation Act (FDASIA) in 2012, Congress created a new regulatory program for product candidates designated by the FDA as “breakthrough therapies” upon a request made by the IND sponsors. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA must take certain actions with respect to breakthrough therapies, such as holding timely meetings with and providing advice to the product sponsor, intended to expedite the development and review of an application for approval of a breakthrough therapy.
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
The accelerated approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. As a result, a product candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. In addition, as part of the Consolidated Appropriations Act for 2023, Congress provided FDA additional statutory authority to mitigate potential risks to patients from continued marketing of ineffective drugs previously granted accelerated approval. Under these amendments to the FDCA, the agency may require a sponsor of a product granted accelerated approval to have a confirmatory trial underway prior to approval. The sponsor must also submit progress reports on a confirmatory trial every six months until the trial is complete, and such reports will be published on FDA’s website. Failure to conduct required post-approval studies, or to confirm the predicted clinical benefit of the product during post-marketing studies, would allow the FDA to withdraw approval of the drug. Congress also recently amended the law to give FDA the option of using expedited procedures to withdraw product approval if the sponsor’s confirmatory trial fails to verify the claimed clinical benefits of the product. Prior to the recent statutory amendments enacted by Congress, several oncology sponsors voluntarily withdrew specific indications for their drug products that were being marketed pursuant to accelerated approval. More recently, in February 2024 the FDA announced its first use of the law’s amended procedures to withdraw an accelerated approval following the drug’s confirmatory study failing to verify clinical benefit. Scrutiny of the accelerated approval pathway is likely to continue in the coming years and may lead to further legislative and/or administrative changes in the future.
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
Under the Best Pharmaceuticals for Children Act (BPCA), certain product candidates may obtain an additional six months of exclusivity if the sponsor submits information requested in writing by the FDA, referred to as a “Written Request,” relating to the use of the active moiety of the product candidate in children. The data do not need to show the product to be effective in the pediatric population studied; rather, the additional protection is granted if the pediatric clinical trial is deemed to have fairly responded to the FDA’s Written Request. Although the FDA may issue a Written Request for studies on either approved or unapproved indications, it may only do so where it determines that information relating to that use of a product candidate in a pediatric population, or part of the pediatric population, may produce health benefits in that population. The issuance of a Written Request does not require the sponsor to undertake the described trials.
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
Regulation of New Drugs in the United Kingdom
The United Kingdom left the EU on January 31, 2020 (commonly referred to as “Brexit”), with a transitional period that expired on December 31, 2020. The United Kingdom and the EU entered into a trade agreement known as the Trade and Cooperation Agreement, which went into effect on January 1, 2021. We are currently evaluating the potential impacts on our business of the Trade and Cooperation Agreement and guidance issued to date by the United Kingdom’s Medicines and Healthcare Products Regulatory Agency (MHRA) regarding the requirements for licensing and marketing medicinal products in the United Kingdom.
Since the regulatory framework for pharmaceutical products in the United Kingdom covering the quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of medicinal products is derived from European Union’s Directives and Regulations, Brexit could materially impact the future regulatory regime which applies to such products and the approval of product candidates in the United Kingdom. Such outcomes could make it more difficult and expensive for us to do business in Europe, complicate our clinical, manufacturing and regulatory strategies and impair our ability to obtain and maintain regulatory approval for, and, if approved, commercialize, our products and product candidates in Europe.

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
Human Capital Resources
As of January 30, 2026 we had four employees, of which three were full-time employees and one was part-time. We believe the intellectual capital of our current and future employees and consultants is an impactful driver of our business and is key to our future prospects.
GRI’s Corporate Information
Vallon was incorporated under the laws of the State of Delaware in January 2018 and completed its organization, formation and initial capitalization activities effective in June 2018. GRI Bio Operations, Inc. (GRI Operations), formerly known as GRI Bio, Inc., was incorporated under the laws of the State of Delaware in May 2009 under the name Glycoregimmune, Inc., and amended its certificate of incorporation to change its name to GRI Bio, Inc. on July 29, 2015.
On April 21, 2023, pursuant to the Merger Agreement, by and among Vallon, GRI Operations and Vallon Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (Merger Sub), Merger Sub was merged with and into GRI (the Merger), with GRI surviving the Merger as a wholly owned subsidiary of the Company. In connection with the closing of the Merger (the Closing), the Company amended its Charter to change its name from “Vallon Pharmaceuticals, Inc.” to “GRI Bio, Inc.”

Our principal executive offices are located at 2223 Avenida De La Playa #208, La Jolla, CA 92037.
Available Information
We are required to provide an annual report to our shareholders. We file our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, proxy and information statements, and other information with the SEC under the Securities Exchange Act of 1934, as amended (the Exchange Act). You can read our SEC filings at the SEC’s website.
The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.
Our website address is www.gribio.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, proxy and information statements, and other information filed with the SEC under the Exchange Act are also available free-of-charge on our website as soon as reasonably practicable after these items are filed with or furnished to the SEC. The information contained in, and that can be accessed through, our website is not incorporated into and is not part of this Annual Report.
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
Risks Related to Our Financial Position and Need for Additional Capital
We have incurred significant net losses since inception, and we expect to continue to incur significant net losses for the foreseeable future. We have never been, and may never be, profitable.
We have incurred significant net losses since our inception and have financed our operations principally through equity and debt financing. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss was $12.0 million and $8.2 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $51.7 million. We have devoted substantially all of our resources and efforts to research and development, and we expect that it will be several years, if ever, before we generate revenue from product sales. Even if we receive marketing approval for and commercialize one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to develop and, if approved, market additional potential product candidates.
We expect to continue to incur significant losses for the foreseeable future, and we anticipate that our expenses will increase substantially if, and as, we:
•advance our product candidates through clinical development, and, if successful, later-stage clinical trials (in particular and without a partner, we will incur substantial additional expense to complete a Phase 2b clinical trial of GRI-0621);
•discover and develop new product candidates;
•advance our preclinical development programs into clinical development;
•further develop manufacturing processes and manufacture our product candidates;
•experience delays or interruptions to preclinical studies, clinical trials, our receipt of services from our third-party service providers on whom we rely, or our supply chain due to pandemics, supply chain and labor shortages, international tariff policies or trade wars, labor strikes, work stoppages or boycotts, natural disasters and geopolitical conflicts, such as the conflicts in Ukraine and the Middle East;
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
To become and remain profitable, we must develop and eventually commercialize products with significant market potential. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials, obtaining marketing approval for product candidates, manufacturing, marketing and selling products for which we may obtain marketing approval and satisfying any post-marketing requirements. We may never succeed in any or all of these activities and, even if we do, we may never generate revenue that is significant enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations.
We will require substantial additional capital to finance our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and drug development programs, future commercialization efforts or other operations or cease operations entirely. In particular, we will require substantial additional capital or resources to complete a Phase 2b clinical trial of GRI-0621.
Developing biotechnology and biopharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our clinical trials of GRI-0621, GRI-0803 and any other product candidates that we may develop or seek regulatory approvals for and, if approved, launch and commercialize. We also expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations. In particular, we expect to require substantial additional capital to complete a Phase 2b clinical trial of GRI-0621.
As of December 31, 2025, we had approximately $8.2 million in cash and cash equivalents and an accumulated deficit of approximately $51.7 million. We expect to devote substantial financial resources to our planned activities, particularly as we conduct our clinical trial of GRI-0621, GRI-0803, advance our discovery programs and, subject to obtaining the requisite additional capital or resources, complete a clinical trial of GRI-0621.
Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into the first quarter of 2027. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In particular, these estimates assume only the commencement of preliminary work towards the initiation of a Phase 2b trial of GRI-0621; we would require substantial additional capital or resources in order to complete a Phase 2b clinical trial of GRI-0621. Our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect. Our spending levels will vary based on new and ongoing development, corporate activities, and our ability to raise funds or resources for a Phase 2b clinical trial of GRI-0621. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development, and assuming approval, marketing and commercialization activities.
We may also need to raise additional funds in the near term in order to maintain compliance with Nasdaq’s continued listing requirements and continue operations. However, additional funding may not be available on acceptable terms, if at all. Until we can generate sufficient revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. If we raise additional funds through public or private equity offerings, the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Further, to the extent that we raise additional capital through the sale of Common Stock or securities convertible or exchangeable into Common Stock, our stockholders’ ownership interest will be diluted. In addition, any debt financing may subject us to fixed payment obligations and covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional capital through marketing and distribution arrangements or collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable intellectual property or other rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. We also may be required to seek collaborators for any of our product candidates at an earlier stage than otherwise would be desirable or relinquish our rights to product candidates or technologies that we otherwise would seek to develop or commercialize ourselves. Market volatility resulting from inflation, pandemics, geopolitical events or other financial markets factors could also adversely impact our ability to access capital as and when needed. If we are unable to secure adequate additional funding when needed or on acceptable terms, we will need to reevaluate our operating plans and may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, delay, scale back or eliminate some or all of our development programs, relinquish rights to our technology on less favorable terms than we would otherwise choose or cease operations entirely. These actions could materially impact our business, results of operations, our future prospects and the value of shares of our Common Stock, and as a result, our stockholders may receive no value for their investment. In addition, attempting to secure additional financing diverts the time and attention of management from day-to-day activities and distract from our discovery and product development efforts, which could also detrimentally affect these efforts and our prospects.
Our management has expressed substantial doubt about our ability to continue as a going concern, and our auditors have included explanatory paragraphs in their audit reports about our ability to continue as a going concern. We may not be able to continue as a going concern if we do not obtain additional financing.
We have incurred losses since inception and, to date, have financed our operations by issuing equity and debt securities. We anticipate that we will continue to incur losses and generate negative operating cash flows in the foreseeable future as we continue to develop our product drug candidates and that we will require additional funding to support our planned operating activities. In particular, these estimates assume only the commencement of preliminary work towards the initiation of a Phase 2b trial of GRI-0621; we would require substantial additional capital or resources in order to complete a Phase 2b clinical trial of GRI-0621. The reports of our independent registered public accounting firms on our financial statements as of and for the years ended December 31, 2024 and December 31, 2025 include explanatory paragraphs indicating that there is substantial doubt about our ability to continue as a going concern. Until such time, if ever, when we can generate substantial product revenue, we expect we may continue to fund our operations and capital funding needs through equity offerings, debt financings or other capital sources, including strategic licensing, collaboration or other similar agreements. As stated above, if we are unable to secure adequate additional funding, we will need to reevaluate our operating plans and may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, delay, scale back or eliminate some or all of our development programs or relinquish rights to our technology on less favorable terms than it would otherwise choose. These actions could materially impact our business, results of operations, our future prospects and the value of shares of our Common Stock, and, as a result, our stockholders may receive no value for their investment.
Risks Related to Research and Development and the Pharmaceutical Industry
Our business is highly dependent on the success of our product candidates, GRI-0621 and GRI-0803, and any other product candidates that we may advance into clinical development. All of our product candidates will require significant additional development before we may be able to seek regulatory approval and launch a product commercially.
We currently have no products that are approved for commercial sale and may never be able to develop marketable products. If GRI-0621 or GRI-0803 encounter safety or efficacy problems, additional development delays, regulatory issues or other problems, our development plans and business would be significantly harmed. Before we can generate any revenue from sales of our product candidates, we must undergo additional clinical development, regulatory review and approval in one or more jurisdictions. These efforts will require substantial investment, and we may not have the financial resources to continue development of our product candidates.
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
•further delays in submitting IND applications or comparable foreign applications or delays or failure in obtaining the necessary approvals from regulators to commence a clinical trial, or a suspension or termination of a clinical trial once commenced;
•conditions imposed by the FDA or comparable foreign authorities regarding the scope or design of our clinical trials, including any regulatory requirements for certain outcomes be measured during product development or to support market authorization;
•further delays in enrolling subjects in clinical trials, including due to pandemics, labor shortages or other geopolitical events;
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
•delays and changes in regulatory requirements, policies and guidelines, including the imposition of additional regulatory oversight around clinical testing generally or with respect to our technology in particular; or
•varying interpretations of data by the FDA and similar foreign regulatory agencies.
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
Clinical development involves a lengthy, complex and expensive process, with an uncertain outcome. In addition, the results of preclinical studies and early-stage clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials and interim or topline results of our clinical trials may not be representative of final results of our clinical trials.
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
A product candidate can fail at any stage of testing, even after observing promising signals of activity in earlier preclinical studies or clinical trials. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. A number of companies in biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. In general, most product candidates that commence clinical trials are never approved as products, and there can be no assurance that any of our clinical trials will ultimately be successful or support further clinical development of GRI-0621, GRI-0803 or any of our other product candidates.
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

•manufacturing costs, formulation issues, pricing or reimbursement issues or other factors that make a product candidate uneconomical; and
•the proprietary rights of others and their competing products and technologies that may prevent one of our product candidates from being commercialized.
In 2022, Congress amended the FDCA to require sponsors of a Phase 3 clinical trial, or other “pivotal study” of a new drug to support marketing authorization, to design and submit a diversity action plan for such clinical trial. The action plan must describe appropriate diversity goals for enrollment, as well as a rationale for the goals and a description of how the sponsor will meet them. Although none of our product candidates have reached Phase 3 of clinical development, we must submit a diversity action plan to the FDA by the time we submit a Phase 3 trial, or pivotal study, protocol to the agency for review, unless we are able to obtain a waiver for some or all of the requirements for a diversity action plan. It is unknown at this time how the diversity action plan may affect the planning and timing of any future Phase 3 trial for our product candidates. However, initiation of such trials may be delayed if the FDA objects to our proposed diversity action plans for any future Phase 3 trial for our product candidates, and we may experience difficulties recruiting a diverse population of patients in attempting to fulfill the requirements of any approved diversity action plan.
In addition, the standards that the FDA and comparable foreign regulatory authorities use when regulating our product candidates require judgment and can change, which makes it difficult to predict with certainty how they will be applied. Any analysis we perform of data from preclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. We may also encounter unexpected delays or increased costs due to new government regulations. Examples of such regulations include future legislation or administrative action, or changes in FDA policy during the period of product development and FDA regulatory review. We cannot predict whether legislative changes will be enacted, or whether FDA or foreign regulations, guidance or interpretations will be changed, or what the impact of such changes, if any, may be. For example, in April 2023, the European Commission issued a proposal for a new directive and a new regulation, which will revise and replace the existing general pharmaceutical legislation. If adopted and implemented as currently proposed, these revisions will significantly change several aspects of drug development and approval in the EU. As of the date of this Annual Report, these rules are still pending finalization.
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
Identifying and qualifying patients to participate in clinical studies of our product candidates is critical to our success. The timing of completion of our clinical studies depends in part on the speed at which we can recruit patients to participate in testing our product candidates, and we may again experience delays in our clinical trials if we encounter difficulties in enrollment. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA.
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
For example, when we previously evaluated GRI-0621 in a pilot Phase 2a trial in hepatically impaired chronic liver disease patients, the study was originally intended to evaluate 60 patients but due to recruitment challenges and updated guidance from the FDA regarding the design of NASH clinical studies, we made the administrative decision to halt the study after enrolling 14 patients. This pilot Phase 2a trial was not resumed. In addition, the topline results of our recently completed Phase 2a clinical trial investigating GRI-0621 were delayed due in part to prior delays in enrollment for this trial.
Further, we are initially developing GRI-0621 for the treatment of IPF, which is an orphan indication. As a result, we have and may again encounter difficulties enrolling subjects in our clinical trials of GRI-0621 due, in part, to the small size of this patient population or the burden of safety labs included in the clinical protocol. In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition may reduce the number and types of patients available to us because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such clinical trial sites.
Further, timely enrollment in clinical trials is reliant on clinical trial sites which may be adversely affected by global health matters, including, among other things, pandemics, supply and labor shortages, international trade policy and geopolitical events. These delays and potential delays to development timelines may adversely affect our business, prospects and results of operations.
Interim, topline and preliminary data from our clinical trials (including topline data from our recently completed Phase 2a trial for GRI-0621) that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
From time to time, we publicly disclose interim, preliminary or topline data from our clinical studies (including recent disclosures of interim data and the topline data from our Phase 2a clinical trial for GRI-0621), which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analysis of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, topline or preliminary results of clinical trials we report, including for our Phase 2a clinical trial for GRI-0621, may differ from final results reported for those studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final, complete data are available.

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
Likewise, in light of the fact that our previous evaluation of GRI-0621 in a pilot Phase 2a trial in hepatically impaired chronic liver disease patients was originally intended to evaluate 60 patients and that we made the administrative decision to halt the study after enrolling 14 patients due to recruitment challenges and updated guidance from the FDA regarding the design of NASH clinical studies, our disclosures that GRI-0621 was observed to be well-tolerated and showed improvements in liver function tests, serum CK-18, and in iNKT cell activity in this limited number of patients is qualified by the fact that the study was underpowered to meet its endpoints with statistical significance. Our observations from this terminated pilot Phase 2a trial and our recent interim or topline results for GRI-0621 may not be indicative of results from any potential future preclinical studies or clinical trials.
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
We face an inherent risk of product liability as a result of testing GRI-0621, GRI-0803 and any of our other product candidates in clinical trials and will face an even greater risk if we commercialize any products. For example, we may be sued if our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical trials, manufacturing, marketing or sale. As an oral formulation of an active ingredient that has previously been approved by the FDA only for topical administration, in particular, GRI-0621 may be subject to the identification of new serious adverse events as it is administered to larger numbers of research subjects in order to evaluate its safety/effectiveness in chronic use indications and in new patient populations. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even a successful defense of these claims would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:
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
We expect to utilize the FDA’s Section 505(b)(2) pathway for our product candidate, GRI-0621, and if that pathway is not available, the development of this product candidate will likely take significantly longer, cost significantly more and entail significantly greater complexity and risk than currently anticipated, and, in any case, may not be successful.
We intend to develop and seek approval for GRI-0621, and potentially other candidates that we may develop, pursuant to the FDA’s 505(b)(2) pathway. If the FDA determines that we may not use this regulatory pathway, then we would need to seek regulatory approval via a “full” or “stand-alone” New Drug Application (NDA) under Section 505(b)(1) of the FDCA. This would require us to conduct additional clinical trials, provide additional safety and efficacy data and other information and meet additional standards for regulatory approval including possibly nonclinical data. If this were to occur, the time and financial resources required to obtain FDA approval, as well as the development complexity and risk associated with these programs, would likely substantially increase, which could have a material adverse effect on our business and financial condition.
The Drug Price Competition and Patent Term Restoration Act of 1984, informally known as the Hatch-Waxman Act, added Section 505(b)(2) to the FDCA. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies and information that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Section 505(b)(2), if applicable to certain of our product candidates under the FDCA, would allow an NDA we submit to the FDA to rely in part on data in the public domain or the FDA’s prior conclusions regarding the safety and effectiveness of approved compounds. Such an approach could expedite the development programs for GRI-0621. In addition, although 505(b)(2) applicants have significant flexibility in the types of studies, data and information they may submit in a 505(b)(2) NDA to support the requirements for NDA approval, establish a favorable benefit-risk profile for the new drug product and demonstrate the new drug’s substantial evidence of effectiveness for its proposed intended use(s), the applicant bears the burden of establishing a scientific bridge between its drug product and each listed drug that the applicant seeks to rely upon and that the studies it is proposing to conduct are scientifically justified. If the FDA disagrees with an applicant’s proposed development plan for the follow-on drug product, it may require the sponsor to perform additional studies or measurements, including nonclinical and clinical studies, to support the change from the approved product. The FDA also may request or require studies to incorporate additional clinical endpoints than what the sponsor proposes. The extent of data necessary to establish the safety and/or effectiveness of the new product, such as the effects of changing the drug’s route of administration from topical to oral, are therefore scientifically driven and determined on a case-by-case basis. There can be no assurance that the studies and clinical trials we propose to the FDA to establish the safety and effectiveness of GRI-0621 for the treatment of IPF, or any future candidates we may develop using the 505(b)(2) NDA pathway, will be deemed sufficient to support all of the differences between our product candidate and the relevant listed drug. For example, we may be required to collect more safety data than we anticipate in order to gain approval of an oral formulation of an active ingredient that has previously been approved by the FDA only for topical administration.
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
If a product candidate is intended for the treatment of a serious condition and nonclinical or clinical data demonstrate the potential to address an unmet medical need for this condition, a product sponsor may apply for FDA Fast Track designation. If we seek Fast Track designation for a product candidate, we may not receive it from the FDA. However, even if we receive Fast Track designation, it would not ensure that we will receive marketing approval or that approval will be granted within any particular time frame. We may not experience a faster development or regulatory review or approval process with Fast Track designation compared to conventional FDA procedures. In addition, the FDA may withdraw Fast Track designation if the designation is no longer supported by data from our clinical development program. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures.
Risks Related to Regulatory Approval of Our Product Candidates
Even if we receive regulatory approval of any product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review. Maintaining compliance with ongoing regulatory requirements may result in significant additional expense to us, and any failure to maintain such compliance could subject us to penalties and cause our business to suffer.
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
Manufacturers and their facilities are required to comply with extensive FDA and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to cGMPs and applicable electronic package-level tracing requirements. We and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMPs and adherence to commitments made in any marketing application, and previous responses to inspection observations. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control.
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
We must also comply with requirements concerning advertising and promotion for any of our product candidates for which we hope to obtain marketing approval. The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Products may be promoted only for the approved indications and in accordance with the provisions of the approved label. However, companies may share truthful and not misleading information that is not inconsistent with the labeling, and the FDA has published draft guidance with recommendations for how drug manufacturers can share scientifically sound and clinically relevant information on unapproved uses with health care providers so long as such presentations are not promotional. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses and a company that is found to have improperly promoted off-label uses may be subject to significant liability.
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
•product seizure or detention or refusal to permit the import or export of our product candidates; and
•injunctions, consent decrees or the imposition of civil or criminal penalties.
In addition, adverse side effects caused by any drugs that contain the same active ingredients as or may otherwise be similar in nature to our product candidates could delay or prevent marketing approval of our product candidates or limit the commercial profile of an approved label for our product candidates.
Any government investigation of alleged violations of law would be expected to require us to expend significant time and resources in response and could generate adverse publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to develop and commercialize our products and our value and our operating results would be adversely affected. In addition, the policies of the FDA and of other regulatory authorities may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.
Risks Related to Commercialization of Our Product Candidates
Even if a product candidate we develop receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.
Even if GRI-0621, GRI-0803 or any other product candidate we develop receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients and third-party payors, such as Medicare and Medicaid programs and managed care organizations and others in the medical community. In addition, the availability of coverage by third-party payors may be affected by existing and future health care reform measures designed to reduce the cost of health care. If the product candidates we develop do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable.

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
•the ability to obtain sufficient third-party coverage and adequate reimbursement; and
•the prevalence and severity of any side effects, as well as the language and scope of any labeled warnings (including boxed warnings), precautions or contraindications.
Sales of medical products also depend on the willingness of physicians to prescribe the treatment, which is likely to be based on a determination by these physicians that the products are safe, therapeutically effective and cost effective. In addition, the inclusion or exclusion of products from treatment guidelines established by various physician groups and the viewpoints of influential physicians can affect the willingness of other physicians to prescribe the treatment. We cannot predict whether physicians, physicians’ organizations, hospitals, other healthcare providers, government agencies or private insurers will determine that our products are safe, therapeutically effective and cost effective as compared with competing treatments. If any product candidate is approved but does not achieve an adequate level of acceptance by such parties, we may not generate or derive sufficient revenue from that product candidate and may not become or remain profitable. If government and other third-party payors do not provide coverage and adequate reimbursement levels for any products we commercialize, market acceptance and commercial success would be reduced.
Failure to obtain or maintain adequate reimbursement or insurance coverage for our approved product candidates, if any, could limit our ability to market those product candidates and decrease our ability to generate revenue.
The pricing, coverage and reimbursement of our approved products, if any, must be sufficient to support our commercial efforts and other development programs, and the availability and adequacy of coverage and reimbursement by third-party payors, including governmental and private insurers, are essential for most patients to be able to afford medical treatments. Sales of our approved products, if any, will depend substantially, both domestically and abroad, on the extent to which the costs of our approved products, if any, will be paid for or reimbursed by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations or government payors and private payors. If coverage and reimbursement are not available, or are available only in limited amounts, we may have to subsidize or provide products for free or we may not be able to successfully commercialize our products.
In addition, there is significant uncertainty related to the insurance coverage and reimbursement for newly approved products. In the United States, the principal decisions about coverage and reimbursement for new drugs are typically made by the CMS, an agency within the HHS, as CMS decides whether and to what extent a new drug will be covered and reimbursed under Medicare. Private payors tend to follow the coverage reimbursement policies established by CMS to a substantial degree. It is difficult to predict what CMS will decide with respect to reimbursement for novel product candidates such as ours and what reimbursement codes our product candidates may receive if approved.
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
In order to market any products outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval procedures vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approvals could result in significant delays, difficulties and costs for us and may require additional preclinical studies or clinical trials which would be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. Satisfying these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. In addition, our failure to obtain regulatory approval in any country may delay or have negative effects on the process for regulatory approval in other countries. We do not have any product candidates approved for sale in any jurisdiction, including international markets, and we do not have experience as a company in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, our ability to realize the full market potential of our products will be harmed.
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
We have no internal sales, marketing or distribution capabilities. We have no prior experience as a company in the marketing, sale and distribution of pharmaceutical products, and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our sales, marketing and distribution capabilities would adversely impact the commercialization of any product candidates that may obtain approval. We may also choose to collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. We may not be able to enter into collaborations or hire consultants or external service providers to assist us in sales, marketing and distribution functions on acceptable financial terms, or at all. In addition, our product revenues and our profitability, if any, may be lower if we rely on third parties for these functions than if we were to market, sell and distribute any products that we develop ourselves. We likely will have little control over these third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we are not successful in commercializing any approved product candidates that we may have, either on our own or through arrangements with one or more third parties, we may not be able to generate any future product revenue and we would incur significant additional losses.
Our relationships with healthcare providers, physicians, prescribers, purchasers, third-party payors, charitable organizations and patients will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.
Healthcare providers, physicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Arrangements with third-party payors and customers can expose pharmaceutical manufacturers to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal AKS and the federal False Claims Act, which may constrain the business or financial arrangements and relationships through which such companies sell, market and distribute pharmaceutical products. In particular, the research of our product candidates, as well as the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. See the section entitled, “Business—Government Regulation and Product Approval—Other U.S. Healthcare Laws and Regulations.”
The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform. Ensuring business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource-consuming and can divert a company’s attention from other aspects of its business.
It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, reputational harm, possible exclusion from participation in federal and state funded healthcare programs, contractual damages and the curtailment or restricting of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws. Further, if any of the physicians or other healthcare providers or entities with whom we expect to do business are found to be not in compliance with applicable laws, they may be subject to significant criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. Any action for violation of these laws, even if successfully defended, could cause significant legal expenses and divert management’s attention from the operation of the business. Prohibitions or restrictions on sales or withdrawal of future marketed products could materially affect business in an adverse way.
Ongoing healthcare legislative and regulatory reform measures may have a material adverse effect on our business and results of operations.
Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example, changes to our manufacturing arrangements; additions or modifications to product labeling; the recall or discontinuation of our products; or additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability. See the section entitled, “Business—Government Regulation and Product Approval—Pharmaceutical Coverage, Pricing and Reimbursement & Healthcare Reform.”
Moreover, increasing efforts by governmental and third-party payors in the United States and abroad, including in Canada and Europe, to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates. There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. In August 2022, former President Biden signed into the law the IRA, which among other things, contains multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the United States.
Among other things, the IRA has multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the United States. A manufacturer of drugs or biological products covered by Medicare Parts B or D must now pay a rebate to the federal government if their drug product’s price increases faster than the rate of inflation. This calculation is made on a drug product by drug product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug product that is paid for by Medicare Parts B or D. Additionally, starting for payment year 2026, CMS is negotiating drug prices annually for a select number of single source Part D drugs without generic or biosimilar competition. CMS will also negotiate drug prices for a select number of Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease. CMS has begun to implement these new authorities and entered into the first set of agreements with pharmaceutical manufacturers to conduct price negotiations in October 2023 and ultimately announcing the first round of negotiated prices for the first ten drugs in August 2024; those negotiated “maximum fair prices” will be effective as of January 1, 2026 (payment year 2026). CMS is currently engaged in its second round of negotiations and published the next 15 drugs selected for negotiation in January 2025. However, the

IRA’s impact on the biopharmaceutical industry in the United States remains uncertain, in part because multiple large pharmaceutical companies and other stakeholders (e.g., the U.S. Chamber of Commerce) have initiated federal lawsuits against CMS arguing the program is unconstitutional for a variety of reasons, among other complaints. The outcome of such ongoing lawsuits, as well as potential legislative changes enacted by Congress or programmatic changes implemented at CMS by the Trump Administration, may impact the IRA drug price negotiation program. For example, the One Big Beautiful Bill Act (OBBBA), which President Trump signed into law in July 2025, modified the IRA’s exclusion protecting orphan drugs designated for a single rare disease indication from required pricing negotiations by expanding it to apply to drugs designated for multiple rare diseases and by prohibiting Medicare price negotiations until seven years after an orphan drug, or 11 years after an orphan biologic, is approved for a non-orphan indication, which will significantly delay pricing negotiations for certain high-priced and widely used drugs.
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
In mid-2022, the FTC also launched sweeping investigations into the practices of the PBM industry, and published interim reports with its findings in mid-2024 and January 2025, that could lead to additional federal and state legislative or regulatory proposals targeting such entities’ operations, pharmacy networks or financial arrangements, including in the current 2025-2026 congressional session. Both the U.S. Congress and state legislatures are increasingly scrutinizing the industry and proposing novel regulatory approaches to address various perceived public policy concerns. Significant efforts to change the PBM industry as it currently exists in the United States may affect the entire pharmaceutical supply chain and the business of other stakeholders, including biopharmaceutical product developers like us. Further, in September 2023, the FTC issued a policy statement articulating its view that certain “improper” patent listings by drug developers in FDA’s Orange Book represent an unfair trade practice and indicated that industry should be prepared for potential enforcement actions based on its analysis. The FTC followed that action in November 2023 by publicly calling out over 100 “improper” patent listings made by ten large pharmaceutical companies and initiating an FDA administrative process with respect to those patents. The controversy regarding the appropriateness of listing such patents has led to numerous lawsuits alleging anticompetitive conduct by biopharmaceutical companies. It remains to be seen whether the FTC under the Trump Administration will continue to prioritize the policy issue of “improper” patent listings or whether Congress may take any legislative actions related to this issue. Accordingly, regulatory and government interest in biopharmaceutical industry business practices continues to expand and pose a risk of uncertainty.
These laws and future state and federal healthcare reform measures may be adopted in the future, any of which may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. Additionally, we expect to experience pricing pressures in connection with the sale of any future approved product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, cost containment initiatives and additional legislative changes.
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
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government shutdowns, government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times, and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. It is often unclear how long a shutdown will last and what impacts it may have on the federal agencies that have jurisdiction over our various operations. Additionally, regulatory agencies including the FDA have experienced significant disruptions which are expected to continue under the Trump Administration relating to funding restrictions, personnel reductions, deregulation policies and executive orders affecting policy decisions. Ongoing uncertainty or a prolonged government shutdown or slowdown could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future disruptions to the FDA and other agencies could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations. It is also unclear if or how the FDA will choose to or be able to implement or enforce its regulations in the future, including those that have substantial impact on our business.
In addition, three decisions from the U.S. Supreme Court issued in July 2024 may lead to an increase in litigation against regulatory agencies that could create uncertainty and thus negatively impact our business. The first decision overturned established precedent that required courts to defer to regulatory agencies’ interpretations of ambiguous statutory language. The second decision overturned regulatory agencies’ ability to impose civil penalties in administrative proceedings. The third decision extended the statute of limitations within which entities may challenge agency actions. These cases may result in increased litigation by industry against regulatory agencies, including but not limited to the FDA and SEC, and may impact how such agencies choose to pursue enforcement and compliance actions. However, the specific, lasting effects of these decisions, which may vary within different judicial districts and circuits, is unknown. We also cannot predict the extent to which FDA and SEC regulations, policies and decisions may become subject to increasing legal challenges, delays and changes.
We are subject to certain U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions and other trade laws and regulations. We can face serious consequences for violations.
Among other matters, U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions and other trade laws and regulations (collectively, “Trade Laws”) prohibit companies and their employees, agents, clinical research organizations (CROs), legal counsel, accountants, consultants, contractors and other partners from authorizing, promising, offering, providing, soliciting or receiving directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Violations of Trade Laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. We also expect our non-U.S. activities to increase in time. We plan to engage third parties for clinical trials and/or to obtain necessary permits, licenses, patent registrations and other regulatory approvals and we can be held liable for the corrupt or other illegal activities of our personnel, agents or partners, even if we do not explicitly authorize or have prior knowledge of such activities.
If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on our business, financial condition or results of operations.
Our research and development activities and our third-party manufacturers’ and suppliers’ activities involve the controlled storage, use and disposal of hazardous materials, including the components of our product candidates and other hazardous compounds. We and our manufacturers and suppliers are subject to laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. In some cases, these hazardous materials and various wastes resulting from their use are stored at our and our manufacturers’ facilities pending their use and disposal. We cannot eliminate the risk of contamination, which could cause an interruption of our commercialization efforts, research and development efforts and business operations; environmental damage resulting in costly clean-up; and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. Although we believe that the safety procedures utilized by us and our third-party manufacturers for handling and disposing of these materials generally comply with the standards prescribed by these laws and regulations, we cannot guarantee that this is the case or eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources and state or federal or other applicable authorities may curtail our use of specified materials and/or interrupt our business operations. Furthermore, environmental laws and regulations are complex, change frequently and have tended to become more stringent. We cannot predict the impact of such changes and cannot be certain of our future compliance. We do not currently carry hazardous waste insurance coverage.
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
The patenting process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. The patenting process is subject to numerous risks and there can be no assurance that we will be successful in obtaining patents for which we have applied. In addition, we may not pursue, obtain or maintain patent protection in all relevant markets. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from or license to third parties and are reliant on our licensors or licensees.
The strength of patents in the biotechnology and biopharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our product candidates or uses thereof in the United States or in other foreign countries. Even if the patents do successfully issue, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our technology, including our product candidates, or prevent others from designing around our claims. If the breadth or strength of protection provided by the patent applications we hold with respect to our product candidates is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, our product candidates. Further, if we encounter delays in our clinical trials, the period of time during which we could market our product candidates under patent protection would be reduced.
We cannot be certain that we were the first to file any patent application related to our technology, including our product candidates, and, if we were not, we may be precluded from obtaining patent protection for our technology, including our product candidates.
We cannot be certain that we were the first to invent the inventions covered by pending patent applications and, if we are not, we may be subject to priority disputes. Furthermore, for U.S. applications in which all claims are entitled to a priority date before March 16, 2013, an interference proceeding can be provoked by a third-party or instituted by the United States Patent and Trademark Office (USPTO) to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. Similarly, for U.S. applications in which at least one claim is not entitled to a priority date before March 16, 2013, derivation proceedings can be instituted to determine whether the subject matter of a patent claim was derived from a prior inventor’s disclosure.
We may be required to disclaim part or all of the term of certain patents or all of the term of certain patent applications. There may be prior art of which we are not aware that may affect the validity or enforceability of a patent or patent application claim. There also may be prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. No assurance can be given that if challenged, our patents would be declared by a court to be valid or enforceable or that even if found valid and enforceable, would adequately protect our product candidates or would be found by a court to be infringed by a competitor’s technology or product. We may analyze patents or patent applications of our competitors that we believe are relevant to our activities and consider that we are free to operate in relation to our product candidates, but our competitors may obtain issued claims, including in patents we consider to be unrelated, which block our efforts or may potentially result in our product candidates or our activities infringing such claims. The possibility exists that others will develop products which have the same effect as our products on an independent basis which do not infringe our patents or other intellectual property rights or will design around the claims of patents that may issue that cover our products.
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
In connection with our efforts to expand our pipeline of product candidates, or in an effort to realize value for our current product candidates in development (including GRI-0621), we may enter into certain licenses or other collaboration agreements pertaining to the in-license of rights to additional product candidates or of rights to our candidates. However, there can be no assurance that any efforts to enter into collaborations or partnership arrangements will be successful or on terms favorable to us. Such agreements may impose various diligence, milestone payment, royalty, insurance or other obligations on us. If we fail to comply with these obligations, our licensor or collaboration partners may have the right to terminate the relevant agreement, in which event we would not be able to develop or market the products covered by such licensed intellectual property.
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
•the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners royalty obligations and calculation (both for royalties that may be due to us or owed to us); and
•the priority of invention of patented technology.
In addition, the agreements under which we currently, or may in the future, license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Moreover, if disputes over intellectual property that we have licensed from others or to others to prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates, which could have a material adverse effect on our business, financial conditions, results of operations and prospects.
In addition, we may have limited control over the maintenance and prosecution of in-licensed patents and patent applications, or any other intellectual property that may be related to our in-licensed intellectual property. For example, we cannot be certain that such activities by any licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights. We have limited control over the manner in which our licensors initiate an infringement proceeding against a third-party infringer of the intellectual property rights or defend certain of the intellectual property that is licensed to us. It is possible that the licensors’ infringement proceeding or defense activities may be less vigorous than had we conducted them ourselves.
Third-party claims of intellectual property infringement may be costly and time consuming to defend and could prevent or delay our product discovery, development and commercialization efforts.
Our commercial success depends in part on our, or a partner’s, ability to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. There is a substantial amount of litigation involving patents and other intellectual property rights in the biotechnology and biopharmaceutical industries, as well as administrative proceedings for challenging patents, including interference, derivation, inter partes review, post grant review and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. We may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights alleging that our product candidates and/or proprietary technologies infringe their intellectual property rights. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing our product candidates. As the biotechnology and biopharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may give rise to claims of infringement of the patent rights of others. Moreover, it is not always clear to industry participants, including us, which patents cover various types of drugs, products or their methods of use or manufacture. Thus, because of the large number of patents issued and patent applications filed in our fields, there may be a risk that third parties may allege they have patent rights encompassing our product candidates, technologies or methods.
In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and, if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our Common Stock. This type of litigation or proceeding could substantially increase our operating losses and reduce our resources available for development activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations or could otherwise have a material adverse effect on our business, results of operations, financial condition and prospects. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or administrative proceedings, there is a risk that some of our confidential information could be compromised by disclosure.
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
Parties making claims against us may seek and obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. We cannot predict whether any such license would be available at all or whether it would be available on commercially reasonable terms. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of our product candidates. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize our product candidates, which could harm our business significantly.
Third parties may assert that our employees or consultants have wrongfully used or disclosed confidential information or misappropriated trade secrets.
As is common in the biotechnology and biopharmaceutical industries, we employ individuals who were previously employed at universities or other biotechnology or biopharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees and consultants do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of a former employer or other third parties. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of such hearings, motions or other interim proceedings or developments, and, if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our Common Stock. This type of litigation or proceeding could substantially increase our operating losses and reduce our resources available for development activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other intellectual property related proceedings could adversely affect our ability to compete in the marketplace.
Others may claim an ownership interest in our intellectual property, which could expose us to litigation and have a significant adverse effect on our prospects.
A third-party may claim an ownership interest in one or more of our or our licensors’ patents or other proprietary or intellectual property rights. A third-party could bring legal actions against us and seek monetary damages and/or enjoin clinical testing, manufacturing and marketing of the affected product or products. Litigation, could consume a substantial portion of our resources and cause a significant diversion of effort by our technical and management personnel. If any of these actions are successful, in addition to any potential liability for damages, we could be required to obtain a license to continue to manufacture or market the affected product, in which case we may be required to pay substantial royalties or grant cross-licenses to our patents. We cannot predict whether any such license will be available on commercially acceptable terms, if at all. Ultimately, we could be prevented from commercializing a product candidate or be forced to cease some aspect of our business operations as a result of claims of patent infringement or violation of other intellectual property rights. Further, the outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance, including the demeanor and credibility of witnesses and the identity of any adverse party. This is especially true in intellectual property cases that may turn on the testimony of experts as to technical facts upon which experts may reasonably disagree.
We may not be successful in obtaining or maintaining necessary rights to develop any future product candidates on acceptable terms.
Because our programs may involve additional product candidates that may require the use of proprietary rights held by third parties, the growth of our business may depend in part on our ability to acquire, in-license or use these proprietary rights.
Our product candidates may also require specific formulations to work effectively and efficiently, and these rights may be held by others. We may develop products containing our compounds and pre-existing biotechnology and biopharmaceutical compounds. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify as necessary or important to our business operations. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all, which would harm our business. We may need to cease use of the compositions or methods covered by such third-party intellectual property rights and may need to seek to develop alternative approaches that do not infringe on such intellectual property rights which may entail additional costs and development delays, even if we were able to develop such alternatives, which may not be feasible. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology.
The licensing and acquisition of third-party intellectual property rights is a competitive area, and companies that may be more established or have greater resources than we do may also be pursuing strategies to license or acquire third-party intellectual property rights that we may consider necessary or attractive in order to commercialize our product candidates. More established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. There can be no assurance that we will be able to successfully complete such negotiations and ultimately acquire the rights to the intellectual property surrounding the additional product candidates that we may seek to acquire.

We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors or collaboration or strategic partners, or challenging the patent rights of others, which could be expensive, time-consuming and unsuccessful.
Competitors or other third parties such as chemical and reagent suppliers may infringe our patents or the patents of our current or future licensors. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that one or more of our patents is not valid or is unenforceable or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question or for other reasons. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated, held unenforceable or interpreted narrowly and could put our patent applications at risk of not issuing. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business.
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
Interference or derivation proceedings provoked by third parties or brought by us or declared by the USPTO may be necessary to determine the priority of inventions with respect to our patents or patent applications or those of our licensors. An unfavorable outcome could result in a loss of our current patent rights and could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms, or at all, or if a non-exclusive license is offered and our competitors gain access to the same technology. Litigation or interference proceedings may result in a decision adverse to our interests and, even if we are successful, may result in substantial costs and distract our management and other employees. We may not be able to prevent, alone or with our licensors, misappropriation of our trade secrets or confidential information, particularly in countries where the laws may not protect those rights as fully as in the United States.
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
Any patents covering our product candidates could be found invalid or unenforceable if challenged in court or the USPTO (or foreign patent offices). Our patents may expire before or, soon after, or products are approved or commercialized.
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
Our earliest patents may expire before, or soon after, our first product achieves marketing approval in the United States or foreign jurisdictions, or is commercialized, particularly if we are unable to secure any patent term extensions. Upon the expiration of our current patents, we may lose the right to exclude others from practicing these inventions. The expiration of these patents could also have a similar material adverse effect on our business, results of operations, financial condition and prospects. We own pending patent applications covering our proprietary technologies or our product candidates that if issued as patents are expected to expire from 2032 through 2035, without taking into account any possible patent term adjustments or extensions. However, we cannot be assured that the USPTO, EPO or other relevant foreign patent offices will grant any of these patent applications, or that we would receive any extension on these or any issued patents..
Changes in patent law in the United States and in foreign jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our products.
Changes in either the patent laws or interpretation of the patent laws in the United States or in foreign jurisdictions could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Assuming that other requirements for patentability are met, prior to March 16, 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. On March 16, 2013, under the Leahy-Smith America Invents Act (the America Invents Act), the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third-party was the first to invent the claimed invention. A third-party that files a patent application in the USPTO on or after March 16, 2013, but before us, could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third-party. This requires us to be cognizant of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors were the first to either (i) file any patent application related to our product candidates or (ii) invent any of the inventions claimed in our or our licensor’s patents or patent applications.
The America Invents Act also included a number of significant changes that affect the way patent applications will be prosecuted and also may affect patent litigation. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review and derivation proceedings. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in U.S. federal courts necessary to invalidate a patent claim, a third-party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third-party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third-party as a defendant in a district court action. Therefore, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our owned or in-licensed patent applications and the enforcement or defense of our owned or in-licensed issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.
In addition, the patent positions of companies in the development and commercialization of biotechnology and biopharmaceuticals are particularly uncertain. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. This combination of events has created uncertainty with respect to the validity and enforceability of patents, once obtained. Depending on future actions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could have a material adverse effect on our existing patent portfolio and our ability to protect and enforce our intellectual property in the future.
We have limited foreign intellectual property rights and may not be able to protect and enforce our intellectual property rights throughout the world.
We have limited intellectual property rights outside the United States. Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but where enforcement is not as strong as that in the United States. These products may compete with our products in jurisdictions where we do not have any issued patents and our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from competing.
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
Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are approved or commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. Depending upon the timing, duration and specifics of any FDA marketing approval of any product candidates we may develop, one or more of our U.S. patents may be eligible for limited patent term extension under the Hatch-Waxman Act. The Hatch-Waxman Act permit a patent term extension of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. However, we may not be granted an extension because of, for example, failure to exercise due diligence during the testing phase or regulatory review process, failure to apply within applicable deadlines, failure to apply prior to expiration of relevant patents or otherwise failure to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. In addition, within the EU, regulatory protections afforded to medicinal products such as data exclusivity, marketing protection, market exclusivity for orphan indications and pediatric extensions are currently under review and could be curtailed in future years. If we are unable to obtain patent term extension or the term of any such extension is less than we request, if our terms of our patents expire before we are able to commercialize or complete development of our product candidates, or if data exclusivity or other regulatory protections are reduced, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations and prospects could be materially harmed.
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
We have relied upon and plan to continue to rely upon third-party CROs to conduct, monitor and manage our clinical programs. We rely on these parties for execution of clinical trials and we manage and control only some aspects of their activities. We remain responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards; our reliance on the CROs does not relieve us of our regulatory responsibilities. We and our CROs and other vendors are required to comply with all applicable laws, regulations and guidelines, including those required by the FDA and comparable foreign regulatory authorities for all of our product candidates in clinical development. If we, or any of our CROs or vendors, fail to comply with applicable laws, regulations or guidelines, or as otherwise required, the results generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials or repeat clinical trials before approving our marketing applications. We cannot be assured that our CROs or other vendors will meet these requirements, or that upon inspection by any regulatory authority, such regulatory authority will determine that a CRO’s development efforts, including any of our clinical trials, comply with applicable requirements. Our failure to comply with these laws, regulations or guidelines, and the repetition of or requirement for additional clinical trials would be costly and delay the regulatory approval process.
If any of our relationships with these third-party CROs terminates, or they otherwise are subject to quarantines, shelter-in-place orders, shutdowns, disruptions or other restrictions and must scale back their operations unexpectedly we may not be able to enter into arrangements with alternative CROs in a timely manner or do so on commercially reasonable terms. In addition, our CROs may not prioritize our clinical trials relative to those of other customers. Further, any turnover in CRO personnel or delays in the allocation of CRO employees by the CRO may negatively affect our clinical trials. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, our clinical trials may be delayed or terminated, and we may not be able to meet our current plans with respect to our product candidates. In addition, CROs may ultimately involve higher costs than anticipated, which could negatively affect our financial condition and operations.
In addition, we rely on third-party manufacturers to produce our clinical-stage product candidates, and their responsibilities often include purchasing from third-party suppliers the materials necessary to produce our product candidates for our clinical trials and regulatory approval. These purchases and this supply chain may be disrupted due to geopolitical conflicts, changes in international trade policies, boycotts, tariffs or embargoes. There are a limited number of suppliers for some of the raw materials that we expect to use to manufacture our product candidates, and we may not be able to identify alternative suppliers to prevent a possible disruption of the manufacture of our product candidates for our clinical trials, and, if approved, ultimately for commercial sale.
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

In addition, our reliance on third-party manufacturers exposes us to the following additional risks:
•we may be unable to identify manufacturers to manufacture our product candidates on acceptable terms, or at all, because the number of qualified potential manufacturers is limited. Following NDA approval, a change in the manufacturing site could require additional approval from the FDA. This approval would require new testing and compliance inspections;
•our third-party manufacturers might be unable to timely formulate and manufacture our product or produce the quantity and quality required to meet our clinical and commercial needs, if any;
•our third-party manufacturers might be forced to scale back or terminate operations as a result of labor shortages, inflation, natural disasters, changes in trade policies (including tariffs) or geopolitical conflicts, which could harm our ability to conduct ongoing and future clinical trials of our product candidates;
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
It is not always possible to identify and deter misconduct by our employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Additionally, we are subject to the risk that a person could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished potential profits and future earnings and curtailment of our operations, any of which could adversely affect our business, financial condition, results of operations or prospects.

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
We have historically relied on a sole supplier for the manufacture of GRI-0621. If this supplier is unable to supply us the quantities we require, or at all, or otherwise defaults on their supply obligations to us, we may not be able to obtain alternative supplies from other suppliers on acceptable terms, in a timely manner, or at all. Moreover, in the event this supplier breaches its contracts with us, our legal remedies associated with such a breach may be insufficient to compensate us for any damages we may suffer. In addition, if we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturer or manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or another regulatory authority. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget.
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
We may enter, or attempt to enter, into collaborations with third parties for the development and commercialization of our product candidates, and our future collaborations will be important to our business. If we are unable to enter into collaborations that we deem beneficial, or if these collaborations are not successful, our business could be adversely affected.
A part of our strategy is to consider partnerships in indications and geographies where we believe partners can add significant commercial and/or development capabilities and, potentially, in an effort to further development of our product candidates or maximize value for our product candidates. As noted above, we do not yet have any capability for commercialization and will need to raise substantial additional capital or resources to complete a Phase 2b clinical trial of GRI-0621. Accordingly, we have and may in the future enter into collaborations with other companies to provide us with important technologies and funding for our programs and technology. Any future collaborations we enter into may pose a number of risks, including that (i) collaborators may have significant discretion in determining the efforts and resources that they will apply and may not perform their obligations as expected, (ii) collaborators may not provide us with timely and accurate information regarding development progress and activity under any future license agreement, which could adversely impact our ability to report progress to our investors and otherwise plan development of our product candidates, and (iii) we may have disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development. These circumstances might cause delays or terminations of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive. In addition, collaborations may be terminated by the collaborator, and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates than we would otherwise expect.
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
Risks Related to Managing Our Business and Operations
If we lose key management personnel, or if we fail to recruit and retain additional highly skilled personnel, our ability to develop current product candidates or identify and develop new product candidates will be impaired, could result in loss of markets or market share and could make us less competitive.
Our ability to compete in the highly competitive biotechnology and biopharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, including W. Marc Hertz, Ph.D., our President and Chief Executive Officer, Vipin Kumar, Ph.D., our Chief Scientific Officer and Albert Agro, our Chief Medical Officer. Our key employees are at-will employees, which means that any of our employees could leave our employment at any time, with or without notice. Further, we do not currently have “key person” insurance for our members or management. There is no guarantee that any “key person” insurance policy we would have or may enter into would adequately compensate us for the loss of any key employee. The further loss of the services of any of our executive officers, other key employees and other scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and harm our business.
We have modified our employment arrangements with Dr. Agro. On June 16, 2024, our Board approved an amendment to Dr. Agro’s employment agreement, which reduced Dr. Agro's service for us to at least 70 hours per month. Dr. Agro may devote the balance of his time to other consulting or employment activities. The further loss or loss of the services of any of our executive officers, other key employees and other scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and harm our business.
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
The biotechnology industry has also experienced a high rate of turnover in recent years. Our ability to compete in the highly competitive biopharmaceuticals industry depends upon our ability to attract, retain, and motivate highly skilled and experienced personnel with scientific, medical, regulatory, manufacturing and management skills and experience. We may not be able to attract or retain qualified personnel in the future due, in part, to the intense competition for a limited number of qualified personnel among biopharmaceutical companies. We conduct our operations at our facility in La Jolla, California. This region is headquarters to many other biotechnology companies, biopharmaceutical companies, and research institutions. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. Many of the other biopharmaceutical companies against which we compete or will compete have greater financial and other resources, different risk profiles and a longer history in the industry. Our competitors may provide higher compensation, more diverse opportunities and/or better opportunities for career advancement. Any or all of these competing factors may limit our ability to continue to attract and retain high quality personnel, which could negatively affect our ability to successfully develop and commercialize our product candidates and to grow our business and operations as currently contemplated.
We may be unable to adequately protect our internal information systems, or those used by our CROs, clinical sites or other contractors or consultants upon which we rely, from cyberattacks, compromises, cybersecurity incidents or other disruptions, which could result in the compromise of confidential, sensitive or proprietary information, lead to operational or service interruption, harm our reputation and subject us to litigation, fines and other significant financial and legal exposure and other material and adverse consequences.
In the ordinary course of our business, we, and the third parties upon which we rely, process confidential, sensitive and proprietary information and, as a result, we and the third parties upon which we rely face a variety of evolving threats which could cause material cybersecurity incidents.

Despite our implementation of security measures, our internal computer systems and those of our CROs, clinical sites and other collaborators, contractors or consultants upon which we rely are vulnerable to cyberattacks, computer viruses, malware, bugs, worms or other malicious code, software or hardware failures, loss of data or other information technology assets, phishing or other unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures, and other similar threats. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel, such as through theft or misuse, sophisticated nation states and nation-state-supported actors. In particular, ransomware attacks, including those from organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions, delays or outages in our operations, loss of data, including significant extra expenses to restore data or systems, reputational loss and the diversion of funds. To alleviate the negative impact of a ransomware attack, it may be preferable to make payments to the threat actor(s), but we may be unwilling or unable to do so, including, for example, if applicable laws or regulations prohibit such payments.

Some threat actors also now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors, for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties upon which we rely, and our customers may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks that could materially disrupt our systems and operations. In addition to experiencing a cybersecurity incident, third parties may gather, collect or infer sensitive information about us from public sources, data brokers or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or research and development activities.

Additionally, remote work increases risks to our information technology systems and data, as our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations.

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

Any of the previously identified or similar threats could cause a cybersecurity incident or other interruption that could result in unauthorized, unlawful or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of or access to our confidential, proprietary or sensitive data or to our information technology systems, or those of the third parties upon whom we rely. A cybersecurity incident or other interruption could materially and adversely disrupt our ability, and that of third parties upon whom we rely, to conduct clinical trials and our research and development activities.

The costs related to significant cybersecurity breaches or disruptions could be material and cause us to incur significant expenses. If the information technology systems of our CROs, clinical sites and other contractors and consultants become subject to disruptions or cybersecurity incidents, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring.

Any such incident could also result in a disruption of our development programs and our operations, financial loss, a loss of our trade secrets or other proprietary information and damage to our reputation and otherwise negatively impact us. For example, the loss of clinical trial data from ongoing or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or cybersecurity incident were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential, sensitive or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed. Applicable data privacy and security obligations may require us to notify relevant stakeholders, regulatory authorities and other individuals of cybersecurity incidents, and take other remedial measures. Such disclosures and measures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. Any such event could also result in legal claims or proceedings, liability under laws that protect the privacy of personal information and significant regulatory penalties and damage to our reputation and a loss of confidence in us and our ability to conduct clinical trials, which could delay the clinical development of our product candidates.
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
It is possible that we may be subject to securities litigation in the future, including potential class action or stockholder derivative actions. Our indemnification agreements with our directors and certain officers, as well as the General Corporation Law of the State of Delaware (DGCL), may require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. If such liabilities are not adequately covered by director and officer liability insurance, the amounts we would pay to defend any such litigation or indemnify our officers and directors should they be subject to legal action based on their service to us could have a material adverse effect on our financial condition, results of operations and liquidity.
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
•the entry into, or termination of, or breach by partners of collaboration or strategic agreements;
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

•short selling by investors or third parties and related market activity; and
•the loss of key employees.
Moreover, the stock markets in general have experienced substantial volatility in the biotechnology industry that has often been unrelated to the operating performance of individual companies or a certain industry segment. These broad market fluctuations may also adversely affect the trading price of our Common Stock.
In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm our profitability and reputation. Such litigation, if brought, could negatively impact our business.
Future sales and issuances of our securities could result in additional dilution of the percentage ownership of our stockholders and could cause our share price to fall.
We expect that significant additional capital will be needed in the future to continue our planned operations, including research and development, increased marketing, hiring new personnel, commercializing our products and continuing activities as an operating public company. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell shares of our Common Stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell Common Stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.
As of December 31, 2025, there were a total of (i) 19 shares of Common Stock directly or indirectly underlying Series B-1 common warrants (the Series B-1 Common Warrants) and Series B-2 common warrants (the Series B-2 Common Warrants, and together with the Series B-1 Common Warrants, the Series B Common Warrants), (ii) 9,186 shares of Common Stock directly or indirectly underlying Series C-1 common warrants (the Series C-1 Common Warrants) and Series C-2 common warrants (the Series C-2 Common Warrants, and together with the Series C-1 Common Warrants, the Series C Common Warrants), (iii) 3,208 shares of Common Stock directly or indirectly underlying Series D-1 common warrants (the Series D-1 Common Warrants) and Series D-2 common warrants (the Series D-2 Common Warrants, and together with the Series D-1 Common Warrants, the Series D Common Warrants), (iv) 148,815 shares of Common Stock directly or indirectly underlying the Series E Common Warrants, (v) 380,962 shares of Common Stock directly or indirectly underlying the Series F Common Warrants, (vi) 30,593 shares of Common Stock directly or indirectly underlying other outstanding warrants to purchase Common Stock, (vii) 11,127 shares of Common Stock issuable upon the exercise of vested outstanding options under the Company’s Amended and Restated 2018 Equity Incentive Plan, as amended (A&R 2018 Plan), (viii) an additional 3,905 shares of Common Stock issuable upon the exercise of options that remain subject to vesting as of that date and (ix) 12 share of Common Stock available for future issuance under the A&R 2018 Plan.
We will not receive any proceeds from the exercise of warrants to the extent exercised on a cashless basis. The holders of these securities or their affiliates have and may sell large amounts of our Common Stock in the open market or in privately negotiated transactions, which, we believe has in the past and again, may result in a lower trading price of our Common Stock and substantial dilution to our stockholders. Additionally, the registration and availability of such a significant number of shares of Common Stock for trading in the public market, whether through the exercise of warrants or though our equity incentive plan, may increase the volatility in our stock price or put significant downward pressure on the price of our Common Stock.
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

These rules impose various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and appropriate corporate governance practices. Our management and other personnel have devoted and will continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs in recent years and make some activities more time-consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. In addition, the listing requirements of The Nasdaq Capital Market require that we satisfy certain corporate governance requirements relating to director independence, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct. Our management and other personnel need to devote a substantial amount of time and resources in an effort to ensure that we comply with all of these requirements.
Management has determined that our internal controls were not effective as of December 31, 2024, March 31, 2025, June 30, 2025, September 30, 2025, and December 31, 2025 due to material weaknesses. We have remediated one material weakness and, resources permitting, plan to implement a plan to remediate the remaining material weakness. However, our efforts at remediation may be unsuccessful and the implementation of additional remediation is dependent upon additional resources and funding being available to us. If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.
SOX requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. As a result, we are required to periodically perform an evaluation of our internal controls over financial reporting to allow management to report on the effectiveness of those controls, as required by Section 404 of SOX (Section 404). Additionally, and depending on our filing status, our independent auditors may be required to perform a similar evaluation and report on the effectiveness of our internal controls over financial reporting. These efforts to comply with Section 404 and related regulations have required, and continue to require, the commitment of significant financial and managerial resources. Based on management’s processes and assessment, management has concluded that, as of December 31, 2024, March 31, 2025, June 30, 2025, September 30, 2025 and December 31, 2025 our internal control over financial reporting was not effective as a result of material weaknesses. In its evaluation, our principal financial officer used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). These criteria are in the areas of control environment, risk assessment, control activities, information and communication and monitoring. Management’s assessment included documenting, evaluating and testing the design and operating effectiveness of our internal controls over financial reporting. A material weakness in an internal control is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
For the periods ending December 31, 2024 through September 30, 2025, the material weakness related to the inaccurate computation of the non-cash deemed dividend associated with the repricing of the Series B Common Warrants in accordance with applicable accounting principles generally accepted in the United States (GAAP) guidance. The amounts presented in our balance sheets, statements of changes in stockholders’ equity (deficit) and statements of cash flows were not affected. This adjustment was corrected prior to the finalization of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 14, 2025. This inaccurate computation, if it had remained undetected, would have resulted in a single-digit percentage error in the amount of the net loss attributable to holders of our Common Stock used to compute basic and diluted net loss per share of Common Stock. To remediate this material weakness, we implemented a plan which included the (i) continued engagement of third-party professionals with appropriate expertise in accounting and reporting under GAAP and SEC regulations who have adequate experience related to non-recurring debt and equity transactions and (ii) the enhancement of our documentation procedures related to the accounting treatment for such transactions. These third-party professionals now assist in reviewing the attendant calculations/additional controls regarding the evaluation of non-recurring debt and equity transactions, and assist in reviewing the documentation and related documentation procedures for such transactions. Our management also refined our processes for communicating with our auditor as to when our financial statements and related materials have passed through the Company’s internal control processes. As a result, our management has determined that this material weakness has been remediated.
However, during its evaluation of our internal controls for the period ending December 31, 2025, management determined there was an additional material weakness in our internal controls over financial reporting. This material weakness is related to the inherent limitations of the accounting software used to prepare our financial statements and the limited number of accounting personnel we employ. As a result of these software limitations and the limited number of accounting personnel, we determined that we have insufficient segregation of duties over the initiation, approval and recording of certain financial transactions. While we have implemented multiple compensating controls to mitigate these limitations, management has concluded that these compensating controls are not sufficient to preclude a material weakness as a result of this insufficiency of segregation of duties. Thus, management determined that our internal controls over financial reporting were not effective as of December 31, 2025. Management has evaluated, and continues to evaluate, avenues for mitigating this material weakness, such as the retention of additional accounting personnel and/or the procurement of alternative accounting software, but these avenues have been deemed to be impractical and prohibitively costly, due to the size of our organization and resources available at the current time. Management expects to continue to utilize the compensating controls in place to mitigate the segregation of duty weakness and will seek to improve on such controls as reasonably possible, until such time as our resources allow for further remediation.

However, we cannot be certain that we will ever have sufficient resources to remediate this material weakness or that the compensating controls we have implemented will operate as expected or prevent future misstatements or errors in our financial reporting. Further, we cannot be certain that additional new material weaknesses will not be identified when we again test the effectiveness of our control systems in the future or that our remediation efforts will be or remain successful. If additional material weaknesses are identified or if we are unable to remediate our current material weakness, we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources, costly litigation or a loss of public confidence in our internal controls, which could have an adverse effect on the market price of our stock.

We currently take advantage of reduced disclosure and governance requirements applicable to smaller reporting companies, which could result in our Common Stock being less attractive to investors.
We have a public float of less than $250.0 million and therefore qualify as a smaller reporting company under SEC rules. As a smaller reporting company, we are able to take advantage of reduced disclosure requirements, such as simplified executive compensation disclosures and reduced financial statement disclosure requirements in our SEC filings. We are also not currently required to retain our independent auditors to attest to our internal controls. Decreased disclosures in our SEC filings due to our status as a smaller reporting company may make it harder for investors to analyze our results of operations and financial prospects. We cannot predict if investors will find our Common Stock less attractive if we rely on these exemptions. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for our Common Stock and our stock price may be more volatile. We may take advantage of the reporting exemptions applicable to a smaller reporting company until we are no longer a smaller reporting company, which status would end once we have a public float greater than $250.0 million. In that event, we could still be a smaller reporting company if our prior fiscal year’s annual revenues were below $100.0 million and we had a public float of less than $700.0 million.
We also take advantage of reduced disclosure and governance requirements applicable to emerging growth companies, which could result in our Common Stock being less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act. Emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. As an emerging growth company, we are not being required to comply with the auditor attestation requirements of Section 404, we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and we are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Additionally, as an emerging growth company, we have elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates. We cannot predict if investors will find our stock less attractive because we may rely on these provisions. If some investors find our stock less attractive as a result, there may be a less active trading market for our shares and our stock price may be more volatile.
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
The rules of The Nasdaq Capital Market require that we maintain a closing price for shares of our Common Stock of at least $1.00 per share under the “Minimum Bid Price Rule” and that we meet other requirements for continued listing which include, among other things, requirements that we maintain a market value of listed securities of at least $35 million or, alternatively, stockholders’ equity of at least $2.5 million, or, alternatively, annual net income from continuing operations of at least $500 thousand, as described in applicable listing requirements. As of the date of this Annual Report, the market value of our listed securities was less than $35 million, and we had not earned net income in excess of $500 thousand.
On November 26, 2025, we received a letter from the Staff of Nasdaq notifying us that we were not in compliance with the Stockholders’ Equity Requirement for continued listing on The Nasdaq Capital Market (the Notice) based on the information provided in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2025. In accordance with Nasdaq rules, we were provided 45 calendar days, or until January 10, 2026, to submit a plan to regain compliance with the Stockholders’ Equity Requirement (the Compliance Plan). Based on a subsequent notification from the Staff received on January 15, 2026, the Staff has deemed that we now conditionally comply with the Stockholders’ Equity Requirement, but if we fail to demonstrate the requisite $2.5 million in future Exchange Act reports, shares of our Common Stock may be subject to delisting.
In order to remain listed on the Nasdaq Capital Market, shares of our Common Stock must also satisfy the Minimum Bid Price Rule set forth in Nasdaq Listing Rule 5550(a)(2) which requires that the closing bid price for our Common Stock remain above $1.00 per share. From early December and until January 26, 2026, the closing bid price of our Common Stock was less than $1.00 per share.
On January 21, 2026, we filed an amendment to our Charter to implement a reverse stock split of our Common Stock at a ratio of one-for-28 (the January 2026 Reverse Stock Split) in an attempt to maintain compliance with the Minimum Bid Price Rule. However, we may ultimately fail to maintain long-term compliance with the Minimum Bid Price Rule. We previously effected two reverse stock splits in 2024 prior to receiving a letter from Nasdaq in September 2024 and another in February 2025. As of the date of this Annual Report, we have exceeded the limits imposed by Nasdaq on reverse stock splits should we again fail to comply with the Minimum Bid Price Rule. Generally, listed companies may not complete more than one reverse split in a year or reverse splits with a cumulative ratio in excess of 250 in a two-year period and still be eligible for a compliance period or additional time to comply with deficiencies in connection with the Minimum Bid Price Rule. If the closing price of shares of our Common Stock is less than $1.00 for 30 consecutive trading days, the shares of our Common Stock will be subject to delisting.
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
Any of these or the above circumstances could adversely affect our business, results of operation, prospects and the value of shares of our Common Stock. A delisting for any of the aforementioned reasons could materially affect our ability to raise capital, adversely affect our business and the price of our Common Stock.
The January 2026 Reverse Stock Split may have caused our stock price to decline relative to its value before the split and likely has reduced the liquidity of shares of our Common Stock.
We legally effected the January 2026 Reverse Stock Split on January 23, 2026 and, on January 26, 2026, our Common Stock began trading on a post-split basis. The January 2026 Reverse Stock Split may not result in a long-term sustained proportionate increase in the market price of our Common Stock. Additionally, the trading volume of our shares following the reverse stock splits completed since 2023 has varied, and shares of our Common Stock have been less liquid as a result of these reverse stock splits. It is likely that the liquidity of the shares of our Common Stock will be affected adversely by the January 2026 Reverse Stock Split given the reduced number of shares outstanding following the January 2026 Reverse Stock Split. There can be no assurance that the liquidity of our Common Stock will increase now, following any future stock splits or otherwise.
Changes in tax law could adversely affect our business.
The rules dealing with U.S. federal, state and local income taxation are constantly under review by the Internal Revenue Service (IRS), the U.S. Treasury Department and other governmental bodies. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our Common Stock. In recent years, many such changes have been made, including, most recently, under OBBBA, which President Trump signed into law on July 4, 2025, and changes are likely to continue to occur in the future. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations.
An active trading market for our Common Stock may not develop, and our stockholders may not be able to resell their shares of Common Stock for a profit, if at all.
An active trading market for our shares of Common Stock may never develop or be sustained. If an active market for our Common Stock does not develop or is not sustained, it may be difficult for our stockholders to sell their shares at an attractive price or at all.
If equity research analysts do not publish research or reports, continue to publish reports or publish unfavorable research or reports, about us, our business or our market, our stock price and trading volume could decline.
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
Certain provisions of our Charter and our amended and restated bylaws (Bylaws) and applicable provisions of Delaware law may delay or discourage transactions involving an actual or potential change in control or change in our management, including transactions in which stockholders might otherwise receive a premium for their shares, or transactions that our stockholders might otherwise deem to be in their best interests. The provisions in our Charter and Bylaws:
•limit who may call stockholder meetings;
•do not provide for cumulative voting rights;
•provide that all vacancies may be filled only by the affirmative vote of a majority of directors then in office, even if less than a quorum;

•provide that the Court of Chancery of the State of Delaware will be the exclusive forum for certain legal claims; and
•provide that the federal district courts of the United States of America will be the exclusive forum for legal claims under the Securities Act.
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
Furthermore, our Charter specifies that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any state law claim for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers, and employees to our or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL, our Charter or our Bylaws or (iv) any action asserting a claim that is governed by the internal affairs doctrine, in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. We believe these provisions provide increased consistency in the application of Delaware law and federal securities laws by chancellors and judges, as applicable, particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. However, these provisions may have the effect of discouraging lawsuits against our directors and officers. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in our Charter to be inapplicable or unenforceable in such action. This choice of forum provision does not preclude or contract the scope of exclusive federal jurisdiction for any actions brought under the Exchange Act. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction, and we do not intend for the exclusive forum provision to apply to Exchange Act claims. Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such a forum selection provision as written in connection with claims arising under the Securities Act. Additionally, this choice of forum provision will not apply to claims as to which the Court of Chancery of the State of Delaware does not have subject matter jurisdiction. The choice of forum provision in the Charter does not have the effect of causing our stockholders to have waived our obligation to comply with the federal securities laws and the rules and regulations thereunder.

Item 1B.    UNRESOLVED STAFF COMMENTS.
None.
Item 1C.    CYBERSECURITY.
Cybersecurity
We recognize the critical importance of maintaining the trust and confidence of patients, business partners and employees toward our business and are committed to protecting the confidentiality, integrity and availability of our business operations and systems. The Audit Committee of our Board (the Audit Committee) is actively involved in oversight of our risk management activities, and cybersecurity represents an important element of our overall approach to risk management. In general, we seek to address cybersecurity risks through a comprehensive approach that is focused on preserving the confidentiality, security and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.
Cybersecurity Risk Management and Strategy; Effect of Risk
We face risks related to cybersecurity such as unauthorized access, cybersecurity attacks and other security incidents, including as perpetrated by hackers and unintentional damage or disruption to hardware and software systems, loss of data, and misappropriation of confidential information. To identify and assess material risks from cybersecurity threats, we maintain a cybersecurity program to ensure our systems are effective and prepared for information security risks, including regular oversight of our programs for security monitoring for internal and external threats to ensure the confidentiality and integrity of our information assets. We consider risks from cybersecurity threats alongside other company risks as part of our overall risk assessment process. As discussed in more detail under “Cybersecurity Governance; Management” below, the Audit Committee provides oversight of our cybersecurity risk management and strategy processes, which are led by our Chief Financial Officer.
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

In the last three fiscal years, we have not experienced any material cybersecurity incidents and the expenses we have incurred from cybersecurity incidents were immaterial. This includes penalties and settlements, of which there were none. The Company does not believe that it has experienced any cybersecurity threats or incidents that have materially affected or that are reasonably likely to materially affect the Company or its operations.
Cybersecurity Governance; Management
Cybersecurity is an important part of our risk management processes and an area of focus for our Board and management. The Audit Committee is responsible for the oversight of risks from cybersecurity threats.
Our Audit Committee receives periodic updates from management about our cybersecurity threat risk management and strategy processes. Additionally, upon detection of a cybersecurity threat, our Audit Committee receives an update from management of our cybersecurity threat risk management and strategy processes, as well as the steps management has taken to respond to such identified cybersecurity threat. Our Board also receives prompt and timely information regarding any cybersecurity incident that meets establishing reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed

Our cybersecurity risk management and strategy processes, which are discussed in greater detail above, is managed by our Chief Financial Officer and supported by consultants with experience in managing information security, developing cybersecurity strategy, implementing effective information and cybersecurity programs as needed. As discussed above, the Chief Financial Officer reports to our Audit Committee about material cybersecurity threat risks.
Item 2.    PROPERTIES.
Our executive offices are located at 2223 Avenida de La Playa #208, La Jolla, CA 92037, where we lease approximately 1,100 square feet of office space under a lease that expires in March 2027. We believe that our facilities are adequate to meet our current needs.
Item 3.    LEGAL PROCEEDINGS.
We are not currently a party to any material legal proceedings, and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results or financial condition. From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Regardless of outcome, litigation can have a material adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors.
Item 4.    MINE SAFETY DISCLOSURES.
Not applicable.

PART II
Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information and Holders
Our Common Stock is currently listed on The Nasdaq Capital Market under the symbol “GRI.” As of January 29, 2026, there were 1,445,029 shares of Common Stock held by approximately 5 stockholders of record and no shares of preferred stock outstanding.
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
Our product candidate, GRI-0621, is an oral inhibitor of type 1 iNKT cells. GRI-0621 is also an oral formulation of tazarotene, a synthetic retinoid acid receptor-beta and gamma selective agonist, that is approved in the United States for topical treatment of psoriasis and acne. While there are no approved oral formulations of tazarotene, as of December 31, 2025, it has been evaluated in over 1,700 patients as an oral product for up to 52-weeks. We are developing GRI-0621 for the treatment of severe fibrotic lung diseases such as IPF, a life-threatening progressive fibrotic disease of the lung that affects approximately 140,000 people in the United States, with up to 40,000 new cases per year in the United States. Some estimate that IPF affects 3 million globally. While there are currently two approved therapies for the treatment of lung fibrosis, neither has been associated with improvements in overall survival, and both therapies have been associated with significant side effects leading to poor therapeutic adherence. In preliminary and topline data from our trials to date with GRI-0621, and earlier trials with oral tazarotene, we have observed GRI-0621 to be well-tolerated and to inhibit iNKT cell activity in subjects. We and others have shown that activated iNKT are upregulated in IPF, primary sclerosing cholangitis, metabolic dysfunction-associated steatohepatitis, alcoholic liver disease, SLE, MS, ulcerative colitis patients as well as other indications. In these patients activated iNKT cells are correlated with more severe disease.
We most recently evaluated GRI-0621 in a randomized, double-blind, multi-center, 2-arm Phase 2a clinical trial for the treatment of patients diagnosed with IPF. The primary endpoint for this Phase 2a trial was safety and tolerability of oral GRI-0621 as assessed by clinical labs, vital signs and adverse events after 12 weeks of treatment. Secondary endpoints were baseline changes in serum biomarkers, differentially expressed genes measured by ribonucleic acid sequencing (RNAseq), T cell receptor sequencing (TCRseq), and flow cytometry in PBMC samples collected at week six and week 12; an assessment of the PK of GRI-0621 at the week 12 visit of treatment (steady state); and a determination of the pharmacodynamic activity of oral GRI-0621 as measured by inhibition of immune cell activation in blood after six weeks and 12 weeks, and from BAL fluid after 12 weeks of treatment. Concurrently, a sub-study examined the number and activity of immune cells in BAL fluid in eight subjects (across various centers). Additional exploratory endpoints for the trial included assessment of the effect of GRI-0621 on pulmonary function at baseline and after six weeks and 12 weeks of treatment. 35 patients were enrolled in the trial and randomly assigned to a placebo arm and a GRI-0621 treatment arm, of which 19 patients completed treatment in the treatment arm and nine patients completed treatment in the placebo arm. Based on topline results available to date, the clinical trial met its primary endpoint and the secondary endpoints measured to date (as described below). Secondary and exploratory endpoints relating to additional flow cytometry data, TCRseq, and the pharmacodynamic activity of GRI-0621 are being evaluated as analyses become available.
No treatment related serious adverse events were reported for GRI-0621-treated subjects and adverse events were grade 2 (17%) or grade 3 (4%), with dry skin, dry lips, muscle and joint pain as the most common adverse events reported. There were no increases in cough (0% in the GRI-0621-treated arm compared to 25% in the placebo arm) or gastrointestinal disorders reported in the GRI-0621-treated arm compared to the placebo arm (diarrhea reported in 13% versus 33%, respectively). 80% of the subjects enrolled were taking background pirfenidone or nintedanib. No changes in liver enzymes, triglycerides or cholesterol were observed over 12 weeks in patients treated with GRI-0621 and standard of care.
Changes from baseline of serum biomarkers of type I, III and VI collagen in GRI-0621-treated subjects were suggestive of an anti-fibrotic effect, with decreases in biomarkers of fibrosis formation and increases in biomarkers of fibrosis resolution, including crosslinked type III collagen, observed after 12 weeks of treatment with GRI-0621. Changes from baseline in type IV collagen were suggestive of initiation of an alveolar basement membrane repair mechanism, an important step in repair of injured lung tissue. Reductions in neutrophil and macrophage activity (immune cell biomarkers upregulated in IPF and associated with disease progression) and downregulation of genes associated with fibrosis, disease progression and mortality were also observed in patients treated with GRI-0621 and standard of care.
Placebo-adjusted changes from baseline in FVC were observed to increase by 99 ml in the GRI-0621-treated arm and by 139 ml in the subset taking both GRI-0621 and standard of care compared to placebo plus standard of care. Breathing tests used to measure FVC are subject to large visit-to-visit variability and are dependent on the patient’s effort, often resulting in data outliers. To minimize the impact of outliers in this FVC dataset, a post hoc data analysis was performed excluding the data points with the largest gain or loss in FVC over 12 weeks from both arms. The results of this analysis demonstrated an increase in placebo-adjusted change from baseline in FVC of 54 ml in the GRI-0621-treated arm and an increase of 81 ml in the subset taking both GRI-0621 and standard of care. Overall, 39% of GRI-0621 treated subjects experienced an increase in FVC at 12 weeks compared to 80% of subjects who experienced a decline in FVC at 12 weeks in the placebo-treated arm. GRI-0621-treated subjects also demonstrated increased TCR expression after 12 weeks of treatment compared with baseline or placebo-treated subjects receiving standard of care, suggestive of iNKT inactivation following GRI-0621 treatment. T cell subsets demonstrated increased type 1-associated cytokines (IFN-γ) and reduced type 2 (IL-4 and IL-13) and type 3-associated cytokines (IL-17A and IL-22) in both BAL and PBMC samples. Similarly, TGF-β was observed to be reduced after 12 weeks of GRI-0621 treatment in T cell subsets (e.g. Treg and Treg-like), B cells, monocytes, macrophages and neutrophils in BAL and PBMC samples compared to baseline or placebo-treated subjects receiving standard of care. GRI-0621 treatment also improved expression of genes associated with lung injury, fibroblast differentiation, extracellular matrix deposition, basement membrane repair, and type II alveolar epithelial cell-to-type I alveolar epithelial cell transition. The RNAseq data is supportive of and consistent with earlier reported serum biomarker and flow cytometry data.

Final results from this trial will be used to determine dose, safety sample size, clinically relevant endpoints and clinical trial duration in communication with the FDA in designing future trials. Based on these results and subject to FDA clearance and obtaining the requisite additional funding or resources we plan to initiate (either ourselves or with a strategic partner) a Phase 2b trial that could support an application for conditional approval of GRI-0621 in the European Union and could have the potential to be regarded as a registrational trial in the United States.

Our product candidate portfolio also includes GRI-0803 and a proprietary library of 500+ compounds. GRI-0803, the lead molecule selected from the library, is a novel oral agonist of type 2 diverse Natural Killer T cells and would be developed for the treatment of autoimmune disorders, with much of our preclinical work in SLE or lupus and MS. In lupus, the immune system mistakenly attacks its own healthy tissues, especially joints and skin, but can affect almost every organ and tissue of the body. The condition can be fatal and often causes debilitating bouts of fatigue and pain that prevent nearly half of adult patients from working. Lupus affects between 160,000 - 200,000 patients in the United States, with around 80,000 – 100,000 patients in the United States suffering from kidney nephritis, one of the most serious manifestations of SLE, typically within five years of diagnosis. There is no cure for lupus, but medical interventions and lifestyle changes can help control it. SLE treatment consists primarily of immunosuppressive drugs that inhibit the activity of the immune system. Only two drugs have been approved for lupus in the past 50 years, and new treatment options are sorely needed. In order to focus our resources on our GRI-0621 program, we previously limited our development of GRI-0803 pending additional funding. We intend to complete IND-enabling studies and file an IND application to evaluate GRI-0803 in a Phase 1a and 1b trial in healthy volunteers in 2026. We expect to continue to evaluate indications to select the best fit for further development of the program, but our initial focus would be on lupus.
Recent Developments
Reverse Stock Splits
On January 15, 2026, our stockholders approved the January 2026 Reverse Stock Split within a range of not less than one-for-two and not more than one-for-30, and our Board subsequently approved the January 2026 Reverse Stock Split at the ratio of one-for-28. Following these approvals, we filed an amendment to our Charter with the Secretary of State of the State of Delaware to effect the January 2026 Reverse Stock Split as of 4:01 p.m. Eastern Time on January 23, 2026. Shares of our Common Stock began trading on a post-split basis on January 26, 2026. The January 2026 Reverse Stock Split had the effect of reducing the aggregate number of outstanding shares of Common Stock from 15,960,229 outstanding shares on a pre-reverse split basis as of January 23, 2026 to a total of 570,002 shares outstanding on a post-reverse split basis as of January 23, 2026.
Previously, on January 29, 2024, we effected a reverse stock split of our Common Stock at a ratio of one-for-seven, on June 17, 2024, we effected a reverse stock split of our Common Stock at a ratio of one-for-13 and on February 21, 2025 we effected a reverse stock split of our Common stock at a ratio of on-for seventeen.
Unless otherwise noted, all financial information, share numbers, option numbers, warrant numbers, other derivative security numbers and exercise prices appearing in this Annual Report have been adjusted to give effect to the reverse stock splits described herein.
December 2025 Securities Purchase Agreement
On December 11, 2025, we entered into a securities purchase agreement (the December 2025 Purchase Agreement), pursuant to which we issued and sold, in a public offering (the December 2025 Offering), (i) 92,976 shares (the December 2025 Shares) of Common Stock, (ii) 287,977 pre-funded warrants (the December 2025 Pre-Funded Warrants) exercisable for an aggregate of 287,977 shares of Common Stock and (iii) 380,962 Series F common warrants (the Series F Common Warrants) exercisable for an aggregate of 380,962 shares of Common Stock. The securities were offered in combinations of (a) one December 2025 Share or one December 2025 Pre-Funded Warrant, together with (b) one Series F Common Warrant, for a combined purchase price of $21.00 (less $0.0028 for each December 2025 Pre-Funded Warrant).
The December 2025 Pre-Funded Warrants were exercisable for one share of Common Stock at a price of $0.0028 per share, were exercisable immediately and expired when exercised in full. The Series F Common Warrants are exercisable into one share of Common Stock at a price per share of $21.00 and are immediately exercisable. The Series F Common Warrants will expire on December 12, 2030. As of December 31, 2025, all of the December 2025 Pre-Funded Warrants have been exercised.
H.C. Wainwright & Co., LLC (Wainwright) acted as the exclusive placement agent in the December 2025 Offering. Pursuant to an engagement agreement, we issued to Wainwright, or its designees, warrants to purchase up to an aggregate of 26,667 shares of Common Stock (the December 2025 PA Warrants). The December 2025 PA Warrants have an exercise price of $26.25 per share, will expire on December 12, 2030 and are currently exercisable.

April 2025 Securities Purchase Agreement
On April 1, 2025, we entered into a securities purchase agreement (the April 2025 Purchase Agreement), pursuant to which we issued and sold, in a public offering (the April 2025 Offering), (i) 7,214 shares (the April 2025 Shares) of Common Stock, (ii) 42,389 pre-funded warrants (the April 2025 Pre-Funded Warrants) exercisable for an aggregate of 42,389 shares of Common Stock, (iii) 49,605 Series E-1 common warrants (the Series E-1 Common Warrants) exercisable for an aggregate of 49,605 shares of Common Stock, and (iv) 49,605 Series E-2 common warrants (the Series E-2 Common Warrants) exercisable for an aggregate of 49,605 shares of Common Stock, and (v) 49,605 Series E-3 common warrants (the Series E Common Warrants, and together with the Series E-1 Common Warrants and the Series E-2 Common Warrants, the Series E Warrants) exercisable for an aggregate of 49,605 shares of Common Stock. The securities were offered in combinations of (a) one April 2025 Share or one April 2025 Pre-Funded Warrant, together with (b) one Series E-1 Common Warrant, one Series E-2 Common Warrant and one Series E-3 Common Warrant, for a combined purchase price of $100.80 (less $0.0028 for each April 2025 Pre-Funded Warrant).
The April 2025 Pre-Funded Warrants were exercisable for one share of Common Stock at a price of $0.0028 per share, were exercisable immediately and expired when exercised in full. Each Series E Common Warrant is exercisable into one share of Common Stock at a price per share of $89.60 and is immediately exercisable. The Series E-1 Common Warrants will expire on April 2, 2030. The Series E-2 Common Warrants will expire on October 2, 2026. The Series E-3 Common Warrants expired on January 2, 2026. As of December 31, 2025, all of the April 2025 Pre-Funded Warrants have been exercised.
Wainwright acted as the exclusive placement agent in the April 2025 Offering. Pursuant to an engagement agreement, we issued to Wainwright, or its designees, warrants to purchase up to an aggregate of 3,474 shares of Common Stock (the April 2025 PA Warrants). The April 2025 PA Warrants have an exercise price of $126.00 per share, will expire on April 1, 2030 and are currently exercisable.
October 2024 Repricing Letter Agreements
On October 21, 2024, we entered into letter agreements (the Repricing Letter Agreements) with certain holders (the Holders) of our issued and outstanding Series B-1 Common Warrants and Series B-2 Common Warrants to purchase an aggregate of 1,602 shares of our Common Stock, offering these Holders the opportunity to exercise all of their Series B Common Warrants for cash at an exercise price equal to $476.00 per share. In addition, these Holders received new unregistered Series D-1 Common Warrants exercisable for up to an aggregate of 1,604 shares of Common Stock and new unregistered Series D-2 Common Warrants exercisable for up to an aggregate of 1,604 shares of Common Stock. The Series D Common Warrants are immediately exercisable and have an exercise price of $476.00 per share. The Series D-1 Common Warrants expire on October 22, 2029, and the Series D-2 Common Warrants expire on April 22, 2026. We refer to this transaction as the “Warrant Repricing Transaction.”
Wainwright acted as the exclusive placement agent for the Warrant Repricing Transaction pursuant to an engagement agreement between us and Wainwright, dated as of October 21, 2024. In addition to a cash fee, management fee, and reimbursement of certain accountable and non-accountable expenses, we also issued to Wainwright or its designees warrants to purchase up to an aggregate of 114 shares of Common Stock (the October 2024 PA Warrants) as compensation for its placement agent services. The October 2024 PA Warrants are immediately exercisable, expire on October 22, 2029 and have an exercise price of $595.00 per share.
June 2024 Securities Purchase Agreement
On June 26, 2024, we entered into a securities purchase agreement (the June 2024 Purchase Agreement), pursuant to which we issued and sold, in a public offering (the June 2024 Offering), (i) 126 shares (the June 2024 Shares) of Common Stock, (ii) 4,466 pre-funded warrants (the June 2024 Pre-Funded Warrants) exercisable for an aggregate of 4,466 shares of Common Stock, (iii) 4,593 Series C-1 common warrants (the Series C-1 Common Warrants) exercisable for an aggregate of 4,593 shares of Common Stock, and (iv) 4,593 Series C-2 common warrants (the Series C-2 Common Warrants, and together with the Series C-1 Common Warrants, the Series C Common Warrants) exercisable for an aggregate of 4,593 shares of Common Stock. The securities were offered in combinations of (a) one June 2024 Share or one June 2024 Pre-Funded Warrant, together with (b) one Series C-1 Common Warrant and one Series C-2 Common Warrant, for a combined purchase price of $871.08 (less $0.0476 for each June 2024 Pre-Funded Warrant).
The June 2024 Pre-Funded Warrants have been exercised in full. Each Series C-1 Common Warrant is exercisable into one share of Common Stock at a price per share of $871.08 and expires on September 6, 2029. Each Series C-2 Common Warrant is exercisable into one share of Common Stock at a price per share of $871.08 and expires on March 6, 2026.
Wainwright acted as the exclusive placement agent in the June 2024 Offering. Pursuant to an engagement agreement, we issued to Wainwright, or its designees, warrants to purchase up to an aggregate of 324 shares of Common Stock (the June 2024 PA

Warrants). The June 2024 PA Warrants have an exercise price of $1,088.92 per share, will expire on June 26, 2029 and are currently exercisable.
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
As of December 31, 2025, we have sold 60,003 shares of our Common Stock in the ATM Offering at a weighted-average price of $102.75 per share, raising $6.2 million of gross proceeds and net proceeds of $5.9 million, after deducting commissions to the sales agent and other ATM Offering related expenses. On January 9, 2026, we filed a prospectus supplement to our registration statement on Form S-3 (File No. 333-279348) to increase the amount of shares of Common Stock that we may offer and sell under the Sales Agreement and applicable registration statement to an aggregate offering price of up to $7.4 million, which amount does not include the shares of Common Stock having an aggregate gross sales price of approximately $6.2 million that were sold under the ATM Offering through January 8, 2026, in accordance with the limitations set forth in Instruction I.B.6 of Form S-3. Since December 31, 2025, the Company has sold 947,342 shares of Common Stock with an aggregate gross sales price of $6,474.
February 2024 Securities Purchase Agreement
On February 1, 2024, we entered into a securities purchase agreement (the February 2024 Purchase Agreement), pursuant to which we issued and sold, in a public offering, (i) 53 shares (the February 2024 Shares) of Common Stock, (ii) 755 pre-funded warrants (the February 2024 Pre-Funded Warrants) exercisable for an aggregate of 755 shares of Common Stock, (iii) 809 Series B-1 Common Warrants exercisable for an aggregate of 809 shares of Common Stock, and (iv) 809 Series B-2 Common Warrants exercisable for an aggregate of 809 shares of Common Stock. The Series B Common Warrants together with the February 2024 Pre-Funded Warrants are referred to in this Annual Report as the February 2024 Warrants. The securities were offered in combinations of (a) one February 2024 Share or one February 2024 Pre-Funded Warrant, together with (b) one Series B-1 Common Warrant and one Series B-2 Common Warrant, for a combined purchase price of $6,806.80 (less $0.6188 for each February 2024 Pre-Funded Warrant).
The February 2024 Pre-Funded Warrants have been exercised in full. Each Series B-1 Common Warrant is exercisable into one share of Common Stock at a price per share of $6,806.80 and expires on February 6, 2029. Each Series B-2 Common Warrant is exercisable into one share of Common Stock at a price per share of $6,806.80 and expires on August 6, 2026.
In connection with the issuance of the February 2024 Shares and the February 2024 Warrants pursuant to the February 2024 Purchase Agreement, the exercise price of the Series A-1 Warrants was reduced to par, or $0.0001 per share, pursuant to the terms of the Series A-1 Warrants. All of the Series A-1 Warrants have been exercised in full.
Critical Accounting Policies
Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
While our significant accounting policies are described in more detail in the notes to our financial statements, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.
Accrued Research and Development
We have entered into various agreements with CROs and other service providers. Our research and development accruals are estimated based on the level of services performed, progress of the studies, and contracted costs. The estimated costs of research and development provided, but not yet invoiced, are included in accrued expenses on the balance sheet. If the actual timing of the performance of services or the level of effort varies from the original estimates, we will adjust the accrual accordingly. Payments made to third parties under these arrangements in advance of the performance of the related services are recorded as prepaid expenses and other current assets until the services are rendered.
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
Our research and development expenses have consisted primarily of costs related to our development program for our product candidate, GRI-0621. These expenses include:
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
Recently Adopted Accounting Pronouncements
In December 2023, FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in ASU 2023-09 are intended to enhance the transparency and decision usefulness of income tax disclosures through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 for public entities, with early adoption permitted. We have adopted the provisions of ASU 2023-09 and have included the required disclosures in this Annual Report.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07). This amended guidance applies to all public entities and aims to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. We have adopted the provisions of ASU 2023-07 and have included the required disclosures in this Annual Report.
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
Smaller Reporting Company Status
We are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of any fiscal year for so long as either (1) the market value of our shares of Common Stock held by non-affiliates does not equal or exceed $250.0 million as of the prior June 30th, or (2) our annual revenues did not equal or exceed $100.0 million during such completed prior fiscal year and the market value of our shares of Common Stock held by non-affiliates did not equal or exceed $700.0 million as of the prior June 30th. To the extent we take advantage of any reduced disclosure obligations, it may make comparison of our financial statements with other public companies difficult or impossible.
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
Results of Operations
Comparison of the Years Ended December 31, 2025 and 2024
The following table sets forth our results of operations for the year ended December 31, 2025 compared to the year ended December 31, 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Operating expenses:
Research and development	$6,819	$3,768
General and administrative	5,158	4,467
Total operating expenses	11,977	8,235
Loss from operations	(11,977)	(8,235)
Change in fair value of warrant liability	—	3
Interest income	21	25
Net loss	$(11,956)	$(8,207)
Research and Development Expenses
Research and development expenses were $6.8 million and $3.8 million for the years ended December 31, 2025 and 2024, respectively. The $3.0 million increase in research and development expenses was primarily due to increases of $2.9 million in expenses related to the registration development program of GRI-0621, $0.1 million in personnel expense, including stock-based compensation and a $0.1 million increase in consulting fees.

General and Administrative Expenses
General and administrative expenses were $5.2 million and $4.5 million for the years ended December 31, 2025 and 2024, respectively. The $0.7 million increase was primarily due to an increase of $0.7 million in personnel costs, including stock-based compensation expense.
Change in Fair Value of Warrant Liability
The change in fair value of $3,000 represents a decrease in the fair value of the warrants outstanding during the year ended December 31, 2025.
Interest Income
Interest income was $21,000 and $25,000 for the years ended December 31, 2025 and 2024, respectively.
Liquidity and Capital Resources
Since inception, we have incurred losses and expect to continue to incur losses for the foreseeable future. We incurred net losses of $12.0 million and $8.2 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $51.7 million.
We have financed our working capital requirements to date through the issuance of Common Stock, warrants, convertible notes and promissory notes. As of December 31, 2025, we had $8.2 million in cash and cash equivalents.
The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$(10,186)	$(8,611)
Investing activities	(3)	—
Financing activities	13,390	11,831
Net increase in cash and cash equivalents	$3,201	$3,220
Cash Flows from Operating Activities
For the years ended December 31, 2025 and 2024, $10.2 million and $8.6 million were used in operating activities, respectively. The $1.6 million decrease was primarily due to a $3.8 million increase in our net loss and decrease of $0.2 million in cash used for prepaid and other expenses and operating lease liabilities, offset by a $0.8 million increase in non-cash adjustments, including stock based compensation expense, and a $1.6 million decrease in cash used for the payment of accounts payable and accrued liabilities.
Cash Flows from Investing Activities
Net cash provided by investing activities was $3,000 for the year ended December 31, 2025, which was related to the purchase of computer equipment.
Cash Flows from Financing Activities
Net cash provided by financing activities was $13.4 million during the year ended December 31, 2025 and was primarily related to $13.0 million of proceeds from the April 2025 Purchase Agreement and the December 2025 Purchase Agreement and $2.6 million of proceeds from the ATM Offering. These proceeds were offset by $2.2 million in stock issuance costs.
Net cash provided by financing activities was $11.8 million for the year ended December 31, 2024 and was primarily due to of $9.5 million from the February 2024 Purchase Agreement and the June 2024 Purchase Agreement, $3.6 million of proceeds from the ATM Offering and $0.8 million of proceeds from the exercise of certain Series B Common Warrants. These proceeds were offset by $2.0 million in stock issuance costs.
December 2025 Securities Purchase Agreement
For a description of the transactions contemplated by the December 2025 Securities Purchase Agreement, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — December 2025 Securities Purchase

Agreement.” The net proceeds from the offering were $6.3 million, after deducting placement agent fees and offering expenses of $1.7 million.
April 2025 Securities Purchase Agreement
For a description of the transactions contemplated by the April 2025 Securities Purchase Agreement, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — April 2025 Securities Purchase Agreement.” The net proceeds from the offering were $4.0 million, after deducting placement agent fees and offering expenses of $1.0 million.
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
May 2024 At The Market Offering
For a description of the May 2024 At The Market Offering, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — May 2024 At The Market Offering.” As of December 31, 2025, we have sold 60,003 shares of our Common Stock in the ATM Offering at a weighted-average price of $102.75 per share, raising $6.2 million of gross proceeds and net proceeds of $5.9 million, after deducting commissions to the sales agent and other ATM Offering related expenses.
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
Future Funding Requirements
Our net losses were $12.0 million and $8.2 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had $8.2 million in cash and an accumulated deficit of $51.7 million. We expect to devote substantial financial resources to our planned activities, particularly as we prepare for, initiate, and conduct our planned development of GRI-0803 (and, subject to obtaining additional capital and resources, GRI-0621), advance our discovery programs and continue our product development efforts. In addition, we expect to incur additional costs associated with operating as a public company.
Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to fund our currently planned operating expenses and capital expenditure requirements into the first quarter of 2027. In particular, these estimates assume only the commencement of preliminary work towards the initiation of a Phase 2b trial of GRI-0621; we would require substantial additional capital or resources in order to complete a Phase 2b clinical trial of GRI-0621.
We intend to raise capital through additional issuances of equity securities and/or short-term or long-term debt arrangements, and potentially through strategic partner and collaboration agreements, but there can be no assurances any such financing, collaborations or partnering opportunities will be available when needed on acceptable terms, or at all, even if our research and development efforts are successful. If we are unable to secure adequate additional funding when needed or on acceptable terms, we will need to reevaluate our operating plans and may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, delay, scale back or eliminate some or all of our development programs, or relinquish rights to our technology on less favorable terms than we would otherwise choose or cease operations entirely. These actions could materially impact our business, results of operations and future prospects and the value of shares of our Common Stock. In addition, attempting to secure additional financing may divert the time and attention of management from day-to-day activities and distract from our discovery and product development efforts. As a result, there is substantial doubt about our ability to continue as a going concern. We expect to continue to incur significant and increasing operating losses at least for the foreseeable future. We do not expect to generate product revenue unless and until we successfully complete development, obtain regulatory approval for and successfully commercialize our current, or any future, product candidates.
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
Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
On April 11, 2025, the audit committee dismissed Sadler Gibb & Associates LLC (Sadler) as our independent registered public accounting firm. The dismissal was not related to any disagreement with Sadler on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.
The reports of Sadler on our financial statements as of and for the fiscal years ended December 31, 2024 and 2023 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except for the explanatory paragraph relating to our ability to continue as a going concern contained in such reports.
During the fiscal years ended December 31, 2024 and 2023 and during the interim period through April 11, 2025, there were (a) no disagreements within the meaning of Item 304(a)(1)(iv) of Regulation S-K between us and Sadler on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, any of which, if not resolved to the satisfaction of Sadler, would have caused Sadler to make reference thereto in their reports, and (b) no “reportable events” within the meaning of Item 304(a)(1)(v) of Regulation S-K, except for a material weakness in our internal control over financial reporting described above under the section “Risk Factors—Risks Related to Our Common Stock, Financing and Capital Requirements—Management has determined that our internal controls were not effective as of December 31, 2024, March 31, 2025, June 30, 2025, September 30, 2025 and December 31, 2025 due to a material weakness. We have remediated one material weakness and, resources permitting, plan to implement a plan to remediate the remaining material weakness. However, our efforts at remediation may be unsuccessful and the implementation of additional remediation is dependent upon additional resources and funding being available to us. If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.” No restatements of any prior periods were or have been required. The change in auditor was discussed among the audit committee and Sadler. We have authorized Sadler to respond fully and without limitation to all requests of WithumSmith+Brown, PC (Withum) concerning all matters related to periods audited by Sadler, including with respect to the subject matter of the material weakness described above.

Sadler furnished us with a letter addressed to the SEC stating whether it agrees with the statements made herein and, if not, stating the respects in which it does not agree. A copy of Sadler’s letter dated April 15, 2025 is attached as Exhibit 16.1 of this Annual Report.
On April 11, 2025, the audit committee appointed Withum as our independent registered public accounting firm for the fiscal year ending December 31, 2025. During our two most recent fiscal years ended December 31, 2024 and 2023, and during the interim period through April 11, 2025, neither we, nor anyone on our behalf, has consulted with Withum regarding any of the matters described in Items 304(a)(2)(i) and (ii) of Regulation S-K.

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
Our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a 15(e) and 15d 15(e) under the Exchange Act, as of the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2025 due to the material weakness described below.
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
Our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) have assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria established by the COSO in Internal Control-Integrated Framework (2013). These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Management’s assessment included documentation, evaluating and testing the design and operating effectiveness of its internal controls over financial reporting. Based upon management’s processes and assessments, as described above, management has concluded that, as of December 31, 2025, our internal controls over financial reporting were not effective as the result of a material weakness. A material weakness in an internal control is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

This material weakness is related to the inherent limitations of the accounting software used to prepare our financial statements and the limited number of accounting personnel we employ. As a result of these software limitations and the limited number of accounting personnel, we determined that we have insufficient segregation of duties over the initiation, approval and recording of certain financial transactions. While we have implemented multiple compensating controls to mitigate these limitations, management has concluded that these compensating controls are not sufficient to preclude a material weakness as a result of this insufficiency of segregation of duties. Thus, management determined that our internal controls over financial reporting were not effective as of December 31, 2025.
Management has evaluated, and continues to evaluate, avenues for mitigating this material weakness, such as the retention of additional accounting personnel and/or the procurement of alternative accounting software, but these avenues have been deemed to be impractical and prohibitively costly, due to the size of our organization and resources available at the current time. Management expects to continue to utilize the compensating controls in place to mitigate the segregation of duty weakness and will seek to improve on such controls as reasonably possible, until such time as our resources allow for further remediation.
Management does not believe that this control weaknesses has resulted in deficient financial reporting because each of our Chief Executive Officer and Chief Financial Officer is aware of his or her responsibilities under the SEC's reporting requirements and personally certifies our financial reports. Further, we have implemented a series of manual checks and balances to verify that the initiation, approval and recording of certain financial transactions in the current and prior reporting periods has been properly authorized and recorded. So, while management has identified certain material weaknesses in our system of internal control over financial reporting, management believes that it has taken reasonable and sufficient steps to ascertain that the financial information contained in this Annual Report is presented in accordance with GAAP.
Thus, notwithstanding this material weakness, we believe that our financial statements contained in this Annual Report on Form 10-K fairly present our financial position, results of operations and cash flows for the periods covered by this report in all material respects.
Remediation of Prior Material Weakness in Internal Control Over Financial Reporting
As previously disclosed in Item 9A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2024, our management identified a material weakness in our internal control over financial reporting related to the inaccurate computation of the non-cash deemed dividend associated with the repricing of the Series B Common Warrants in accordance with applicable GAAP guidance. This inaccurate computation, if it had remained undetected, would have resulted in a single-digit percentage error in the amount of the net loss attributable to holders of our Common Stock used to compute basic and diluted net loss per share of Common Stock. The amounts presented in our balance sheets, statements of changes in stockholders’ equity (deficit) and statements of cash flows were not affected. This adjustment was corrected prior to the finalization of our prior Annual Report on Form 10-K for the year ended December 31, 2024 and no restatements of any prior periods were required.
As of December 31, 2025, our management determined that this material weakness had been fully remediated. To remediate this material weakness, we implemented a plan which included the (i) continued engagement of third-party professionals with appropriate expertise in accounting and reporting under GAAP and SEC regulations who have adequate experience related to non-recurring debt and equity transactions and (ii) enhancement our documentation procedures related to the accounting treatment for such transactions. These third-party professionals now assist in reviewing the attendant calculations/ additional controls regarding the evaluation of non-recurring debt and equity transactions and assist in reviewing the documentation and related documentation procedures for such transactions. Our management also refined our processes for communicating with our auditor as to when our financial statements and related materials have passed through the Company’s internal control processes. As a result, our management has now determined that this material weakness has been remediated.
Attestation Report of the Registered Public Accounting Firm
This Annual Report does not include an attestation report of our registered public accounting firm due to an exemption provided by the JOBS Act for “emerging growth companies.”

Changes in Internal Control Over Financial Reporting
Except as disclosed above with respect to the remediation of the material weakness described above, there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B.    OTHER INFORMATION.
Rule 10b5-1 Trading Arrangements
During the three months ended December 31, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III
Item 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The following table sets forth certain information about our directors and our executive officers as of January 26, 2026.

Name	Age	Position
Executive Officers
W. Marc Hertz, Ph.D.	56	President, Chief Executive Officer and Director (Principal Executive Officer)
Leanne Kelly	49	Chief Financial Officer (Principal Financial and Accounting Officer)
Vipin Kumar, Ph.D.	66	Chief Scientific Officer
Albert Agro, Ph.D.	61	Chief Medical Officer

Non-Employee Directors
David Szekeres(1)(2)	52	Director, Chair of the Board
David Baker	62	Director
Camilla V. Simpson, M.Sc.(1)(2)(3)	54	Director
Roelof Rongen(1)(3)	60	Director
(1)Member of the audit committee.
(2)Member of the compensation committee.
(3)Member of the nominating and corporate governance committee.
Executive Officers
W. Marc Hertz, Ph.D., has served as our President and Chief Executive Officer and as a member of our Board since April 2023. He co-founded GRI Operations in 2009 and served as Chief Executive Officer and chairperson of its board of directors since its inception. In addition to his management positions, Dr. Hertz previously served on the boards of directors of GemVax AS from 2005 to 2009, Evozym Biologics Inc., from 2014 to 2018, and currently serves on the board of directors of Multimeric Biotherapeutics, a privately-held research and development biotechnology company, a position he has held since 2008. Dr. Hertz has also held several senior positions at companies in the biotechnology industry since 1998, including Pharmexa, Inc., Pharmexa A/S and Multimeric Biotherapeutics, Inc. Dr. Hertz received his undergraduate degree in biology from Bowdoin College and his Ph.D. in immunology and microbiology from the University of Colorado Medical School. We believe Dr. Hertz’s service as GRI Operations’ co-founder and Chief Executive Officer and his extensive experience in the biotechnology industry qualifies him to serve as a member of our Board.
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
Vipin Kumar (Chaturvedi), Ph.D., has served as our Chief Scientific Officer since April 2023. He co-founded GRI Operations in 2009 and, since its inception and until the date of the Merger, served as a member of its board of directors and as chairperson of its scientific advisory board. Dr. Kumar served as GRI Operations’ Chief Scientific Officer from 2009 to 2017 and from 2022 to April 2023. Dr. Kumar has served as a Professor of Medicine, Laboratory of Immune Regulation at the University of California, San Diego since April 2015. In 2015, Dr. Kumar co-founded Simomics, UK, a simulation software company and served as a non-executive director from 2015 to July 2022. Additionally, Dr. Kumar has served on the board of directors of Vidur Discoveries, LLC, a consulting company, since 2009. Dr. Kumar obtained his undergraduate degree in biology from the Kanpur University, India, his master’s in biochemistry, molecular biology and immunology from the Institute of Medical Education & Research, India, and his Ph.D. in biochemistry from the Indian Institute of Science, India.

Albert Agro, Ph.D., has served as our Chief Medical Officer since April 2023. He co-founded GRI Operations in 2009 and served as a consultant to GRI Operations with the title Chief Medical Officer from August 2017 until April 2023. Dr. Agro has been serving as the Chief Executive Officer of Jocasta Neuroscience Inc. since June of 2024. He has also served as President and Chief Executive Officer of Columbia Therapeutics Inc. since April 2021 and has over 20 years of experience in the biotechnology and pharmaceutical industries having held several senior clinical and development positions, including Chief Executive Officer of Sublimity Therapeutics Inc. from March 2018 to April 2021 and Chief Medical Officer at Cynapsus from June 2012 to September 2016. Dr. Agro received his Ph.D. in immunology from the Department of Medicine at McMaster University.
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

David Baker has served as a member of our Board from January 15, 2019 until August 23, 2019, and upon the consummation of the initial public offering of our Common Stock on February 12, 2021, he was again appointed as a director. He previously served as Vallon’s President and Chief Executive Officer from January 15, 2019 until April 12, 2023. Mr. Baker has also been serving as the President and Consultant of DB Biopharma Consulting LLC, a life science consulting company, since April 2023. He previously served as the Interim Chief Executive Officer and Chief Commercial Officer of Alcobra Ltd. (now known as Arcturus), where he oversaw the development of ADAIR. Prior to joining Alcobra Ltd., he worked at Shire Pharmaceuticals for 10 years, including as Vice President of Commercial Strategy and New Business in the Neuroscience Business Unit. In that role, Mr. Baker led the commercial assessment of neuroscience licensing opportunities, managed commercial efforts on pipeline central nervous system (CNS) products, and led the long-term strategic planning process. Previously, he served as Global General Manager for Shire’s Vyvanse® where he led the launch of Vyvanse and led global expansion efforts including successful establishment of a partnership in Japan and launches in Canada and Brazil. Prior to that, Mr. Baker served as Vice President of Marketing for all of Shire’s ADHD products. From 1990 through 2004, Mr. Baker worked at Merck & Co., where he held positions of increasing responsibility in marketing, sales, market research, and business development. In addition to his knowledge and experience with CNS medications, Mr. Baker’s expertise includes therapeutics for osteoporosis, migraine, and hyperlipidemia. He has been directly involved with the marketing of five medications with annual sales in excess of $1.0 billion each. Mr. Baker graduated Magna Cum Laude with a bachelor’s degree in Economics and Computer Science from Duke University. He earned a Master of Business Administration in Marketing from Duke’s Fuqua School of Business. Mr. Baker also serves on the board of directors of Benchworks, Inc., a private healthcare advertising agency. We believe that Mr. Baker’ service as Vallon’s President and Chief Executive Officer and his extensive expertise in the biotechnology industry qualifies him to serve as a member of our Board.
Roelof Rongen has served as a member of our Board since April 2023. He is a serial entrepreneur, company builder and Research and Development/Commercial Development leader with extensive experience across many therapeutic areas and functions. Mr. Rongen has served as Chief Executive Officer of Adolore BioTherapeutics, a gene-therapy company, since July 2022, Founder/Chief Executive Officer of Innovative Molecules since June 2019, and Managing Member of AsteRx Pharma Consulting since September 2018. In 2012, he founded and progressed Matinas BioPharma (omega-3 and lipid-crystal nano-particle drug delivery) into a public company (NYSE:MTNB) until his departure in March 2018. Mr. Rongen was integral to the development and commercialization of products such as Humira® and Lovaza®. Prior to founding Matinas BioPharma, Mr. Rongen served as Executive Vice President at Trygg Pharma from 2010 to 2012 where he facilitated Norway’s Aker Group’s entry into the prescription omega-3 business, and ultimate sale to FMC. Before Aker, Mr. Rongen was VP for IP and Portfolio Management at Reliant Pharmaceuticals (acquired by GlaxoSmithKline) where he in-licensed Lovaza® and led development and pre-launch activities. Earlier in his career, Mr. Rongen was Global Product Director for Humira® and other Immunology Programs at BASF Pharma (acquired by Abbott/Abbvie). Mr. Rongen started his professional career as a management consultant at Arthur D. Little’s Technology Innovation Management practice and as a biotechnology/pharmaceutical consultant at The Wilkerson Group (acquired by IBM). Mr. Rongen received a Master of Science in Engineering in Molecular Sciences (with Biotechnology/Bio-Process Technology focus) from Wageningen University in the Netherlands and a Master of Business Administration from the Kellogg Business School at Northwestern University. We believe that Mr. Rongen’s experience in the biopharmaceutical industry qualifies him to serve on our Board.
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
•the Class II directors are Roelof Rongen and Camilla V. Simpson, M.Sc., and their term expires at the annual meeting of stockholders to be held in 2028; and
•the Class III directors are W. Marc Hertz, Ph.D., and David Szekeres, and their term expires at the annual meeting of stockholders to be held in 2026.
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
Our audit committee assists our Board with its oversight of the integrity of our financial statements; our compliance with legal and regulatory requirements; the qualifications, independence and performance of the independent registered public accounting firm; the design and implementation of our financial risk assessment and risk management, including cybersecurity risk management. Among other things, our audit committee is responsible for reviewing and discussing with our management the adequacy and effectiveness of our disclosure controls and procedures. Our audit committee also discusses with our management and independent registered public accounting firm the annual audit plan and scope of audit activities, scope and timing of the annual audit of our financial statements, and the results of the audit, quarterly reviews of our financial statements and, as appropriate, initiates inquiries into certain aspects of our financial affairs.
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
Insider Trading Policy
We maintain an Insider Trading Policy that, among other things, generally prohibits all persons who are aware of material information about the Company that is not generally known or available to the public, including our officers, directors and employees, from engaging in transactions involving our shares (including transactions of our shares by or on behalf of the Company) without first obtaining pre-clearance of the transaction by following the procedures described in the Insider Trading Policy. This includes short sales, hedging of share ownership positions, and transactions involving derivative securities relating to our shares. This policy is included as Exhibit 19 to this Annual Report.
Item 11.  EXECUTIVE COMPENSATION.
Summary Compensation Table
Our named executive officers for the year ended December 31, 2025 were W. Marc Hertz, Ph.D., our President and Chief Executive Officer; Leanne Kelly, our Chief Financial Officer; and Vipin Kumar, Ph.D., our Chief Scientific Officer. The

following table summarizes information concerning the compensation awarded to, earned by, or paid for services rendered in all capacities by our named executive officers during the years ended December 31, 2025 and 2024.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Option Awards ($)(1)	Non-Equity Incentive Compensation ($)(2)	All Other Compensation ($)		Total ($)
W. Marc Hertz, Ph.D.	2025	575,900	—		274,738	158,373	18,209	(3)	1,027,219
President and Chief Executive Officer	2024	458,708	—		—	158,373	143		617,224
Leanne M. Kelly	2025	384,300	—		109,985	76,860	13,577	(4)	584,722
Chief Financial Officer	2024	342,417	50,000	(5)	—	76,860	143		469,420
Vipin Kumar, Ph.D.	2025	384,300	—		109,985	76,860	7,942	(6)	579,088
Chief Scientific Officer	2024	342,417	—		—	76,860	143		419,420
(1)Reflects the aggregate grant date fair value of stock options granted during the fiscal year calculated in accordance with FASB ASC Topic 718. These amounts do not necessarily correspond to the actual value that may be realized by the executive in connection with the option awards. The assumptions made in valuing the option awards reported in this column are described in the Company’s audited consolidated financial statements (Note 3. Summary of Significant Accounting Policies and Note 8. Stock Based Compensation) included in this Annual Report.
(2)The amounts in this column represent performance bonuses earned by the named executive officers in the year shown based upon the achievement of pre-established performance objectives. See “Executive Compensation — Elements of Compensation — Bonuses and Non-Equity Incentive Plan Compensation” below.
(3)Consists of $18,083 in matching contributions to Dr. Hertz’s account under the GRI Bio, Inc. 401K plan, and $126 in group term life insurance premiums paid on behalf of Dr. Hertz.
(4)Consists of $13,451 in matching contributions to Ms. Kelly’s account under the GRI Bio, Inc. 401k plan, and $126 in group term life insurance premiums paid of behalf of Ms. Kelly.
(5)Pursuant to her employment agreement, Ms. Kelly was paid a retention bonus of $50,000 on April 21, 2024.
(6)Consists of $7,846 in matching contributions to Dr. Kumar’s account under the GRI Bio, Inc. 401k plan and $96 group term life insurance premiums paid on behalf of Dr. Kumar.
Elements of Compensation
2025 Base Salaries
Effective August 1, 2024, the base salaries of Dr. Hertz, Ms. Kelly and Dr. Kumar were increased to $575,900, $384,300 and $384,300, respectively.

Bonuses and Non-Equity Incentive Plan Compensation
Dr. Hertz, Ms. Kelly and Dr. Kumar are each eligible to receive a discretionary annual performance bonus with a target bonus equal to 55%, 40% and 40% of their then current base salary, respectively. For the fiscal year ended December 31, 2025, based on the achievement level of performance objectives, the Board awarded an annual performance bonus of $158,373 to Dr. Hertz and $76,860 to each of Ms. Kelly and Dr. Kumar.
Option Awards Granted During 2025
On January 23, 2025, the Board granted 272 incentive stock options to purchase our Common Stock to Dr. Hertz and 91 incentive stock options to purchase our Common Stock to each of Ms. Kelly and Dr. Kumar with an exercise price of $326.48 per share which was equal to the closing price of our Common Stock on the date of grant. The shares underlying these options vested at the time of grant.
On August 26, 2025, the Board granted 953 incentive stock options to purchase our Common Stock to Dr. Hertz and 423 incentive stock options to purchase our Common Stock to each of Ms. Kelly and Dr. Kumar with an exercise price of $39.48 per share which was equal to the closing price of our Common Stock on the date of grant. An aggregate of 1,166 options vested at the time of grant. The unvested options will vest on a quarterly vesting schedule over three years from the date of grant, subject to the holder’s continued service to the Company.
On September 18, 2025, the Board granted 3,680 incentive stock options to purchase our Common Stock to Dr. Hertz and 1,543 incentive stock options to purchase our Common Stock to each of Ms. Kelly and Dr. Kumar with an exercise price of $54.04 per share which was equal to the closing price of our Common Stock on the date of grant. An aggregate of 4,867 options vested at the time of grant. The unvested options will vest on a quarterly vesting schedule over three years from the date of grant, subject to the holder’s continued service to the Company.
Pension Benefits
We do not have any qualified or non-qualified defined benefit plans or profit-sharing plans.

Non-qualified Deferred Compensation
We do not maintain any non-qualified defined contribution plans or other deferred compensation plans.
Employee Benefits
Our named executive officers participate in employee benefit programs available to our employees generally, including medical, vision and dental insurance and a tax-qualified 401(k) plan.
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
Our named executive officers are also entitled to participate in all of our retirement and group welfare plans, subject to the terms and conditions applicable to such plans. Further, each named executive officer's employment agreement contains restrictive covenants relating to non-disclosure of confidential information, mutual non-disparagement and assignment of inventions provisions. The employment agreement with Ms. Kelly also includes non-competition and non-solicitation provisions.
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
Vipin Kumar, Ph.D.
Pursuant to his employment agreement with us, if Dr. Kumar’s employment were terminated by us without cause or terminated by Dr. Kumar for good reason, in either case not in connection with a change in control, then Dr. Kumar would be entitled to the following severance benefits:
•continued base salary for a period of nine months, plus a pro-rated bonus for the year of termination, based on actual performance results for the entire year, and provided he was employed for at least six months during that year; and
•subsidized premiums for COBRA continuation coverage for a period of nine months (or such earlier date that he obtains alternative coverage).
Pursuant to his employment agreement with us, if Dr. Kumar’s employment were terminated by us without cause or terminated by Dr. Kumar for good reason, in either case within the one-year period following a change in control transaction, then Dr. Kumar would be entitled to the following severance benefits:
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
Outstanding Equity Awards at Fiscal Year-End
Stock Option Awards
The following table sets forth the outstanding stock option awards as of December 31, 2025, held by our named executive officers, on an award-by-award basis, setting forth the total number of shares underlying each stock option award that are (i)

exercisable, but not yet exercised, (ii) unexercisable and not yet exercised, and (iii) total aggregate amount underlying each award.

	Option Awards
Name	Number of Securities Underlying Unexercised, Options (#) Exercisable	Number of Securities Underlying Unexercised, Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
W. Marc Hertz, Ph.D.	272	—		—	326.48	1/23/2035
President and Chief Executive Officer	662	291	(1)	—	39.48	8/26/2035
	2,810	870	(2)	—	54.04	9/18/2035

Leanne M. Kelly	—	1	(3)	—	65,840.32	9/22/2033
Chief Financial Officer	91	—		—	326.48	1/23/2035
	278	145	(4)	—	39.48	8/26/2035
	1,107	436	(5)	—	54.04	9/18/2035

Vipin Kumar, Ph.D.	91	—		—	326.48	1/23/2035
Chief Scientific Officer	278	145	(4)	—	39.48	8/26/2035
	1,107	436	(5)	—	54.04	9/18/2035
__________________
(1)Represents option to purchase shares of our Common Stock granted on August 26, 2025, 662 shares underlying this option vested in full on the date of grant and the remaining 291 options, subject to continued service, vest in 12 substantially equal quarterly installments thereafter such that the stock option is fully vested on the third anniversary of the date of grant.
(2)Represents option to purchase shares of our Common Stock granted on September 18, 2025, 2,810 shares underlying this option vested in full on the date of grant (September 18, 2025) and the remaining 870 options, subject to continued service, vest in 12 substantially equal quarterly installments thereafter such that the stock option is fully vested on the third anniversary of the date of grant.
(3)Represents an option to purchase shares of our Common Stock granted on September 22, 2023.The shares underlying this stock option award vested 25% on the first anniversary of the date of grant and vests, subject to continued service, 2.083% (1/48th of such shares) on each subsequent month thereafter.
(4)Represents option to purchase shares of our Common Stock granted on August 26, 2025, 278 shares underlying this option vested in full on the date of grant and the remaining 145 options vest, subject to continued service, in 12 substantially equal quarterly installments thereafter such that the stock option is fully vested on the third anniversary of the date of grant.
(5)Represents option to purchase shares of our Common Stock granted on September 18, 2025, 1,107 shares underlying this option vested in full on the date of grant and the remaining 436 options vest, subject to continued service, in 12 substantially equal quarterly installments thereafter such that the stock option is fully vested on the third anniversary of the date of grant.
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
Our amended and restated non-employee director compensation program provides that each non-employee Board member will receive the following compensation:
•An annual cash retainer of $40,000 for service on the Board, an annual cash retainer of $7,500 for service on the audit committee, an annual cash retainer of $6,000 for service on the compensation committee and an annual cash retainer of

$5,000 for service on the nominating and corporate governance committee, which the non-employee director may instead elect to receive any of the annual retainers in an award of a stock option in lieu of cash, provided that the compensation committee determines in its discretion that a sufficient number of shares remain available for issuance pursuant to the A&R 2018 Plan or pursuant to any then-effective equity incentive plan.
•Non-employee directors who are first appointed or elected to the Board will receive an initial stock option grant to purchase a number of shares of our Common Stock equal to the quotient obtained by dividing $100,000 by the closing price of our Common Stock on the date of such director’s initial election or appointment, provided, however, in no event will the number of shares underlying such grant exceed 0.36% of our issued and outstanding shares of Common Stock on such grant date, which generally will vest in quarterly installments over three years.
•A non-employee director who (i) is serving on the Board as of the date of any annual meeting of our stockholders after August 11, 2025 and has been serving as a non-employee director for at least six months as of the date of such meeting, and (ii) will continue to serve as a non-employee director immediately following such meeting, shall be automatically granted an option grant to purchase a number of shares of Common Stock equal to the quotient obtained by dividing $50,000 (or for the Chairperson or the Board, $83,333) by the closing price of the Common Stock on the date of such annual meeting rounded down to the nearest whole share; provided, however, in no event will the number of shares underlying such grant exceed 0.18% (or, for the Chairperson of the Board, 0.3%) of the issued and outstanding shares of Common Stock on such grant date. Such options generally will vest in quarterly installments over one year. Notwithstanding the foregoing, the directors did not receive stock options on the date of the 2024 annual meeting of our stockholders, and in lieu thereof, in January 2025, the directors, other than the chairman of the Board, received options to purchase an aggregate of 189 shares of Common Stock and the chairman of the Board received options to purchase 109 shares of Common Stock, all of which vested at the time of grant.
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
A non-employee director may instead elect to receive annual retainer for serving as a chairperson in an award of a stock option in lieu of cash.
Director Compensation
The following table provides information on compensation paid to our non-employee directors in 2025:

	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)	Total ($)
David Baker	40,000	66,690	106,690
Roelof Rongen	57,500	66,690	124,190
Camilla V. Simpson, M.Sc.	64,500	66,690	131,190
David Szekeres	91,000	113,173	204,173
(1) Reflects the aggregate grant date fair value of stock options granted during the fiscal year calculated in accordance with FASB ASC Topic 718. These amounts do not necessarily correspond to the actual value that may be realized by the executive in connection with the option awards. The assumption made in valuing the option awards reported in this column are described in the Company’s audited consolidated financial statements (Note 3. Summary of Significant Accounting Policies and Note 9. Stock Based Compensation) included in this Annual Report. Following the 2025 annual meeting of stockholders, Messrs. Baker and Rongen and Ms. Simpson were granted a stock option to purchase 161 shares, and Mr. Szekeres was granted a stock option to purchase 269 shares, each with an exercise price equal to $36.40 The shares underlying the stock options vest subject to the director’s continued service through the applicable vesting dates.
(2) The following table shows the aggregate number of outstanding shares of Common Stock underlying outstanding option awards held by our non-employee directors as of December 31, 2025.

Name	Outstanding Option Awards
David Baker	1,281
Roelof Rongen	1,281
Camilla V. Simpson, M. Sc.	1,281
David Szekeres	2,169
Policies and Procedures Related to the Grant of Certain Equity Awards

We do not purposefully time our grants to coincide or be near in time to the release of material non-public information (MNPI), and we do not time the release of material nonpublic information based on equity award grant dates. However, from time to time, we may grant options close in time to the release of MNPI to the extent those options are being granted upon the hiring of new executive officers and in connection with annual grants being made as part of our director compensation policy, upon appointment of a new director and on an annual basis at each annual meeting.
Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table sets forth certain information known to us regarding beneficial ownership of our capital stock as of January 17, 2026 for:
•each person or group of affiliated persons known by us to be the beneficial owner of more than five percent of our capital stock;
•each of our named executive officers;
•each of our directors; and
•all of our executive officers, and directors as a group.
We have determined beneficial ownership in accordance with the rules and regulations of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power, and includes securities that the individual or entity has the right to acquire, such as through the exercise of stock options, within 60 days of January 17, 2026. Except as noted by footnote, and subject to community property laws where applicable, we believe, based on the information provided to us, that the persons and entities named in the table below have sole voting and investment power with respect to all Common Stock shown as beneficially owned by them.
The percentage of beneficial ownership in the table below is based on 536,747 shares of Common Stock deemed to be outstanding as of January 17, 2026.

	Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Number of Shares of Beneficial Ownership	Percentage of Total Common Stock
Greater Than 5% Stockholders
Intracoastal Capital LLC(1)	58,344	9.99%
Lincoln Alternative Strategies LLC(2)	42,776	7.97%
Directors and Named Executive Officers(3)
W. Marc Hertz, Ph.D.(4)	3,778	*
Leanne Kelly(5)	1,489	*
Vipin Kumar, Ph.D.(6)	1,492	*
David Baker(7)	1,004	*
Roelof Rongen(8)	1,004	*
Camilla V. Simpson, M.Sc.(8)	1,004	*
David Szekeres(9)	1,690	*
All directors and executive officers as a group (8 persons)(10)	11,464	2.09%
*Represents beneficial ownership of less than one percent of our outstanding Common Stock.
(1)Pursuant to a Schedule 13G filed on December 17, 2025 by Intracoastal Capital LLC (“Intracoastal”), Mitchell P. Kopin and Daniel B. Asher, consists of (i) 11,356 shares of Common Stock held by Intracoastal and (ii) 46,988 shares of Common Stock issuable upon exercise of Series F Common Warrants held by Intracoastal. The shares of Common Stock issuable upon exercise of the Series F Common Warrants are subject to limitations on exercise if such exercise would result in the holder beneficially owning more than 9.99% of our issued and outstanding Common Stock. The address of Mr. Kopin and Intracoastal is 245 Palm Trail, Delray Beach, Florida 33483. The address of Mr. Asher is 1011 Lake Street, Suite 311, Oak Park, Illinois 60301.
(2)Pursuant to a Schedule 13G filed on December 29, 2025, consists of 42,776 shares of Common Stock held by Lincoln Alternative Strategies LLC (“Lincoln”). The address of Lincoln is 404 Washington Ave., Suite 650, Miami Beach, FL 33139.
(3)Except as otherwise noted below, the address of the beneficial owner is c/o GRI Bio, Inc. 2223 Avenida de la Playa, Suite 208, La Jolla, CA 92037.
(4)Consists of (i) 8 shares of Common Stock and (ii) 3,770 shares of Common Stock issuable pursuant to stock options exercisable within 60 days of January 17, 2026.
(5)Consists of 1,489 shares of Common Stock issuable pursuant to stock options exercisable within 60 days of January 17, 2026.
(6)Consists of (i) 3 shares of Common Stock and (ii) 1,489 shares of Common Stock issuable pursuant to stock options exercisable within 60 days of January 17, 2026.
(7)Consists of 1,004 shares of Common Stock issuable pursuant to stock options exercisable within 60 days of January 17, 2026.
(8)Consists of 1,004 shares of Common Stock issuable pursuant to stock options exercisable within 60 days of January 17, 2026.
(9)Consists of 1,690 shares of Common Stock issuable pursuant to stock options exercisable within 60 days of January 17, 2026.
(10)Consists of (i) the shares of Common Stock described in footnotes (2) through (6) above and (ii) 3 shares of Common Stock held by Albert Agro, Ph.D.
Equity Compensation Plan Information
The following table sets forth information regarding our equity compensation plans as of December 31, 2025:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	15,032	$68.44	19,919 (2)
Equity compensation plans not approved by security holders	—	—	—
Total	15,032		19,919
__________________
(1)The number of shares of our Common Stock authorized under the A&R 2018 Plan automatically increases on January 1st of each year until the expiration of the A&R 2018 Plan, in an amount equal to four percent of the total number of shares of our Common Stock outstanding on December 31st of the preceding calendar year, subject to the discretion of our Board or compensation committee to determine a lesser number of shares shall be added for such year. This total does not reflect the automatic increase in the number of shares available for issuance under the A&R 2018 Plan that was effective on January 1, 2026 pursuant to the evergreen provisions.
(2)Includes shares of our Common Stock under the A&R 2018 Plan. For a description of this plan, refer below and to Note 8. “Stock Based Compensation” to the financial statements included in this Annual Report.

Description of Amended and Restated GRI Bio, Inc. 2018 Equity Incentive Plan, as Amended
On April 21, 2023, the stockholders of the Company approved the A&R 2018 Plan. On July 7, 2025, the Board approved an amendment to the A&R 2018 Plan to increase the amount of shares authorized for issuance thereunder by 14,285 shares, which was subsequently approved by the stockholders of the Company on August 13, 2025. The A&R 2018 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, performance units, performance shares, restricted stock units and other stock-based awards to our employees, directors and consultants. The purpose of the A&R 2018 Plan is to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to our employees, directors and consultants and to promote the success of our business. The A&R 2018 Plan provides for an annual increase on the first day of each calendar year beginning January 1, 2025 and ending on and including January 1, 2033, equal to the less of (x) 4% of the aggregate number of shares outstanding on the final day of the immediately preceding calendar year and (y) such smaller number of shares as is determined by the Board. The A&R 2018 Plan further authorizes the administrator to amend the exercise price and terms of certain awards thereunder.
As currently in effect, 34,951 shares of our Common Stock are reserved for issuance pursuant to the A&R 2018 Plan, of which 15,032 are subject to issued and outstanding awards.
Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The following is a summary of each transaction or series of similar transactions since January 1, 2024, to which we have been a party that:
•The amount involved exceeded or exceeds $120,000 or is greater than 1% of the average of our total assets as of December 31, 2025 and 2024; and
•any of our directors or executive officers, any holder of 5% of our capital stock or any member of their immediate family had or will have a direct or indirect material interest.
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
In addition, our amended and restated bylaws provide that:
•we will indemnify our directors, officers and, in the discretion of our Board, certain employees to the fullest extent permitted by the DGCL, as it now exists or may in the future be amended; and
•we will advance reasonable expenses, including attorneys’ fees, to our directors and, in the discretion of our Board, to our officers and certain employees, in connection with legal proceedings relating to their service for or on behalf of us, subject to limited exceptions.
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
Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Our independent registered public accounting firm is WithumSmith+Brown, PC, San Francisco, California, Auditor Firm ID: 100.
On April 11, 2025, the audit committee of the Board dismissed Sadler as our independent registered public accounting firm and appointed Withum as our independent registered public accounting firm for the fiscal year ending December 31, 2025. The dismissal was not related to any disagreement with Sadler on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.
The following table represents aggregate fees incurred for Withum services during the year ended December 31, 2025 by us.

December 31,
2025
Audit Fees (1)	$397,858
Audit Related Fees (2)	—
Tax Fees (3)	—
All Other Fees (4)	—
Total	$397,858
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
(4)All Other Fees represent the aggregate fees billed for all other products and services rendered by our independent registered public accounting firm other than the services reported in the other categories.
The following table represents aggregate fees incurred for Sadler services during the years ended December 31, 2025 and 2024 by us.

	December 31,
	2025	2024
Audit Fees (1)	$82,500	$194,325
Audit Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees (4)	—	—
Total	$82,500	$194,325
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
(4)All Other Fees represent the aggregate fees billed for all other products and services rendered by our independent registered public accounting firm other than the services reported in the other categories.
The audit committee will approve in advance the engagement and fees of the independent registered public accounting firm for all audit services and non-audit services, based upon independence, qualifications and, if applicable, performance. The audit committee may form and delegate to subcommittees of one or more members of the audit committee the authority to grant pre-approvals for audit and permitted non-audit services, up to specific amounts. All audit services provided by Withum and Sadler for the periods presented were approved by our audit committee and ratified by our Board.
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

PART IV
Item 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)The following documents are filed as part of this report:
(1)Financial Statements. The financial statements of the Company, together with the reports thereon of WithumSmith+Brown, PC and Sadler, Gibb & Associates LLC, independent registered public accounting firms, are included in this Annual Report beginning on page F-1.
(2)Financial Statement Schedules. All schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.
(3)Exhibits. See (b) below.
(b)Exhibits
The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report.

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Date	File Number
2.1△	Agreement and Plan of Merger, by and among the Company, Vallon, and Vallon Merger Sub, Inc., dated as of December 13, 2022.		8-K	12/13/22	001-40034
2.2	Amendment to Agreement and Plan of Merger, by and among the Company, Vallon, and Vallon Merger Sub, Inc., dated as of February 17, 2023.		S-4/A	02/24/23	333-268977
3.1	Amended and Restated Certificate of Incorporation, as amended.	X
3.2	Amended and Restated Bylaws.		8-K/A	05/26/23	001-40034
4.1	Specimen Common Stock Certificate.		S-1	10/23/20	333-249636
4.2△	Registration Rights Agreement, by and between Vallon and the investor party thereto, dated December 13, 2022.		8-K	12/13/22	001-40034
4.3	Form of Common Stock Purchase Warrant.		8-K	5/13/22	001-40034
4.4	Form of Amendment No. 1 to Common Stock Purchase Warrant.		8-K	07/26/22	001-40034
4.5	Form of Equity Warrant.		8-K	12/13/22	001-40034
4.6	Form of Exchange Warrant.		8-K	12/13/22	001-40034
4.7	Form of Senior Secured Note of GRI Bio Operations, Inc.		S-4	12/23/22	333-268977
4.8	Warrant to Purchase Stock issued to TEP Biotech, LLC, dated as of November 2, 2018.		S-4	12/23/22	333-268977
4.9	Warrant to Purchase Stock issued to TEP Biotech, LLC, dated as of December 3, 2019.		S-4	12/23/22	333-268977
4.10	Warrant to Purchase Stock issued to TEP Biotech, LLC, dated as of July 7, 2022.		S-4	12/23/22	333-268977
4.11	Warrant to Purchase Stock issued to Oppel Greeff, dated as of July 7, 2022.		S-4	12/23/22	333-268977
4.12	Form of Amendment to 2022 Warrant to Purchase Stock.		S-4/A	01/30/23	333-268977
4.13	Form of Series B-1 Common Warrant.		S-1/A	01/31/24	333-276025
4.14	Form of Series B-2 Common Warrant.		S-1/A	01/31/24	333-276025
4.15	Form of Placement Agent Warrant.		S-1/A	06/26/24	333-280323
4.16	Form of Series C-1 Common Warrant.		S-1/A	06/26/24	333-280323
4.17	Form of Series C-2 Common Warrant.		S-1/A	06/26/24	333-280323
4.18	Form of Placement Agent Warrant.		8-K	10/22/24	001-40034
4.19	Form of Series D-1 Common Warrant.		8-K	10/22/24	001-40034
4.20	Form of Series D-2 Common Warrant.		8-K	10/22/24	001-40034
4.21	Form of Placement Agent Warrant.		S-1	03/24/25	333-286072
4.22	Form of Pre-Funded Warrant.		S-1	03/24/25	333-286072
4.23	Form of Series E Warrant.		S-1	03/24/25	333-286072
4.24	Form of Placement Agent Warrant.		S-1	12/08/25	333-291999
4.25	Form of Pre-Funded Warrant.		S-1	12/08/25	333-291999
4.26	Form of Series F Warrant.		S-1	12/08/25	333-291999
4.27	Description of Securities.		10-K	03/15/25	001-40034
10.1#	Company's A&R 2018 Equity Incentive Plan, as Amended.		8-K	08/13/25	001-40034
10.2#	Form of Nonqualified Stock Option Agreement under the Company’s A&R 2018 Equity Incentive Plan.		S-1	10/23/20	333-249636
10.3#	Form of Incentive Stock Option Agreement under the Company’s A&R 2018 Equity Incentive Plan.		S-1	10/23/20	333-249636

10.4#	Form of Restricted Stock Unit Agreement under the Registrant’s Amended and Restated 2018 Equity Incentive Plan.		S-8	08/13/25	333-289593
10.5#	Amended and Restated Non-Employee Director Compensation Policy.		10-Q	08/14/25	8/14/2025
10.6	License Agreement, by and between the Company and MEDICE Arzneimittel Putter GmbH & Co. KG, dated as of January 6, 2020.		S-1	10/23/20	333-249636
10.7△	Form of Securities Purchase Agreement.		8-K	05/13/22	001-40034
10.8△	Amendment No. 1 to Securities Purchase Agreement, by and between Vallon and each purchaser identified on the signature pages thereto, dated as of July 25, 2022.		8-K	07/26/22	001-40034
10.9#	Consulting and Clinical Advisory Board Agreement, by and between the Company and Rohit Loomba, M.D., dated as of June 3, 2016.		S-4	12/23/22	333-268977
10.10#	Consulting and Scientific Advisory Board Agreement, by and between the Company and Vipin Kumar Chaturvedi, personally or through Vidur Discoveries LLC, dated as of October 31, 2018.		S-4	12/23/22	333-268977
10.11	Securities Purchase Agreement, by and between the Company and Altium Growth Fund, LP, dated as of December 13, 2022.		8-K	12/13/22	001-40034
10.12	Securities Purchase Agreement, by and among the Company, Vallon and Altium Growth Fund, LP, dated as of December 13, 2022.		8-K	12/13/22	001-40034
10.13	Omnibus Amendment to Securities Purchase Agreements, by and among the Company, GRI Bio Operations, Inc., and Altium Growth Fund, LP, dated as of February 17, 2023.		S-4	03/06/23	333-268977
10.14△
Lease Agreement, by and between La Jolla Shores Plaza, LLC and GRI Bio Operations, Inc., dated as of March 2, 2018, for that property located at 2223 Avenida de la Playa, Suite 208, La Jolla, California, 92037, as amended on February 16, 2021 and February 20, 2024.
			10-K	03/28/24	001-40034
10.15#	Form of Indemnification Agreement.		8-K	04/21/23	001-40034
10.16#	Employment Agreement, by and between GRI Bio Operations, Inc. and Marc Hertz, Ph.D., dated as of February 20, 2023.		S-4/A	02/24/23	333-268977
10.17#	Employment Agreement, by and between GRI Bio Operations, Inc. and Leanne M. Kelly, dated as of February 20, 2023.		S-4/A	02/24/23	333-268977
10.18#	Employment Agreement, by and between GRI Bio Operations, Inc. and Vipin Kumar Chaturvedi, dated as of February 20, 2023.		S-4/A	02/24/23	333-268977
10.19#	Separation Agreement, by and between the Company and David Baker, dated as of April 21, 2023.		8-K	04/21/23	001-40034
10.20#	Employment Agreement, by and between the Company and Albert Agro, Ph.D., dated as of July 1, 2023.		10-Q	08/14/23	001-40034
10.21△	Asset Purchase Agreement, by and between the Company and Aardvark Therapeutics, Inc., dated as of August 22, 2023.		8-K	08/23/23	001-40034
10.22△	Form of Securities Purchase Agreement.		S-1/A	01/31/24	333-276025
10.23	Form of Placement Agent Agreement.		S-1/A	01/31/24	333-276025
10.24△	Form of Securities Purchase Agreement.		S-1/A	06/26/24	333-280323
10.25	Form of Repricing Letter Agreement.		8-K	10/22/24	001-40034
10.26	At The Market Offering Agreement, dated May 20, 2024, by and between GRI Bio, Inc. and H.C. Wainwright & Co., LLC		8-K	5/20/24	001-40034
10.27△	Form of Securities Purchase Agreement.		S-1	03/24/25	333-286072
10.28△	Form of Securities Purchase Agreement.		S-1	12/08/25	333-291999
10.29	Engagement Letter, dated October 21, 2024, by and between GRI Bio, Inc. and H.C. Wainwright & Co., LLC, as amended on December 5, 2025.		S-1/A	12/9/25	333-291999
16.1	Letter from Sadler Gibb & Associates LLC, dated April 15, 2025.		8-K	04/15/25	001-40034
19.1	Insider Trading Policy.		10-K	03/15/25	001-40034
21.1	Subsidiaries.		S-1/A	12/04/23	333-274972
23.1	Consent of WithumSmith+Brown, PC.	X
23.2	Consent of Sadler Gibb and Associates, LLC.	X
24.1	Powers of Attorney for directors and certain executive officers (contained on the signature page).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.	X
32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
97.1	Clawback Policy.		10-Q	11/14/23	001-40034
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

GRI BIO, INC.

Date: January 30, 2026	By:	/s/ W. Marc Hertz, Ph.D.
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

Signature	Title	Date

/s/ W. Marc Hertz, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	January 30, 2026
W. Marc Hertz, Ph.D.

/s/ Leanne Kelly	Chief Financial Officer (Principal Financial and Accounting Officer)	January 30, 2026
Leanne Kelly

/s/ David Szekeres	Director, Chair of the Board	January 30, 2026
David Szekeres

/s/ David Baker	Director	January 30, 2026
David Baker

/s/ Roelof Rongen	Director	January 30, 2026
Roelof Rongen

/s/ Camilla V. Simpson, M.Sc.	Director	January 30, 2026
Camilla V. Simpson, M.Sc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
GRI Bio, Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of GRI Bio, Inc. (the "Company") as of December 31, 2025, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has an accumulated deficit at December 31, 2025 and, since inception, has incurred operating losses and negative cash flows from operations. The Company’s cash and cash equivalents as of December 31, 2025 are not sufficient to fund the Company’s planned operations for a period of twelve months from the date the consolidated financial statements are issued. Accordingly, the Company has determined that its planned operations raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2025.

San Francisco, California
January 29, 2026

PCAOB ID Number 100

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of GRI Bio, Inc.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of GRI Bio, Inc. (“the Company”) as of December 31, 2024, the related consolidated statement of operations, changes in stockholders’ equity (deficit), and cash flows for the year ended December 31, 2024 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ Sadler, Gibb & Associates, LLC
We served as the Company’s auditor from 2022 to 2024.
Draper, UT
March 14, 2025, except for the effect of the reverse stock split effected January 15, 2026, described in Note 1, as to which the date is January 29, 2026

GRI Bio, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$8,229	$5,028
Prepaid expenses and other current assets	363	587
Total current assets	8,592	5,615
Property and equipment, net	3	4
Operating lease right-of-use assets	71	120
Total assets	$8,666	$5,739

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,837	$897
Accrued expenses	750	691
Operating lease liabilities, current	56	48
Total current liabilities	2,643	1,636
Operating lease liabilities, non-current	15	71
Total liabilities	2,658	1,707

Commitments and contingencies (Note 10)

Stockholders' equity:
Common stock, $0.0001 par value; 250,000,000 shares authorized; 497,693 and 18,768 shares issued and outstanding as of December 31, 2025 and 2024, respectively	—	—
Additional paid-in-capital	57,704	43,772
Accumulated deficit	(51,696)	(39,740)
Total stockholders' equity	6,008	4,032
Total liabilities and stockholders' equity	$8,666	$5,739

See accompanying notes to consolidated financial statements.

GRI Bio, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024
Operating expenses:
Research and development	$6,819	$3,768
General and administrative	5,158	4,467
Total operating expenses	11,977	8,235
Loss from operations	(11,977)	(8,235)
Change in fair value of warrant liability	—	3
Interest income	21	25
Net loss	$(11,956)	$(8,207)
Deemed dividend on Series B Warrants	—	(1,911)
Net loss available to common stockholders	$(11,956)	$(10,118)
Net loss per share attributable to common stockholders, basic and diluted	$(121.80)	$(1,545.55)
Weighted-average common shares outstanding, basic and diluted	98,162	6,547

See accompanying notes to consolidated financial statements.

GRI Bio, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except shares)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2023	104	$—	$31,792	$(31,533)	$259
Stock-based compensation expense	—	—	148	—	148
Warrant exercise	6,855	—	666	—	666
Issuance of common stock	11,809	—	11,166	—	11,166
Net loss	—	—	—	(8,207)	(8,207)
Balance, December 31, 2024	18,768	$—	$43,772	$(39,740)	$4,032
Stock-based compensation expense	—	—	793	—	793
Fractional share adjustment	(5)	—	(1)	—	(1)
Issuance of common stock and prefunded warrants, net of issuance costs	430,555	—	10,750	—	10,750
Issuance of common stock	48,375	—	2,390	—	2,390
Net loss	—	—	—	(11,956)	(11,956)
Balance, December 31, 2025	497,693	$—	$57,704	$(51,696)	$6,008

See accompanying notes to consolidated financial statements.

GRI Bio, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(11,956)	$(8,207)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	4	4
Stock-based compensation expense	793	148
Change in fair value of warrant liability	—	(3)
Change in operating lease right of use assets	48	(105)
Change in operating assets and liabilities:
Prepaid expenses and other current assets	251	313
Accounts payable	663	(387)
Accrued expenses	59	(479)
Operating lease liabilities	(48)	105
Cash used in operating activities	(10,186)	(8,611)

Investing activities:
Purchase of property and equipment	(3)	—
Cash used in investing activities	(3)	—

Financing activities:
Proceeds from issuance of common stock in financing transactions	13,000	9,499
Proceeds from issuance of common stock under ATM facility	2,560	3,604
Proceeds from warrant exercise	—	762
Payment for fractional shares in connection with reverse stock split	(1)	(1)
Payment of deferred stock issuance costs	(2,169)	(2,033)
Cash provided by financing activities	13,390	11,831

Net increase in cash and cash equivalents	3,201	3,220
Cash and cash equivalents at beginning of year	5,028	1,808
Cash and cash equivalents at end of year	$8,229	$5,028

Supplemental disclosure or noncash activities:
Stock issuance costs included in accounts payable	$278	$—
Issuance of warrants for payment of stock issuance costs	$440	$287
See accompanying notes to consolidated financial statements

GRI Bio, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS
GRI Bio, Inc. (GRI or the Company), based in La Jolla, CA, was incorporated in Delaware in May 2009, which is the date of inception.
GRI is a clinical-stage biopharmaceutical company focused on discovering, developing, and commercializing innovative therapies that target serious diseases associated with dysregulated immune responses leading to inflammatory, fibrotic and autoimmune disorders. The Company’s goal is to be an industry leader in developing therapies to treat these diseases and to improve the lives of patients suffering from such diseases. The Company’s product candidate, GRI-0621, is an oral inhibitor of type 1 invariant Natural Killer T cells and is being developed for the treatment of severe fibrotic lung diseases such as idiopathic pulmonary fibrosis (IPF). The Company’s product candidate portfolio also includes GRI-0803 and a proprietary library of 500+ compounds. GRI-0803, the lead molecule selected from the library, is a novel oral agonist of type 2 diverse Natural Killer T cells and is being developed for the treatment of autoimmune disorders, with much of its preclinical work in Systemic Lupus Erythematosus Disease or lupus and multiple sclerosis (MS).
Reverse Stock Splits
On January 29, 2024, the Company effected a reverse stock split of its common stock at a ratio of one-for-seven (the January 2024 Reverse Stock Split). On June 17, 2024, the Company effected a reverse stock split of its Common Stock at a ratio of one-for-thirteen (the June 2024 Reverse Stock Split). On February 21, 2025, the Company effected a reverse stock split of its Common Stock at a ratio of one-for-seventeen (the February 2025 Reverse Stock Split). On January 23, 2026, the Company effected a reverse stock split of its common stock at a ratio of one-for-twenty-eight (the January 2026 Reverse Stock Split, and together with the February 2025 Reverse Stock Split, the January 2024 Reverse Stock Split and the June 2024 Reverse Stock Split, the Reverse Stock Splits). Unless otherwise noted, all references to share and per share amounts in these consolidated financial statements reflect the Reverse Stock Splits.
2. LIQUIDITY
These consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any significant revenues from operations since inception and does not expect to do so in the foreseeable future. The Company has incurred operating losses since its inception in 2009 and as a result has incurred $51,696 in accumulated deficit through December 31, 2025. The Company has financed its working capital requirements to date through the issuance of equity and debt securities. As of December 31, 2025, the Company had cash of approximately $8,229.
On February 1, 2024, the Company entered into a securities purchase agreement (the February 2024 Purchase Agreement), pursuant to which the Company issued and sold Common Stock, pre-funded warrants and common warrants in a public offering (the February 2024 Offering) for net proceeds of $4,389, after deducting offering expenses of $1,110.
On May 20, 2024, the Company entered into an At The Market Offering Agreement (the Sales Agreement) with H.C. Wainwright & Co., LLC (Wainwright), pursuant to which the Company may sell and issue, subject to the limitations in the Sales Agreement, up to $10.0 million shares of Common Stock from time to time through Wainwright as its sales agent (the ATM Offering). Under the Sales Agreement, Wainwright is entitled to compensation of 3.0% of the gross offering proceeds of all shares of Common Stock sold through it pursuant to the Sales Agreement. As of December 31, 2025, the Company has sold 60,003 shares of Common Stock in the ATM Offering at a weighted-average price of $102.75 per share, raising $6,165 of gross proceeds and net proceeds of $5,858, after deducting commissions to the sales agent and other ATM Offering related expenses.
On January 9, 2026, the Company filed a prospectus supplement to its registration statement on Form S-3 (File No. 333-279348) to increase the amount of shares of Common Stock that the Company may offer and sell under the Sales Agreement and applicable registration statement to an aggregate offering price of up to $7,380, which amount does not include the shares of Common Stock having an aggregate gross sales price of approximately $6,165 that were sold under the ATM Offering through January 8, 2026, in accordance with the limitations set forth in Instruction I.B.6 of Form S-3. Since December 31, 2025, the Company has sold 947,342 shares of Common Stock with an aggregate gross sales price of $6,474.

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
On October 21, 2024, the Company entered into letter agreements (the Repricing Letter Agreements) with certain holders (the Holders) of its issued and outstanding common warrants to purchase shares of its Common Stock, pursuant to which these Holders exercised their common warrants for cash at a reduced exercise price. In addition, these Holders received new unregistered common warrants. The net proceeds to the Company from the exercise of the common warrants were $608 after deducting placement agent fees and offering expenses of $154.

On April 1, 2025, the Company entered into a securities purchase agreement (the April 2025 Purchase Agreement), pursuant to which the Company issued and sold Common Stock, pre-funded warrants and common warrants, in a public offering (the April 2025 Offering), for net proceeds of $4,020, after deducting offering expenses of $979.

On December 12, 2025, the Company entered into a securities purchase agreement (the December 2025 Purchase Agreement), pursuant to which the Company issued and sold Common Stock, pre-funded warrants and common warrants, in a public offering (the December 2025 Offering), for net proceeds of $6,288 after deducting offering expenses of $1,711.

Based on the Company’s current operating plan, the Company believes that its existing cash and cash equivalents will be sufficient to fund its currently planned operating expenses and capital expenditure requirements into the first quarter of 2027. However, this estimate assumes that the Company only commences preliminary work towards the initiation of a Phase 2b trial of GRI-0621; the Company would not be able to complete a clinical trial of GRI-0621, which will require substantial additional capital or resources.
The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital to fund its business activities, including its research and development program. The Company intends to raise capital through additional issuances of equity securities and/or short-term or long-term debt arrangements and potentially through strategic partner and collaboration agreements, but there can be no assurances any such financing will be available when needed, even if the Company’s research and development efforts are successful. If the Company is not able to obtain additional financing on acceptable terms and in the amounts necessary to fully fund its future operating requirements, it may be forced to reduce or discontinue its operations entirely. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.
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

GRI Bio, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Cash and Cash Equivalents
Cash equivalents are highly-liquid investments that are readily convertible into cash with original maturities of three months or less when purchased and as of December 31, 2025 and 2024 included investment in money market funds. The Company maintains its cash and cash equivalent balances at domestic financial institutions. Bank deposits with US banks are insured up to $250 by the Federal Deposits Insurance Corporation. The Company had an uninsured cash balances of $7,443 and $4,257 at December 31, 2025 and 2024, respectively.
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
As of December 31, 2025, the Company’s financial instruments included cash, cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses and certain liability classified warrants. The carrying amounts reported in the consolidated balance sheets for cash, cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair value based on the short-term maturity of these instruments. The Company recognizes transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. At December 31, 2025, there were no financial assets or liabilities measured at fair value on a recurring basis other than the liability classified warrants.
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
The Company is required to revalue the May 2022 Warrants at each reporting date with any changes in fair value recorded in its statement of operations. The valuation of the May 2022 Warrants is considered under Level 3 of the fair value hierarchy due to the need to use assumptions in the valuation that are both significant to the fair value measurement and unobservable. The change in the fair value of the Level 3 warrant liability is reflected in the statement of operations for the year ended December 31, 2024. As of December 31, 2025 and 2024, the fair value of the warrant liability was immaterial.
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
Income Taxes
Income taxes are accounted for under the asset and liability method. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities and the expected benefits of net operating loss carryforwards. The impact of changes in tax rates and laws on deferred taxes, if any, applied during the period in which temporary differences are expected to be settled, is reflected in the Company's financial statements in the period of enactment. The measurement of deferred tax assets is reduced, if necessary, if, based on the weight of the evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized. As of December 31, 2025 and 2024, the Company concluded

GRI Bio, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

that a full valuation allowance was necessary for all of its net deferred tax assets. The Company had no amounts recorded for uncertain tax positions, interest or penalties in the accompanying consolidated financial statements.
Net Loss Per Common Share
Basic net loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during each period, plus the dilutive effect of common stock equivalents outstanding during each period, in accordance with ASC 260, Earnings Per Share.  As the Company had a net loss in each of the years ended December 31, 2025 and 2024, diluted net loss per common share is the same as basic net loss per common share for the period because the effects of potentially dilutive securities are antidilutive.
Common stock equivalents excluded from the diluted net loss per common share calculations are as follows:

	December 31,
	2025	2024
Stock options	15,032	1
Warrants	572,781	12,882
	587,813	12,883
Recently Adopted Accounting Pronouncements
In December 2023, FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09). The amendments in ASU 2023-09 are intended to enhance the transparency and decision usefulness of income tax disclosures through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 for public entities, with early adoption permitted. Management is currently evaluating the impact of this update on the Company’s financial statements. The Company has adopted the provisions of ASU 2023-09 and has included the required disclosures in this Annual Report. See Note 11 for additional disclosures.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07). This amended guidance applies to all public entities and aims to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company has adopted the provisions of ASU 2023-07 and has included the required disclosures in this Annual Report. See Note 9 for additional disclosures.
Recently Issued Accounting Pronouncements
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

GRI Bio, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

4. PROPERTY AND EQUIPMENT.

	December 31,
	2025	2024
Computer equipment	$24	$21
Furniture and fixtures	13	13
	37	34
Accumulated depreciation	(34)	(30)
	$3	$4
Depreciation expense related to property and equipment was $4 in each of the years ended December 31, 2025 and 2024.
5. LEASES.
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
The table below presents the operating lease assets and liabilities recognized on the Company's consolidated balance sheets:

		December 31,
	Balance Sheet Line Item	2025	2024
Non-current operating lease assets	Operating lease right-of-use asset	$71	$120
Operating lease liabilities:
Current operating lease liabilities	Operating lease liabilities, current	56	48
Non-current operating lease liabilities	Operating lease liabilities, non-current	15	71
Total operating lease liabilities		$71	$119
The Company’s lease generally does not provide an implicit rate, and therefore, the Company uses its incremental borrowing rate as the discount rate when measuring operating leases liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company used a discount rate of 12% for its operating lease. The operating lease has a remaining term of 1.25 years.
Future minimum lease payments are due as follows:

Year Ended December 31,
2026	$62
2027	15
Total	$77
Less: Imputed interest	6
Present value of operating lease liabilities	$71
Operating lease costs were $62 for each of the years ended December 31, 2025 and 2024, respectively. Operating lease costs are included within selling, general and administrative expenses on the consolidated statements of operations.
Cash paid for amounts included in the measurement of operating lease liabilities were $60 and $59 for the years ended December 31, 2025 and 2024, respectively. This amount is included in operating activities in the consolidated statements of cash flows.
The Company’s principal office is in La Jolla, CA, where it leases approximately 1,100 square feet of office space pursuant to a lease that expires in March 2027.

GRI Bio, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

6. ACCRUED EXPENSES.
Accrued expenses consisted of:

	December 31,
	2025	2024
Accrued expenses:
Research and development	$383	$342
General and administrative	31	12
Payroll and related	336	337
Total accrued expenses	$750	$691
7. STOCKHOLDERS EQUITY.
February 2024 Securities Purchase Agreement
On February 1, 2024, the Company entered into the February 2024 Purchase Agreement, pursuant to which the Company sold, in the February 2024 Offering, (i) 53 shares (the February 2024 Shares) of Common Stock, (ii) 755 pre-funded warrants (the February 2024 Pre-Funded Warrants) exercisable for an aggregate of 755 shares of Common Stock, (iii) 809 Series B-1 common warrants (the Series B-1 Common Warrants) exercisable for an aggregate of 809 shares of Common Stock and (iv) 809 Series B-2 common warrants (the Series B-2 Common Warrants, and together with the Series B-1 Common Warrants, the Series B Common Warrants) exercisable for an aggregate of 809 shares of Common Stock for net proceeds of $4,389, after deducting offering expenses of $1,110. The Series B Common Warrants together with the February 2024 Pre-Funded Warrants are referred to in this Annual Report as the “February 2024 Warrants.” The securities were offered in combinations of (a) one February 2024 Share or one February 2024 Pre-Funded Warrant, together with (b) one Series B-1 Common Warrant and one Series B-2 Common Warrant, for a combined purchase price of $6,806.80 (less $0.6188 for each February 2024 Pre-Funded Warrant).
Subject to certain ownership limitations, the February 2024 Warrants were exercisable upon issuance. Each February 2024 Pre-Funded Warrant was exercisable for one share of Common Stock at a price per share of $0.6188 and expired when exercised in full. Each Series B-1 Common Warrant is exercisable into one share of Common Stock at a price per share of $6,806.80 for a five-year period after February 6, 2024, the date of issuance. Each Series B-2 Common Warrant is exercisable into one share of Common Stock at a price per share of $6,806.80 for an 18-month period after February 6, 2024, the date of issuance. The February 2024 Warrants were classified as equity and the allocated fair value of $4,279 is included in additional paid-in capital. As of December 31, 2025, all of the February 2024 Pre-Funded Warrants have been exercised.
The Company determined that the amount paid for the February 2024 Pre-Funded Warrants approximates their fair value. The Black-Scholes option-pricing model was used to estimate the fair value of the Series B-1 Common and Series B-2 Common Warrants with the following weighted-average assumptions:

Volatility	156.3%
Expected term in years	1.63
Dividend rate	0.0%
Risk-free interest rate	4.65%
In connection with the issuance of the securities pursuant to the February 2024 Purchase Agreement, the exercise price of the Company’s previously outstanding Series A-1 common warrants (the Series A-1 Warrants) was reduced to par, or $0.0001, per share pursuant to the terms of the Series A-1 Warrants. As of December 31, 2025, all of the Series A-1 Warrants have been exercised.

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

GRI Bio, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

As of December 31, 2025, the Company has sold 60,003 shares of Common Stock in the ATM Offering at a weighted-average price of $102.75 per share, for gross proceeds of $6,165 and net proceeds of $5,858. During the year ended December 31, 2025, the Company sold 48,374 shares of Common Stock in the ATM Offering with a weighted average price of $52.93 per share, for gross proceeds of $2,560 and net proceeds of $2,391. During the year ended December 31, 2024, the Company sold 11,629 shares of Common Stock in the ATM Offering with a weighted average price of $309.97 per share, for gross proceeds of $3,604 and net proceeds of $3,467.
On January 9, 2026, the Company filed a prospectus supplement to its registration statement on Form S-3 (File No. 333-279348) to increase the amount of shares of Common Stock that the Company may offer and sell under the Sales Agreement and applicable registration statement to an aggregate offering price of up to $7,380, which amount does not include the shares of Common Stock having an aggregate gross sales price of approximately $6,165 that were sold under the ATM Offering through January 8, 2026, in accordance with the limitations set forth in Instruction I.B.6 of Form S-3.
June 2024 Securities Purchase Agreement
On June 26, 2024, the Company entered into the June 2024 Purchase Agreement, pursuant to which the Company issued and sold, in the June 2024 Offering, (i) 126 shares (the June 2024 Shares) of Common Stock, (ii) 4,466 pre-funded warrants (the June 2024 Pre-Funded Warrants) exercisable for an aggregate of 4,466 shares of Common Stock, (iii) 4,593 Series C-1 common warrants (the Series C-1 Common Warrants) exercisable for an aggregate of 4,593 shares of Common Stock, and (iv) 4,593 Series C-2 common warrants (the Series C-2 Common Warrants, and together with the Series C-1 Common Warrants, the Series C Common Warrants), exercisable for an aggregate of 4,593 shares of Common Stock for net proceeds of $3,172, after deducting offering expenses of $1,057. The Series C Common Warrants together with the June 2024 Pre-Funded Warrants are referred to in this Annual Report as the “June 2024 Warrants.” The securities were offered in combinations of (a) one June 2024 Share or one June 2024 Pre-Funded Warrant, together with (b) one Series C-1 Common Warrant and one Series C-2 Common Warrant, for a combined purchase price of $871.08 (less $0.0476 for each June 2024 Pre-Funded Warrant).
The June 2024 Pre-Funded Warrants were exercisable for one share of Common Stock at a price per share of $0.0476, were exercisable immediately and have been exercised in full as of December 31, 2025. Each Series C-1 Common Warrant is exercisable into one share of Common Stock at a price per share of $871.08 or a five-year period beginning after September 6, 2024. Each Series C-2 Common Warrant is exercisable into one share of Common Stock at a price per share of $871.08 for an 18-month period beginning after September 6, 2024. The June 2024 Pre-Funded Warrants and the Series C Common Warrants were classified as equity and the allocated fair value of $2,908 is included in additional paid in capital.
Pursuant to an engagement agreement with Wainwright, the Company, in connection with the June 2024 Offering, issued to Wainwright, or its designees, warrants to purchase up to an aggregate of 324 shares of Common Stock (the June 2024 PA Warrants). The June 2024 PA Warrants have an exercise price of $1,088.92 per share and will expire on June 26, 2029. The June 2024 PA Warrants were classified as equity and the fair value of $229 is included in additional paid-in capital.
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

GRI Bio, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

October 2024 Repricing Letter Agreement
On October 21, 2024, the Company entered into the Repricing Letter Agreements with certain Holders of its issued and outstanding Series B Common Warrants to purchase an aggregate of 1,602 shares of its Common Stock, pursuant to which these Holders exercised Series B Common Warrants for cash at a reduced exercise price equal to $476.00 per share. In addition, these Holders received new unregistered Series D-1 common warrants (the Series D-1 Common Warrants) exercisable for up to an aggregate of 1,604 shares of Common Stock and new unregistered Series D-2 common warrants (the Series D-2 Common Warrants, and together with the Series D-1 Common Warrants, the Series D Common Warrants) exercisable for up to an aggregate of 1,604 shares of Common Stock. The Series D Common Warrants are immediately exercisable and have an exercise price of $476.00 per share. The Series D-1 Common Warrants expire on October 22, 2029, and the Series D-2 Common Warrants expire on April 22, 2026. This transaction is referred to as the “Warrant Repricing Transaction.”
Wainwright acted as the exclusive placement agent for the Warrant Repricing Transaction pursuant to an engagement agreement between the Company and Wainwright dated as of October 21, 2024. As compensation for such placement agent services, the Company agreed to pay Wainwright an aggregate cash fee equal to 7.0% of the gross proceeds received by the Company from the Warrant Repricing Transaction, plus a management fee equal to 1.0% of the gross proceeds received by the Company from the Warrant Repricing Transaction, and reimbursement for accountable expenses of $25,000 and non-accountable expenses of $10,000. The Company has also issued to Wainwright or its designees the October 2024 PA Warrants to purchase up to an aggregate of 114 shares of Common Stock (the October 2024 PA Warrants). The October 2024 PA Warrants are immediately exercisable, expire on October 22, 2029, and have an exercise price of $595.00 per share.
The net proceeds to the Company from the exercise of the Series B Common Warrants were $608 after deducting placement agent fees and offering expenses of $154. The issuance under the Repricing Letter Agreements represented $1,911 in additional value provided to the investors, which was recorded as a deemed dividend to common stockholders.
The Black-Scholes option-pricing model was used to estimate the fair value of the Series D-1 Common Warrants, the Series D-2 Common Warrants, and the October 2024 PA Warrants with the following weighted-average assumptions:

Volatility	174.4%
Expected term in years	1.65
Dividend rate	0.0%
Risk-free interest rate	4.16%
April 2025 Securities Purchase Agreement
On April 1, 2025, the Company entered into the April 2025 Purchase Agreement, pursuant to which the Company issued and sold, in the April 2025 Offering, (i) 7,214 shares (the April 2025 Shares) of Common Stock, (ii) 42,389 pre-funded warrants (the April 2025 Pre-Funded Warrants) exercisable for an aggregate of 42,389 shares of Common Stock, (iii) 49,605 Series E-1 common stock warrants (the Series E-1 Common Warrants) to purchase up to 49,605 shares of Common Stock, (iv) 49,605 Series E-2 common stock warrants (the Series E-2 Common Warrants) to purchase up to 49,605 shares of Common Stock, and (v) 49,605 Series E-3 common stock warrants (the Series E-3 Common Warrants, and collectively with the Series E-1 Common Warrants and the Series E-2 Common Warrants, the Series E Common Warrants) to purchase up to 49,605 shares of Common Stock, for net proceeds of $4,020, after deducting offering expenses of $979.
The securities were offered in combinations of (a) one April 2025 Share or one April 2025 Pre-Funded Warrant, together with (b) one Series E-1 Common Warrant, one Series E-2 Common Warrant and one Series E-3 Common Warrant, for a combined purchase price of $100.80 (less $0.0028 for each April 2025 Pre-Funded Warrant). The April 2025 Pre-Funded Warrants had an exercise price of $0.0028 per share, became exercisable immediately upon issuance and expired when exercised in full. Each Series E Common Warrant has an exercise price of $89.60 per share and became exercisable immediately upon issuance. The Series E-1 Common Warrants expire on April 2, 2030. The Series E-2 Common Warrants expire on October 2, 2026. The Series E-3 Common Warrants expired on January 2, 2026. As of December 31, 2025, the April 2025 Pre-Funded Warrants have been exercised in full.

GRI Bio, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Wainwright acted as the exclusive placement agent for the April 2025 Offering pursuant to an engagement agreement between the Company and Wainwright dated as of March 7, 2025. As compensation for such placement agent services, the Company agreed to pay Wainwright an aggregate cash fee equal to 7.0% of the gross proceeds received by the Company from the offering, plus a management fee equal to 1.0% of the gross proceeds received by the Company from the offering, reimbursement for accountable expenses of $25,000, reimbursement of up to $100,000 for legal fees and expenses and other out-of-pocket expenses and up to $15,950 for the clearing expenses. The Company also issued to Wainwright, or its designees, warrants to purchase up to an aggregate of 3,474 shares of Common Stock (the April 2025 PA Warrants). The April 2025 PA Warrants became exercisable immediately upon issuance, expire on April 1, 2030, and have an exercise price of $126.00 per share. The April 2025 PA Warrants were classified as equity and the fair value of $123 is included in additional paid-in capital.
The Company determined that the amount paid for the April 2025 Pre-Funded Warrants approximates their fair value. The Black-Scholes option-pricing model was used to estimate the fair value of the Series E Common Warrants and the April 2025 PA Warrants with the following weighted-average assumptions:

Volatility	156.44%
Expected term in years	2.48
Dividend rate	—%
Risk-free interest rate	4.02%

December 2025 Securities Purchase Agreement
On December 12, 2025, the Company entered into the December 2025 Purchase Agreement, pursuant to which the Company issued and sold, in the December 2025 Offering, (i) 92,976 shares (the December 2025 Shares) of Common Stock (ii) 287,977 pre-funded warrants (the December 2025 Pre-Funded Warrants) exercisable for an aggregate of 287,977 shares of Common Stock and (iii) 380,962 Series F common stock warrants (the Series F Common Warrants) to purchase up to 380,962 shares of Common Stock for net proceeds of $6,288 after deducting offering expenses of $1,711.
The securities were offered in combinations of (a) one December 2025 Share or one December 2025 Pre-Funded Warrant, together with (b) one Series F Common Warrant for a combined purchase price of $21.00 (less $0.0028 for each December 2025 Pre-Funded Warrant). The December 2025 Pre-Funded Warrants had an exercise price of $0.0028 per share, became exercisable immediately upon issuance and expired when exercised in full. Each Series F Common Warrant has an exercise price of $21.00 per share, became exercisable immediately upon issuance and expire on December 12, 2030. As of December 31, 2025, the December 2025 Pre-Funded Warrants have been exercised in full.
Wainwright acted as the exclusive placement agent for the December 2025 Offering pursuant to an engagement agreement between the Company and Wainwright dated as of December 5, 2025. As compensation for such placement agent services, the Company agreed to pay Wainwright an aggregate cash fee equal to 7.0% of the gross proceeds received by the Company from the offering, plus a management fee equal to 1.0% of the gross proceeds received by the Company from the offering, reimbursement for accountable expenses of $25,000, reimbursement of up to $100,000 for legal fees and expenses and other out-of-pocket expenses and up to $15,950 for the clearing expenses. The Company also issued to Wainwright, or its designees, warrants to purchase up to an aggregate of 26,667 shares of Common Stock (the December 2025 PA Warrants). The December 2025 PA Warrants became exercisable immediately upon issuance, expire on December 12, 2030, and have an exercise price of $26.25 per share. The December 2025 PA Warrants were classified as equity and the fair value of $317 is included in additional paid-in capital.
The Company determined that the amount paid for the December 2025 Pre-Funded Warrants approximates their fair value. The Black-Scholes option-pricing model was used to estimate the fair value of the Series F Common Warrants and the December 2025 PA Warrants with the following weighted-average assumptions:

GRI Bio, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Volatility	124.87%
Expected term in years	5.0
Dividend rate	—%
Risk-free interest rate	3.75%

Warrants
As of December 31, 2025, the Company had the following warrants outstanding to purchase common stock.

GRI Bio, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Number of Shares	Exercise Price per Share	Expiration Date
49,605	$89.60	January 2026
9	$12,994,800.00	February 2026
4,593	$871.08	March 2026
1,604	$476.00	April 2026
49,605	$89.60	October 2026
1	$1,219,345.40	May 2027
1	$0.01	July 2027
3	$2,659,169.24	April 2028
19	$6,806.80	February 2029
324	$1,088.85	June 2029
4,593	$871.08	September 2029
1,604	$476.00	October 2029
114	$595.00	October 2029
49,605	$89.60	April 2030
3,474	$126.00	April 2030
380,962	$21.00	December 2030
26,667	$26.25	December 2030
8. STOCK BASED COMPENSATION.
Amended and Restated 2018 Equity Incentive Plan
On April 21, 2023, the stockholders of the Company approved the Amended and Restated GRI Bio, Inc. 2018 Equity Incentive Plan (the A&R 2018 Plan) and on August 13, 2025, the stockholders of the Company approved an amendment to the A&R 2018 Plan to increase the aggregate number of shares of the Company’s Common Stock thereunder by 14,285. The A&R 2018 Plan provides the Company with the ability to grant stock options, restricted stock and other equity-based awards to employees, directors and consultants. Stock options granted by the Company under the A&R 2018 Plan generally have a contractual life of up to 10 years. As of December 31, 2025, awards granted under the A&R 2018 Plan representing the right to purchase or contingent right to receive up to an aggregate of 15,032 shares of the Company's Common Stock were outstanding and 15,044 shares of the Company’s Common Stock were reserved for issuance under the A&R 2018 Plan. The number of shares reserved for issuance under the A&R 2018 Plan may be increased pursuant to the A&R 2018 Plan’s “evergreen” provision on the first day of each calendar year beginning January 1, 2025 and ending on and including January 1, 2033, by a number of shares not to exceed 4% of the aggregate number of shares of the Company’s Common Stock outstanding on the final day of the immediately preceding calendar year.
The Company recorded stock-based compensation related to equity-based awards issued under the A&R 2018 Plan in the following expense categories of its accompanying consolidated statements of operations for the years ended December 31, 2025 and 2024:

	For the Year Ended December 31,
	2025	2024
Research and development	$86	$—
General and administrative	707	148
Total	$793	$148
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
The table below represents the activity of stock options granted to employees and non-employees for the year ended December 31, 2025:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding at December 31, 2024	1	$65,840.32	7.75
Granted	15,031	$64.07
Exercised	—
Forfeited	—
Outstanding at December 31, 2025	15,032	$68.44	9.67
Exercisable at December 31, 2025	11,127	$69.57	9.66
Vested and expected to vest at December 31, 2025	15,032	$68.44	9.67
As of December 31, 2025, all of the outstanding and exercisable stock options were out of the money and therefore had no intrinsic value. At December 31, 2025, the unrecognized compensation cost related to unvested stock options expected to vest was $249. This unrecognized compensation is expected to be recognized over a weighted-average amortization period of 0.92 years.
The Company granted 15,031 stock options to employees and non-employees during the year ended December 31, 2025. The Black-Scholes option-pricing model was used to estimate the grant date fair value of each stock option grant at the time of grant using the following weighted-average assumptions:

For the Year Ended December 31, 2025
Volatility	120.89%
Expected term in years	5.18
Dividend rate	0.00%
Risk-free interest rate	3.75%
Fair value of common stock on grant date	$64.07
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
9. SEGMENT REPORTING.
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
10. COMMITMENTS AND CONTINGENCIES.
Legal Proceedings
The Company is not currently a party to any material legal proceedings, and is not aware of any pending or threatened legal proceeding against the Company that it believes could have a material adverse effect on its business, operating results or financial condition. From time to time, the Company may become involved in legal proceedings arising in the ordinary course of its business. Regardless of outcome, litigation can have a material adverse impact on the Company due to defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors.
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
11. INCOME TAX.
A reconciliation of income tax expense (benefit) at the US federal statutory income tax rate and the income tax provision in the financial statements is as follows:

	December 31,
	2025		2024
	$	%	$	%
Expected income tax benefit at the U.S. federal statutory tax rate	(2,511)	21.0	(1,723)	21.0
State and local taxes, net of federal benefit(1)	2	—	1	—
Tax credits
Research and development credits	—	—	136	(1.7)
Change in valuation allowance	2,195	(18.4)	1,842	(22.4)
Nontaxable or nondeductible items
Equity compensation	316	(2.6)	6	(0.1)
Other nontaxable or nondeductible items	1	—	54	(0.6)
Deferred tax adjustment	—	—	(314)	3.8
Total	3	—	2	—
_________________

GRI Bio, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

(1) During the years ended December 31, 2025 and 2024, state taxes in California made up the majority (greater than 50%) of the tax effect in this category.
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
The principal components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2025	2024
Deferred tax assets:
Federal and state net operating loss carryforwards	$16,784	$14,537
Share based compensation	—	200
Accruals and other	—	94
Lease liabilities	20	34
Capitalized research and development costs	3,161	1,846
Depreciation - Federal and state	2	2
Amortization - Federal and state	4	5
Gross deferred tax assets	$19,971	$16,718
Less: deferred tax liabilities	(20)	(34)
Less: valuation allowance	(19,951)	(16,684)
Net deferred tax assets	$—	$—
Based on the Company’s history of losses, the Company recorded a full valuation allowance against its deferred tax assets as of December 31, 2025 and 2024. The Company increased its valuation allowance by approximately $3,267 for the year ended December 31, 2025. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support a reversal of the allowance.
As of December 31, 2025, the Company had federal, state and local net operating loss carryforwards of $59,173, $69,754, and $5,563, respectively; $53,048 of the federal net operating loss carryforwards do not expire and the remaining $6,124 begin to expire in 2029. The state losses also begin to expire in 2029. The local net operating losses began to expire in 2024. Under the provisions of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (IRC), these net operating losses, credit carryforwards and other tax attributes may be subject to limitation based on previous significant changes in ownership and upon future significant changes in ownership of the Company, as defined by the IRC.
Under the provisions of Sections 382 and 383 of the IRC, certain substantial changes in the Company’s ownership may have limited, or may limit in the future, the amount of net operating loss and credit carryforwards that can be used to reduce future income taxes if there has been a significant change in ownership of the Company, as defined by the IRC. Future owner or equity shifts could result in limitations on net operating loss and credit carryforwards. The Company has not conducted a Section 382 analysis to determine the potential limitations on the utilization of its net operating loss carryforwards and other tax attributes. Management does not believe that any such limitations, if applicable, would have a material impact on the Company’s consolidated financial statements.
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
The Company evaluates tax positions for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. As of December 31, 2025 and 2024, the Company had no unrecognized income tax benefits that would affect the Company’s effective tax rate if recognized. The Company would recognize both accrued interest and penalties related to unrecognized benefits in income tax expense. The Company’s uncertain tax positions yet to be determined would be related to years that remain subject to examination by relevant tax authorities. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available.

GRI Bio, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

12. SUBSEQUENT EVENTS.
Recapitalization
On January 23, 2026, the Company effected the January 2026 Reverse Stock Split. Stockholders’ equity and all references to share and per share amounts in the accompanying financial statements have been retroactively adjusted to reflect the one-for-twenty-eight reverse stock split for all periods presented.
May 2024 At The Market Offering
As discussed in Note 7, “Stockholders’ Equity” to these audited consolidated financial statements, on January 9, 2026, the Company filed a prospectus supplement to its registration statement on Form S-3 (File No. 333-279348) to increase the amount of shares of Common Stock that the Company may offer and sell under the Sales Agreement and applicable registration statement to an aggregate offering price of up to $7,380, which amount does not include the shares of Common Stock having an aggregate gross sales price of approximately $6,165 that were sold under the ATM Offering through January 8, 2026, in accordance with the limitations set forth in Instruction I.B.6 of Form S-3. Since December 31, 2025, the Company has sold 947,342 shares of Common Stock with an aggregate gross sales price of $6,474.