Form 10-Q
period 2026-03-31
GRI Bio, Inc.
filed 2026-05-13
CIK 1824293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
March 31, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of May 12, 2026, 1,770,838 shares of the Registrant’s common stock were outstanding.

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
GRI Bio, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$11,048	$8,229
Prepaid expenses and other current assets	231	363
Total current assets	11,279	8,592
Property and equipment, net	2	3
Operating lease right-of-use assets	58	71
Total assets	$11,339	$8,666

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$303	$1,837
Accrued expenses	433	750
Operating lease liabilities, current	58	56
Total current liabilities	794	2,643
Operating lease liabilities, non-current	—	15
Total liabilities	794	2,658

Commitments and contingencies (Note 9)

Stockholders' equity:
Common stock, $0.0001 par value; 250,000,000 shares authorized; 1,584,933 and 497,693 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	64,239	57,704
Accumulated deficit	(53,694)	(51,696)
Total stockholders’ equity	10,545	6,008
Total liabilities and stockholders' equity	$11,339	$8,666
See accompanying notes to unaudited interim consolidated financial statements.

GRI Bio, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development	$361	$1,640
General and administrative	1,642	1,411
Total operating expenses	2,003	3,051
Loss from operations	(2,003)	(3,051)
Interest income	5	5
Net loss	$(1,998)	$(3,046)
Net loss per share of common stock, basic and diluted	$(1.61)	$(162.30)
Weighted-average of common stock outstanding, basic and diluted	1,241,001	18,768
See accompanying notes to unaudited interim consolidated financial statements.

GRI Bio, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except shares)
(Unaudited)

Three Months Ended March 31, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2025	497,693	$—	$57,704	$(51,696)	$6,008
Stock-based compensation	—	—	31	—	31
Fractional share adjustment	(124)	—	(1)	—	(1)
Issuance of common stock	1,087,364	—	6,505	—	6,505
Net loss	—	—	—	(1,998)	(1,998)
Balance, March 31, 2026 (unaudited)	1,584,933	$—	$64,239	$(53,694)	$10,545

Three Months Ended March 31, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2024	18,768	$—	$43,772	$(39,740)	$4,032
Stock-based compensation	—	—	220	—	220
Fractional share adjustment	(5)	—	(1)	—	(1)
Net loss	—	—	—	(3,046)	(3,046)
Balance, March 31, 2025 (unaudited)	18,763	$—	$43,991	$(42,786)	$1,205

See accompanying notes to unaudited interim consolidated financial statements.

GRI Bio, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating activities:
Net loss	$(1,998)	$(3,046)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	1	1
Stock-based compensation expense	31	220
Change in operating lease right-of-use assets	13	11
Change in operating assets and liabilities:
Prepaid expenses and other current assets	105	196
Accounts payable	(1,507)	331
Accrued expenses	(317)	562
Operating lease liabilities	(13)	(11)
Cash used in operating activities	(3,685)	(1,736)

Financing activities:
Proceeds from issuance of common stock under ATM facility	6,819	—
Payment for fractional shares in connection with reverse stock split	(1)	(1)
Payment of stock issuance costs	(314)	(10)
Cash provided by (used in) financing activities	6,504	(11)

Net increase (decrease) in cash and cash equivalents	2,819	(1,747)
Cash and cash equivalents at beginning of period	8,229	5,028
Cash and cash equivalents at end of period	$11,048	$3,281

Supplemental disclosure of non-cash financing activities:
Deferred stock issuance costs in accounts payable and accrued expenses	$—	$247
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
Recapitalization
On February 21, 2025, the Company effected a reverse stock split of its common stock, par value $0.0001 per share (the Common Stock), at a ratio of one-for-seventeen (the February 2025 Reverse Stock Split). On January 23, 2026, the Company effected a reverse stock split of its Common Stock at a ratio of one-for-twenty-eight (the January 2026 Reverse Stock Split, and together with the February 2025 Reverse Stock Split, the Reverse Stock Splits). Unless otherwise noted, all references to share and per share amounts in these consolidated financial statements reflect the Reverse Stock Splits.
2.    LIQUIDITY
These unaudited interim consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any significant revenues from operations since inception and does not expect to do so in the foreseeable future. The Company has incurred operating losses since its inception in 2009 and as a result has incurred $53,694 in accumulated deficit through March 31, 2026. The Company has financed its working capital requirements to date through the issuance of equity and debt securities. As of March 31, 2026, the Company had cash and cash equivalents of approximately $11,048.
On May 20, 2024, the Company entered into an At The Market Offering Agreement (the Sales Agreement) with H.C. Wainwright & Co., LLC (Wainwright), pursuant to which the Company may sell and issue, subject to the limitations in the Sales Agreement, up to $10.0 million of shares of Common Stock from time to time through Wainwright as its sales agent (the ATM Offering). Under the Sales Agreement, Wainwright is entitled to compensation of 3.0% of the gross offering proceeds of all shares of Common Stock sold through it pursuant to the Sales Agreement. As of March 31, 2026, the Company has sold 1,147,367 shares of Common Stock in the ATM Offering at a weighted-average price of $11.32 per share, raising $12,984 of gross proceeds and net proceeds of $12,363, after deducting commissions to the sales agent and other ATM Offering related expenses.
On January 30, 2026, the Company filed a prospectus supplement to its registration statement on Form S-3 (File No. 333-279348) to increase the amount of shares of Common Stock that the Company may offer and sell under the Sales Agreement and applicable registration statement to an aggregate offering price of up to $60,000, which amount does not include the shares of Common Stock having an aggregate gross sales price of approximately $12,639 that were sold under the ATM Offering through January 29, 2026, in accordance with the limitations set forth in Instruction I.B.6 of Form S-3.

On April 1, 2025, the Company entered into a securities purchase agreement (the April 2025 Purchase Agreement), pursuant to which the Company issued and sold Common Stock, pre-funded warrants and common warrants, in a public offering (the April 2025 Offering), for net proceeds of $4,020, after deducting offering expenses of $979.
On December 11, 2025, the Company entered into a securities purchase agreement (the December 2025 Purchase Agreement), pursuant to which the Company issued and sold Common Stock, pre-funded warrants and common warrants, in a public offering (the December 2025 Offering), for net proceeds of $6,288 after deducting offering expenses of $1,711.
Based on the Company’s current operating plan, the Company believes that its existing cash and cash equivalents will be sufficient to fund its currently planned operating expenses and capital expenditure requirements into the second quarter of 2027. However, this estimate assumes that the Company only continues the preliminary work towards the initiation of a Phase 2b trial of GRI-0621; the Company would not be able to complete a Phase 2b clinical trial of GRI-0621, which will require substantial additional capital or resources.
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
3.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial periods and pursuant to the rules of the U.S. Securities and Exchange Commission (the SEC). Any reference in the accompanying unaudited interim financial statements to “authoritative guidance” is meant to refer to GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Updates (ASU) of the Financial Accounting Standards Board (FASB). The December 31, 2025 balance sheet was derived from the Company’s audited consolidated financial statements.
In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all normal and recurring adjustments considered necessary to present fairly the Company’s financial position as of March 31, 2026, and the consolidated results of operations and consolidated stockholders’ equity for the three months ended March 31, 2026 and 2025 and consolidated cash flows for the three months ended March 31, 2026 and 2025. Consolidated results of operations for the three months ended March 31, 2026, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2026. The unaudited interim consolidated financial statements, presented herein, do not contain the required disclosures under GAAP for annual consolidated financial statements. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes as of and for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K filed with the SEC on January 30, 2026.
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
As of March 31, 2026, the Company’s financial instruments included cash, cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses and certain liability classified warrants. The carrying amounts reported in the consolidated balance sheets for cash, cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair value based on the short-term maturity of these instruments. The Company recognizes transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. At March 31, 2026, there were no financial assets or liabilities measured at fair value on a recurring basis other than the liability classified warrants.
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
The Company is required to revalue the May 2022 Warrants at each reporting date with any changes in fair value recorded in its consolidated statements of operations. The valuation of the May 2022 Warrants is considered under Level 3 of the fair value hierarchy due to the need to use assumptions in the valuation that are both significant to the fair value measurement and unobservable. As of March 31, 2026 and December 31, 2025, the fair value of the warrant liability was immaterial.
Deferred Stock Issuance Costs
Deferred stock issuance costs represent incremental costs incurred that are directly attributable to proposed offerings of securities. The costs are charged against the gross proceeds of the respective offering upon closing.
Net Loss Per Common Share
Basic net loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during each period, plus the dilutive effect of common stock equivalents outstanding during each period, in accordance with ASC 260, Earnings Per Share. As the Company had a net loss in each of the three months ended March 31, 2026 and 2025, diluted net loss per common share is the same as basic net loss per common share for the period because the effects of potentially dilutive securities are antidilutive.

Common stock equivalents excluded from the diluted net loss per common share calculations are as follows:

	March 31,
	2026	2025
Stock options	15,032	753
Warrants	518,574	12,882
Total	533,606	13,635
Recent Accounting Pronouncements
The Company considered the applicability and impact of all ASUs issued during the quarter ended March 31, 2026. ASUs not discussed below were assessed and determined to be either not applicable or expected to have minimal impact on these unaudited interim consolidated financial statements
In November 2024, FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40) (ASU 2024-03). The amendments in ASU 2024-03 require disclosure, in the notes to financial statements, of specified information about certain costs and expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, for all public entities. Early adoption is permitted. Management is currently evaluating the impact of this update on the Company’s financial statements.
In October 2023, FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative (ASU 2023-06). The amendments in ASU 2023-06 represent changes to clarify or improve disclosure and presentation requirements of a variety of topics in the Codification and align those requirements with the SEC’s regulation. For entities subject to the Securities and Exchange Commission’s (SEC) existing disclosure requirements, the effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. For all entities, if by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from the Codification and will not become effective for any entity. Management is currently evaluating the impact of this update and its effective dates but does not expect the update to have a material effect on the Company’s financial statements.
4.    PROPERTY AND EQUIPMENT

	March 31, 2026	December 31, 2025
Computer equipment	$24	$24
Furniture and fixtures	13	13
	37	37
Accumulated depreciation	(35)	(34)
	$2	$3
Depreciation expense related to property and equipment was $1 in each of the three-month periods ended March 31, 2026 and 2025.
5.    ACCRUED EXPENSES
Accrued expenses consist of the following:

	March 31, 2026	December 31, 2025
Research and development	$212	$383
General and administrative	50	31
Payroll and related	171	336
Total accrued expenses	$433	$750

6.    STOCKHOLDERS’ EQUITY
May 2024 At The Market Offering
On May 20, 2024, the Company entered into the Sales Agreement with Wainwright, pursuant to which the Company may sell and issue, subject to the limitations in the Sales Agreement, shares up to $10.0 million of shares of Common Stock from time to time in the ATM Offering. Under the Sales Agreement, Wainwright is entitled to compensation of 3.0% of the gross offering proceeds of all shares of Common Stock sold through it pursuant to the Sales Agreement.
As of March 31, 2026, the Company has sold 1,147,367 shares of Common Stock in the ATM Offering at a weighted-average price of $11.32 per share, raising $12,984 of gross proceeds and net proceeds of $12,363, after deducting commissions to the sales agent and other ATM Offering related expenses. During the three months ended March 31, 2026, the Company sold 1,087,364 shares of Common Stock in the ATM Offering at a weighted average price of $6.27 per share for gross proceeds of $6,819 and net proceeds of $6,505.
On January 30, 2026, the Company filed a prospectus supplement to its registration statement on Form S-3 (File No. 333-279348) to increase the amount of shares of Common Stock that the Company may offer and sell under the Sales Agreement and applicable registration statement to an aggregate offering price of up to $60,000, which amount does not include the shares of Common Stock having an aggregate gross sales price of approximately $12,639 that were sold under the ATM Offering through January 29, 2026, in accordance with the limitations set forth in Instruction I.B.6 of Form S-3.
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
Wainwright acted as the exclusive placement agent for the April 2025 Offering pursuant to an engagement agreement between the Company and Wainwright dated as of March 7, 2025. As compensation for such placement agent services, the Company agreed to pay Wainwright an aggregate cash fee equal to 7.0% of the gross proceeds received by the Company from the offering, plus a management fee equal to 1.0% of the gross proceeds received by the Company from the offering, reimbursement for accountable expenses of $25, reimbursement of up to $100 for legal fees and expenses and other out-of-pocket expenses and up to $16 for the clearing expenses. The Company also issued to Wainwright, or its designees, warrants to purchase up to an aggregate of 3,474 shares of Common Stock (the April 2025 PA Warrants). The April 2025 PA Warrants became exercisable immediately upon issuance, expire on April 1, 2030, and have an exercise price of $126.00 per share. The April 2025 PA Warrants were classified as equity and the fair value of $123 is included in additional paid-in capital.
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
December 2025 Securities Purchase Agreement
On December 11, 2025, the Company entered into the December 2025 Purchase Agreement, pursuant to which the Company issued and sold, in the December 2025 Offering, (i) 92,976 shares (the December 2025 Shares) of Common Stock (ii) 287,977 pre-funded warrants (the December 2025 Pre-Funded Warrants) exercisable for an aggregate of 287,977 shares of Common Stock and (iii) 380,962 Series F common stock warrants (the Series F Common Warrants) to purchase up to 380,962 shares of Common Stock for net proceeds of $6,288 after deducting offering expenses of $1,711.
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
Wainwright acted as the exclusive placement agent for the December 2025 Offering pursuant to an engagement agreement between the Company and Wainwright dated as of December 5, 2025. As compensation for such placement agent services, the Company agreed to pay Wainwright an aggregate cash fee equal to 7.0% of the gross proceeds received by the Company from the offering, plus a management fee equal to 1.0% of the gross proceeds received by the Company from the offering, reimbursement for accountable expenses of $25, reimbursement of up to $100 for legal fees and expenses and other out-of-pocket expenses and up to $16 for the clearing expenses. The Company also issued to Wainwright, or its designees, warrants to purchase up to an aggregate of 26,667 shares of Common Stock (the December 2025 PA Warrants). The December 2025 PA Warrants became exercisable immediately upon issuance, expire on December 12, 2030, and have an exercise price of $26.25 per share. The December 2025 PA Warrants were classified as equity and the fair value of $317 is included in additional paid-in capital.
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
Warrants
As of March 31, 2026, the Company had the following warrants outstanding to purchase Common Stock:

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
7. STOCK-BASED COMPENSATION
Amended and Restated 2018 Equity Incentive Plan, as Amended
On April 21, 2023, the stockholders of the Company approved the Amended and Restated GRI Bio, Inc. 2018 Equity Incentive Plan (the A&R 2018 Plan) and on August 13, 2025, the stockholders of the Company approved an amendment to the A&R 2018 Plan to increase the aggregate number of shares of the Company’s Common Stock thereunder by 14,285. The A&R 2018 Plan provides the Company with the ability to grant stock options, restricted stock and other equity-based awards to employees, directors and consultants. Stock options granted by the Company under the A&R 2018 Plan generally have a contractual life of up to 10 years. As of March 31, 2026, awards granted under the A&R 2018 Plan representing the right to purchase or contingent right to receive up to an aggregate of 15,032 shares of the Company's Common Stock were outstanding and 34,951 shares of the Company’s Common Stock were reserved for issuance under the A&R 2018 Plan. The number of shares reserved for issuance under the A&R 2018 Plan may be increased pursuant to the A&R 2018 Plan’s “evergreen” provision on the first day of each calendar year beginning January 1, 2025 and ending on and including January 1, 2033, by a number of shares not to exceed 4% of the aggregate number of shares of the Company’s Common Stock outstanding on the final day of the immediately preceding calendar year.
The Company recorded stock-based compensation related to equity-based awards issued under the A&R 2018 Plan in the following expense categories of its accompanying consolidated statements of operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Research and development	$3	$25
General and administrative	28	195
Total	$31	$220
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
The table below represents the activity of stock options granted to employees and non-employees for the three months ended March 31, 2026:

	Number of options	Weighted-average exercise price	Weighted-average remaining contractual term (years)
Outstanding at December 31, 2025	15,032	$68.44	9.67
Granted	—
Exercised	—	—
Forfeited/cancelled	—	—
Outstanding at March 31, 2026	15,032	$68.44	9.42
Exercisable at March 31, 2026	11,865	$68.16	9.41
Vested and expected to vest at March 31, 2026	15,032	$68.44	9.42
As of March 31, 2026, all of the outstanding and exercisable stock options were out of the money and therefore had no intrinsic value. As of March 31, 2026, the unrecognized compensation cost related to unvested stock options expected to vest was $184. This unrecognized compensation is expected to be recognized over a weighted-average amortization period of 1.20 years.
The Company granted an aggregate of 752 stock options to its employees and non-employee directors during the three months ended March 31, 2025. The Black-Scholes option-pricing model was used to estimate the grant date fair value of each stock option grant at the time of grant using the following weighted-average assumptions:

Three Months Ended March 31, 2025
Volatility	110.94%
Expected term in years	5.00
Dividend rate	0.00%
Risk-free interest rate	4.45%
Fair value of common stock on grant date	$326.48
No equity-based awards were granted during the three-month period ended March 31, 2026.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q (the Quarterly Report), the audited financial statements and notes thereto, as well as management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (the SEC) on January 30, 2026 (the Annual Report). Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), that involve risks and uncertainties. As a result of many factors, including those factors set out under the section entitled “Risk Factors” included in the Annual Report, our actual results could differ materially from the results described in or implied by these forward-looking statements.
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
Our product candidate, GRI-0621, is an oral inhibitor of type 1 iNKT cells. GRI-0621 is also an oral formulation of tazarotene, a synthetic retinoid acid receptor-beta and gamma selective agonist, that is approved in the United States for topical treatment of psoriasis and acne. While there are no approved oral formulations of tazarotene, as of March 31, 2026, it has been evaluated in over 1,700 patients as an oral product for up to 52-weeks. We are developing GRI-0621 for the treatment of severe fibrotic lung diseases such as IPF, a life-threatening progressive fibrotic disease of the lung that affects approximately 140,000 people in the United States, with up to 40,000 new cases per year in the United States. Some estimate that IPF affects 3 million globally. While there are currently two approved therapies for the treatment of lung fibrosis, neither has been associated with improvements in overall survival, and both therapies have been associated with significant side effects leading to poor therapeutic adherence. In preliminary and topline data from our trials to date with GRI-0621, and earlier trials with oral tazarotene, we have observed GRI-0621 to be well-tolerated and to inhibit iNKT cell activity in subjects. We and others have shown that activated iNKT are upregulated in IPF, primary sclerosing cholangitis, metabolic dysfunction-associated steatohepatitis, alcoholic liver disease, SLE, MS, ulcerative colitis patients as well as other indications. In these patients activated iNKT cells are correlated with more severe disease.
We most recently evaluated GRI-0621 in a randomized, double-blind, multi-center, 2-arm Phase 2a clinical trial for the treatment of patients diagnosed with IPF. The primary endpoint for this Phase 2a trial was safety and tolerability of oral GRI-0621 as assessed by clinical labs, vital signs and adverse events after 12 weeks of treatment. Secondary endpoints were baseline changes in serum biomarkers, differentially expressed genes measured by ribonucleic acid sequencing (RNAseq), T cell receptor sequencing (TCRseq), and flow cytometry in PBMC samples collected at week six and week 12; an assessment of the PK of GRI-0621 at the week 12 visit of treatment (steady state); and a determination of the pharmacodynamic activity of oral GRI-0621 as measured by inhibition of immune cell activation in blood after six weeks and 12 weeks, and from BAL fluid after 12 weeks of treatment. Concurrently, a sub-study examined the number and activity of immune cells in BAL fluid in eight subjects (across various centers). Additional exploratory endpoints for the trial included assessment of the effect of GRI-0621 on pulmonary function at baseline and after six weeks and 12 weeks of treatment. 35 patients were enrolled in the trial and randomly assigned to a placebo arm and a GRI-0621 treatment arm, of which 19 patients completed treatment in the treatment arm and nine patients completed treatment in the placebo arm. Based on topline results available to date, the clinical trial met its primary endpoint and the secondary endpoints measured to date (as described below). Continued analyses of exploratory endpoints, including RNAseq, TCRseq, and the pharmacodynamic activity of GRI-0621, remain consistent with and supportive of previously reported findings. We have filed additional patent applications based, in part, on these data.
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
Placebo-adjusted changes from baseline in FVC were observed to increase by 99 ml in the GRI-0621-treated arm and by 139 ml in the subset taking both GRI-0621 and standard of care compared to placebo plus standard of care. Breathing tests used to measure FVC are subject to large visit-to-visit variability and are dependent on the patient’s effort, often resulting in data outliers. To minimize the impact of outliers in this FVC dataset, a post hoc data sensitivity analysis was performed. The results of this 1-per-tail Winsorized analysis demonstrated an increase in placebo-adjusted change from baseline in FVC of 65 ml in the GRI-0621-treated arm and an increase of 89 ml in the subset taking both GRI-0621 and standard of care. Overall, 95% more GRI-0621 treated subjects experienced an increase in FVC at 12 weeks compared to placebo (39% vs 20% placebo) and 60% fewer subjects experienced a 10% or greater decline in FVC at 12 weeks compared to the placebo-treated arm (8% vs 20% placebo). GRI-0621-treated subjects also demonstrated increased TCR expression after 12 weeks of treatment compared with baseline or placebo-treated subjects receiving standard of care, suggestive of iNKT inactivation following GRI-0621 treatment. T cell subsets demonstrated increased type 1-associated cytokines (IFN-γ) and reduced type 2 (IL-4 and IL-13) and type 3-associated cytokines (IL-17A and IL-22) in both BAL and PBMC samples. Similarly, TGF-β was observed to be reduced after 12 weeks of GRI-0621 treatment in T cell subsets (e.g. Treg and Treg-like), B cells, monocytes, macrophages and neutrophils in BAL and PBMC samples compared to baseline or placebo-treated subjects receiving standard of care. GRI-0621 treatment also improved expression of genes associated with lung injury, fibroblast differentiation, extracellular matrix deposition, basement membrane repair, and type II alveolar epithelial cell-to-type I alveolar epithelial cell transition. The RNAseq data is supportive of and consistent with earlier reported serum biomarker and flow cytometry data.
Final results from this trial will be used to determine dose, safety sample size, clinically relevant endpoints and clinical trial duration in communication with the FDA in designing future trials. Based on these results and subject to FDA clearance and obtaining the requisite additional funding or resources we plan to initiate (either ourselves or with a strategic partner) a clinical study that, upon completion, has the potential to support, in part, an application for conditional approval of GRI-0621 in the European Union and could have the potential to be regarded as a registrational trial in the United States.
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

Recent Developments
Reverse Stock Splits
On January 15, 2026, our stockholders approved the January 2026 Reverse Stock Split within a range of not less than one-for-two and not more than one-for-thirty, and our Board subsequently approved the January 2026 Reverse Stock Split at the ratio of one-for-twenty-eight. Following these approvals, we filed an amendment to our Charter with the Secretary of State of the State of Delaware to effect the January 2026 Reverse Stock Split as of 4:01 p.m. Eastern Time on January 23, 2026. Shares of our Common Stock began trading on a post-split basis on January 26, 2026. The January 2026 Reverse Stock Split had the effect of reducing the aggregate number of outstanding shares of Common Stock from 15,960,229 outstanding shares on a pre-reverse split basis as of January 23, 2026 to a total of 570,002 shares outstanding on a post-reverse split basis as of January 23, 2026.
Previously, on February 21, 2025, we effected a reverse stock split of our Common Stock at a ratio of one-for seventeen.
Unless otherwise noted, all financial information, share numbers, option numbers, warrant numbers, other derivative security numbers and exercise prices appearing in this Quarterly Report have been adjusted to give effect to the reverse stock splits described herein.
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
The December 2025 Pre-Funded Warrants were exercisable for one share of Common Stock at a price of $0.0028 per share, were exercisable immediately and expired when exercised in full. The Series F Common Warrants are exercisable into one share of Common Stock at a price per share of $21.00 and are immediately exercisable. The Series F Common Warrants will expire on December 12, 2030. As of March 31, 2026, all of the December 2025 Pre-Funded Warrants have been exercised.
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

April 2025 Securities Purchase Agreement
On April 1, 2025, we entered into a securities purchase agreement (the April 2025 Purchase Agreement), pursuant to which we issued and sold, in a public offering (the April 2025 Offering), (i) 7,214 shares (the April 2025 Shares) of the Company’s Common Stock, (ii) 42,389 pre-funded warrants (the April 2025 Pre-Funded Warrants) exercisable for an aggregate of 42,389 shares of Common Stock, (iii) 49,605 Series E-1 common stock warrants (the Series E-1 Common Warrants) to purchase up to 49,605 shares of Common Stock, (iv) 49,605 Series E-2 common stock warrants (the Series E-2 Common Warrants) to purchase up to 49,605 shares of Common Stock, and (v) 49,605 Series E-3 common stock warrants (the Series E-3 Common Warrants, and collectively with the Series E-1 Common Warrants and the Series E-2 Common Warrants, the Series E Common Warrants) to purchase up to 49,605 shares of Common Stock, for net proceeds of $4.0 million, after deducting offering expenses of $1.0 million. The securities were offered in combinations of (a) one April 2025 Share or one April 2025 Pre-Funded Warrant, together with (b) one Series E-1 Common Warrant, one Series E-2 Common Warrant and one Series E-3 Common Warrant, for a combined purchase price of $100.80 (less $0.0028 for each April 2025 Pre-Funded Warrant).
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
May 2024 At The Market Offering
On May 20, 2024, we entered into an At The Market Offering Agreement (the Sales Agreement) with Wainwright, pursuant to which we may sell and issue, subject to the limitations in the Sales Agreement, up to $10.0 million of shares of our Common Stock from time to time through Wainwright as our sales agent (the ATM Offering). Under the Sales Agreement, Wainwright is entitled to compensation of 3.0% of the gross offering proceeds of all shares of Common Stock sold through it pursuant to the Sales Agreement.
On January 30, 2026, we filed a prospectus supplement to our registration statement on Form S-3 (File No. 333-279348) to increase the amount of shares of Common Stock that we may offer and sell under the Sales Agreement and applicable registration statement to an aggregate offering price of up to $60.0 million, which amount does not include the shares of Common Stock having an aggregate gross sales price of approximately $12.6 million that were sold under the ATM Offering through January 29, 2026, in accordance with the limitations set forth in Instruction I.B.6 of Form S-3.
As of March 31, 2026, we have sold 1,147,367 shares of our Common Stock in the ATM Offering at a weighted-average price of $11.32 per share, raising $13.0 million of gross proceeds and net proceeds of $12.4 million, after deducting commissions to the sales agent and other ATM Offering related expenses. During the three months ended March 31, 2026, we sold 1,087,364 shares of Common Stock in the ATM Offering at a weighted average price of $6.27 per share for gross proceeds of $6.8 million and net proceeds of $6.5 million.
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
Results of Operations
Comparison of the Three Months Ended March 31, 2026 and 2025
The following table summarizes the results of our operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development	$361	$1,640
General and administrative	1,642	1,411
Total operating expenses	2,003	3,051
Loss from operations	(2,003)	(3,051)
Interest income	5	5
Net loss	$(1,998)	$(3,046)
Research and Development Expenses
Research and development expenses were $0.4 million and $1.6 million for the three months ended March 31, 2026 and 2025, respectively. The $1.2 million decrease in research and development expenses was primarily due to a decrease of $1.1 million in expenses related to the registration development program of GRI-0621 due to the completion of the Phase 2a clinical trial and a $0.1 million decrease in consulting fees.
General and Administrative Expenses
General and administrative expenses were $1.6 million and $1.4 million for the three months ended March 31, 2026 and 2025, respectively. The $0.2 million increase was primarily related to a $0.1 million decrease in personnel expenses, including stock-based compensation expenses, offset by a $0.4 million increase in public company expenses.
Interest Income
Interest income was $5,000 in each of the three months ended March 31, 2026 and 2025.

Liquidity and Capital Resources
Since inception, we have incurred losses and expect to continue to incur losses for the foreseeable future. We incurred net losses of $2.0 million and $3.0 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $53.7 million.
We have financed our working capital requirements to date through the issuance of Common Stock, warrants, convertible notes and promissory notes. As of March 31, 2026, we had $11.0 million in cash.
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash provided by (used in):
Operating activities	$(3,685)	$(1,736)
Financing activities	6,504	(11)
Net increase (decrease) in cash and cash equivalents	$2,819	$(1,747)
Cash Flows from Operating Activities
For the three months ended March 31, 2026 and 2025, $3.7 million and $1.7 million were used in operating activities, respectively. The $1.9 million increase was primarily due to a $1.8 million increase in cash used for accounts payable, a $0.9 million increase in cash used for accrued expenses, a $0.2 million increase in non-cash adjustments, primarily related to stock-based compensation expenses, and $0.1 million decrease in cash used for prepaid and other assets and operating lease liabilities, offset by a $1.0 million decrease in net loss.
Cash Flows from Financing Activities
Net cash provided by financing activities was $6.5 million for the three months ended March 31, 2026 and was primarily related to $6.8 million in proceeds from the ATM Offering, offset by $0.3 million of stock issuance costs.
Net cash used in financing activities was $11,000 for the three months ended March 31, 2025 and was primarily related to the payment of stock issuance costs related to the April 2025 Purchase Agreement.
December 2025 Securities Purchase Agreement
On December 11, 2025, we entered the December 2025 Purchase Agreement, pursuant to which we issued and sold, in the December 2025 Offering, (i) 92,976 December 2025 Shares, (ii) 287,977 December 2025 Pre-Funded Warrants exercisable for an aggregate of 287,977 shares of Common Stock, and (iii) 380,962 Series F Common Warrants to purchase up to 380,962 shares of Common Stock, for net proceeds of $6.3 million, after deducting offering expenses of $1.7 million.
April 2025 Securities Purchase Agreement
On April 1, 2025, we entered the April 2025 Purchase Agreement, pursuant to which we issued and sold, in the April 2025 Offering, (i) 7,214 April 2025 Shares, (ii) 42,389 April 2025 Pre-Funded Warrants exercisable for an aggregate of 42,389 shares of Common Stock, (iii) 49,605 Series E-1 Common Warrants to purchase up to 49,605 shares of Common Stock, (iv) 49,605 Series E-2 Common Warrants to purchase up to 49,605 shares of Common Stock, and (v) 49,605 Series E-3 Common Warrants, to purchase up to 49,605 shares of Common Stock, for net proceeds of $4.0 million, after deducting offering expenses of $1.0 million.
May 2024 At The Market Offering
As of March 31, 2026, we have sold 1,147,367 shares of our Common Stock in the ATM Offering at a weighted-average price of $11.32 per share, raising $13.0 million of gross proceeds and net proceeds of $12.4 million, after deducting commissions to the sales agent and other ATM Offering related expenses. On January 30, 2026, we filed a prospectus supplement to our registration statement on Form S-3 (File No. 333-279348) to increase the amount of shares of Common Stock that we may offer and sell under the Sales Agreement and applicable registration statement to an aggregate offering price of up to $60.0 million, which amount does not include the shares of Common Stock having an aggregate gross sales price of approximately $12.6 million that were sold under the ATM Offering through January 29, 2026, in accordance with the limitations set forth in Instruction I.B.6 of Form S-3.
Future Funding Requirements
Our net losses were $2.0 million and $3.0 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had $11.0 million in cash and an accumulated deficit of $53.7 million. We expect to devote substantial financial resources to our planned activities, particularly as we prepare for, initiate, and conduct our planned clinical trials of GRI-0621 and GRI-0803, advance our discovery programs and continue our product development efforts. In addition, we expect to incur additional costs associated with operating as a public company.
Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to fund our currently planned operating expenses and capital expenditure requirements into the second quarter of 2027. In particular, these estimates assume only the continuation of preliminary work towards the initiation of a Phase 2b trial of GRI-0621; we would require substantial additional capital or resources in order to complete a Phase 2b clinical trial of GRI-0621.
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
Item 4. Controls and Procedures.
Management’s Evaluation of our Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e)) of the Exchange Act as of March 31, 2026. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Based upon their evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2026 due to the material weakness described in our Annual Report and updated below.
In the course of preparing our financial statements for the Annual Report, management identified a material weakness related to the inherent limitations of the accounting software used to prepare our financial statements and the limited number of accounting personnel we employ. As a result of these limitations and our limited number of accounting personnel, we previously determined that we had insufficient segregation of duties over the initiation, approval and recording of certain financial transactions. In response and during the quarter ended March 31, 2026, we implemented multiple compensating controls to mitigate these limitations.
Subsequent to March 31, 2026, management initiated a redesign of the control environment to address the inherent limitations previously identified in connection with our accounting software, including enhancements to monitoring and review procedures and the reassignment of responsibilities to strengthen segregation of duties across the initiation, approval and recording of transactions. In light of these actions, management does not currently expect to hire the additional accounting personnel as previously contemplated in our Annual Report in order to remediate the identified material weakness. However these revised controls must operate for a sufficient period of time for this previously identified material weakness to be remediated.
Notwithstanding this material weakness, we believe that our financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the periods covered by this report in all material respects.

Changes in Internal Control over Financial Reporting
As noted above, we have implemented certain measures to remediate the material weakness identified in the design and operation of our internal controls over financial reporting. During the quarter ended March 31, 2026, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) other than those noted above that occurred during the fiscal quarter covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. However, subsequent to March 31, 2026, we initiated the redesign actions described above which we believe are reasonably likely to materially affect, our internal control over financial reporting on a prospective basis. As noted above, these newly implemented controls must operate for a sufficient period of time for our previously identified material weakness to be remediated.
Limitations of Effectiveness of Control
It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. The design of any control system is based, in part, upon the benefits of the control system relative to its costs. Control systems can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. In addition, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Further, while we have made changes to our internal controls in an effort to remediate our previously identified material weakness, these efforts may not be successful or ultimately operate as we intend. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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
None.
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
Rule 10b5-1 Trading Arrangements
During the three months ended March 31, 2026, none of our directors or officers adopted or terminated “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description	Filed Herewith	Form	Incorporated by Reference File No.	Date Filed

3.1	Amended and Restated Certificate of Incorporation, as amended.		10-K	001-40034	1/30/2026

3.2	Amended and Restated Bylaws.		8-K/A	001-40034	5/26/2023

10.1	Amendment No. 1 to At The Market Offering Agreement, dated as of January 29, 2026, between GRI Bio, Inc. and H.C. Wainwright & Co., LLC.		8-K	001-40034	1/30/2026

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	iXBRL Instance Document

101.SCH	iXBRL Taxonomy Extension Schema Document

101.CAL	iXBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	iXBRL Taxonomy Extension Definition Linkbase Document

101.LAB	iXBRL Taxonomy Extension Label Linkbase Document

101.PRE	iXBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________________________
Unless otherwise indicated, exhibits are filed herewith.

*	This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, except to the extent specifically incorporated by reference into such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRI BIO, INC.

Date: May 13, 2026	By:	/s/ Leanne M. Kelly
Name: Leanne M. Kelly
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)