Form 10-Q
period 2026-06-30
GRI Bio, Inc.
filed 2026-08-14
CIK 1824293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
June 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of August 13, 2026, 2,186,115 shares of the Registrant’s common stock were outstanding.

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
GRI Bio, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$10,947	$8,229
Prepaid expenses and other current assets	387	363
Total current assets	11,334	8,592
Property and equipment, net	2	3
Operating lease right-of-use assets	44	71
Total assets	$11,380	$8,666

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$526	$1,837
Accrued expenses	530	750
Operating lease liabilities, current	44	56
Total current liabilities	1,100	2,643
Operating lease liabilities, non-current	—	15
Total liabilities	1,100	2,658

Commitments and contingencies (Note 9)

Stockholders' equity:
Common stock, $0.0001 par value; 250,000,000 shares authorized; 2,186,115 and 497,693 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	65,617	57,704
Accumulated deficit	(55,337)	(51,696)
Total stockholders’ equity	10,280	6,008
Total liabilities and stockholders' equity	$11,380	$8,666
See accompanying notes to unaudited interim consolidated financial statements.

GRI Bio, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$407	$1,879	$767	$3,520
General and administrative	1,241	1,018	2,883	2,429
Total operating expenses	1,648	2,897	3,650	5,949
Loss from operations	(1,648)	(2,897)	(3,650)	(5,949)
Interest income	5	5	9	11
Net loss	$(1,643)	$(2,892)	$(3,641)	$(5,938)
Net loss per share of common stock, basic and diluted	$(0.91)	$(36.72)	$(2.39)	$(121.36)
Weighted-average of common stock outstanding, basic and diluted	1,804,951	78,757	1,524,534	48,928
See accompanying notes to unaudited interim consolidated financial statements.

GRI Bio, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except shares)
(Unaudited)

Six Months Ended June 30, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2025	497,693	$—	$57,704	$(51,696)	$6,008
Stock-based compensation	—	—	31	—	31
Fractional share adjustment	(124)	—	(1)	—	(1)
Issuance of common stock	1,087,364	—	6,505	—	6,505
Net loss	—	—	—	(1,998)	(1,998)
Balance, March 31, 2026 (unaudited)	1,584,933	$—	$64,239	$(53,694)	$10,545
Stock-based compensation	—	—	34	—	34
Issuance of common stock	601,182	—	1,344	—	1,344
Net loss	—	—	—	(1,643)	(1,643)
Balance, June 30, 2026 (unaudited)	2,186,115	$—	$65,617	$(55,337)	$10,280

Six Months Ended June 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2024	18,768	$—	$43,772	$(39,740)	$4,032
Stock-based compensation	—	—	220	—	220
Fractional share adjustment	(5)	—	(1)	—	(1)
Net loss	—	—	—	(3,046)	(3,046)
Balance, March 31, 2025 (unaudited)	18,763	$—	$43,991	$(42,786)	$1,205
Stock-based compensation	—	—	41	—	41
Issuance of common stock and prefunded warrants in financing	49,603	—	4,144	—	4,144
Issuance of common stock	20,806	—	825	—	825
Net loss	—	—	—	(2,892)	(2,892)
Balance, June 30, 2025 (unaudited)	89,172	$—	$49,001	$(45,678)	$3,323

See accompanying notes to unaudited interim consolidated financial statements.

GRI Bio, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Operating activities:
Net loss	$(3,641)	$(5,938)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	1	2
Stock-based compensation expense	64	261
Change in operating lease right-of-use assets	27	23
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(51)	133
Accounts payable	(1,284)	371
Accrued expenses	(220)	269
Operating lease liabilities	(27)	(23)
Cash used in operating activities	(5,131)	(4,902)

Financing activities:
Proceeds from issuance of common stock in financing transactions	—	5,000
Proceeds from issuance of common stock under ATM facility	8,214	941
Payment for fractional shares in connection with reverse stock split	(1)	(1)
Payment of stock issuance costs	(364)	(944)
Cash provided by financing activities	7,849	4,996

Net increase in cash and cash equivalents	2,718	94
Cash and cash equivalents at beginning of period	8,229	5,028
Cash and cash equivalents at end of period	$10,947	$5,122

Supplemental disclosure of non-cash financing activities:
Deferred stock issuance costs in accounts payable and accrued expenses	$—	$29
Issuance of warrants for payment of stock issuance costs	$—	$123
See accompanying notes to unaudited interim consolidated financial statements.

GRI Bio, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

1.    ORGANIZATION AND DESCRIPTION OF BUSINESS
GRI Bio, Inc. (GRI or the Company), based in La Jolla, CA, was incorporated in Delaware in May 2009, which is the date of inception.
GRI is a clinical-stage biopharmaceutical company focused on discovering, developing, and commercializing innovative therapies that target serious diseases associated with dysregulated immune responses leading to inflammatory, fibrotic and autoimmune disorders. The Company’s goal is to be an industry leader in developing therapies to treat these diseases and to improve the lives of patients suffering from such diseases. The Company’s lead product candidate, GRI-0621, is an oral inhibitor of type 1 invariant Natural Killer T cells and is being developed for the treatment of severe fibrotic lung diseases such as idiopathic pulmonary fibrosis (IPF). The Company’s product candidate portfolio also includes GRI-0803 and a proprietary library of 500+ compounds. GRI-0803, the lead molecule selected from the library, is a novel oral agonist of type 2 diverse Natural Killer T cells and is being developed for the treatment of autoimmune disorders, with much of its preclinical work in Systemic Lupus Erythematosus Disease, or lupus, and multiple sclerosis (MS).
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
2.    LIQUIDITY
These unaudited interim consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any significant revenues from operations since inception and does not expect to do so in the foreseeable future. The Company has incurred operating losses since its inception in 2009 and as a result has incurred $55,337 in accumulated deficit through June 30, 2026. The Company has financed its working capital requirements to date through the issuance of equity and debt securities. As of June 30, 2026, the Company had cash and cash equivalents of approximately $10,947.
On May 20, 2024, the Company entered into an At The Market Offering Agreement (the Sales Agreement) with H.C. Wainwright & Co., LLC (Wainwright), pursuant to which the Company may sell and issue, subject to the limitations in the Sales Agreement, up to $10.0 million of shares of Common Stock from time to time through Wainwright as its sales agent (the ATM Offering). Under the Sales Agreement, Wainwright is entitled to compensation of 3.0% of the gross offering proceeds of all shares of Common Stock sold through it pursuant to the Sales Agreement. As of June 30, 2026, the Company has sold 1,748,549 shares of Common Stock in the ATM Offering at a weighted-average price of $8.22 per share, raising $14,379 of gross proceeds and net proceeds of $13,708, after deducting commissions to the sales agent and other ATM Offering related expenses.
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
Based on the Company’s current operating plan, the Company believes that its existing cash and cash equivalents will be sufficient to fund its currently planned operating expenses and capital expenditure requirements through the second quarter of 2027. However, this estimate assumes that the Company only continues the preliminary work towards the initiation of additional clinical studies of GRI-0621; the Company would not be able to complete the additional dose-ranging and other clinical studies for GRI-0621, which will require substantial additional capital or resources.

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
Separately, on July 22, 2026, the SEC’s Division of Trading and Markets, acting under delegated authority, approved a new Nasdaq continued listing requirement (the “MVLS Requirement”) under which companies listed on The Nasdaq Capital Market must maintain a Market Value of Listed Securities (“MVLS”) of at least $5,000. On July 29, 2026, the SEC stayed the approval order after receiving petitions for Commission-level review pursuant to Rule 431(e) of the SEC’s Rules of Practice, and the MVLS Requirement is not currently in effect. If the MVLS Requirement becomes effective, a company whose MVLS remains below $5,000 for 30 consecutive business days would be subject to immediate suspension from trading and delisting proceedings, with no cure or compliance period to stay the suspension of trading. A company may appeal the delisting determination to the Nasdaq Hearings Panel (the Hearings Panel), but a timely request for a hearing will not automatically stay the suspension of trading. The Hearings Panel may, in its discretion, grant an exception of up to 180 days for the company to demonstrate compliance with The Nasdaq Capital Market’s initial listing requirements. As of the date of this Quarterly Report, the Company’s MVLS is less than $5,000. If the MVLS Requirement becomes effective and the Company’s Common Stock is suspended from trading or delisted from The Nasdaq Capital Market, this could further impair the Company’s ability to raise additional capital and impact the Company’s ability to continue as a going concern.

3.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial periods and pursuant to the rules of the SEC. Any reference in the accompanying unaudited interim financial statements to “authoritative guidance” is meant to refer to GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Updates (ASU) of the Financial Accounting Standards Board (FASB). The December 31, 2025 balance sheet was derived from the Company’s audited consolidated financial statements.
In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all normal and recurring adjustments considered necessary to present fairly the Company’s financial position as of June 30, 2026, and the consolidated results of operations and consolidated stockholders’ equity for the three and six months ended June 30, 2026 and 2025 and consolidated cash flows for the six months ended June 30, 2026 and 2025. Consolidated results of operations for the three and six months ended June 30, 2026, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2026. The unaudited interim consolidated financial statements, presented herein, do not contain the required disclosures under GAAP for annual consolidated financial statements. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes as of and for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K filed with the SEC on January 30, 2026.
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
As of June 30, 2026, the Company’s financial instruments included cash, cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses and certain liability classified warrants. The carrying amounts reported in the consolidated balance sheets for cash, cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair value based on the short-term maturity of these instruments. The Company recognizes transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. At June 30, 2026, there were no financial assets or liabilities measured at fair value on a recurring basis other than the liability classified warrants.
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
The Company is required to revalue the May 2022 Warrants at each reporting date with any changes in fair value recorded in its consolidated statements of operations. The valuation of the May 2022 Warrants is considered under Level 3 of the fair value hierarchy due to the need to use assumptions in the valuation that are both significant to the fair value measurement and unobservable. As of June 30, 2026 and December 31, 2025, the fair value of the warrant liability was immaterial.
Deferred Stock Issuance Costs
Deferred stock issuance costs represent incremental costs incurred that are directly attributable to proposed offerings of securities. The costs are charged against the gross proceeds of the respective offering upon closing.

Net Loss Per Common Share
Basic net loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period. Diluted net loss per common share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during each period, plus the dilutive effect of common stock equivalents outstanding during each period, in accordance with ASC 260, Earnings Per Share. As the Company had a net loss in each of the three and six months ended June 30, 2026 and 2025, diluted net loss per common share is the same as basic net loss per common share for the periods because the effects of potentially dilutive securities are antidilutive.
Common stock equivalents excluded from the diluted net loss per common share calculations are as follows:

	June 30,
	2026	2025
Stock options	15,032	753
Warrants	516,970	165,171
Total	532,002	165,924
Recent Accounting Pronouncements
The Company considered the applicability and impact of all ASUs issued during the quarter ended June 30, 2026. ASUs not discussed below were assessed and determined to be either not applicable or expected to have minimal impact on these unaudited interim consolidated financial statements.
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
4.    PROPERTY AND EQUIPMENT

	June 30, 2026	December 31, 2025
Computer equipment	$24	$24
Furniture and fixtures	13	13
	37	37
Accumulated depreciation	(35)	(34)
	$2	$3
Depreciation expense related to property and equipment was immaterial and $1 in the three-month periods ended June 30, 2026 and 2025, respectively. Depreciation expense related to property and equipment was $1 and $2 in the six-month periods ended June 30, 2026 and 2025, respectively.

5.    ACCRUED EXPENSES
Accrued expenses consist of the following:

	June 30, 2026	December 31, 2025
Research and development	$185	$383
General and administrative	93	31
Payroll and related	252	336
Total accrued expenses	$530	$750
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
As of June 30, 2026, the Company has sold 1,748,549 shares of Common Stock in the ATM Offering at a weighted-average price of $8.22 per share, raising $14,379 of gross proceeds and net proceeds of $13,708, after deducting commissions to the sales agent and other ATM Offering related expenses. During the three months ended June 30, 2026, the Company sold 601,182 shares of Common Stock in the ATM Offering at a weighted-average price of $2.32 per share for gross proceeds of $1,395 and net proceeds of $1,344. During the six months ended June 30, 2026, the Company sold 1,688,546 shares of Common Stock in the ATM Offering at a weighted-average price of $4.86 per share for gross proceeds of $8,214 and net proceeds of $7,850.
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
As of June 30, 2026, the Company had the following warrants outstanding to purchase Common Stock:

Number of Shares	Exercise Price per Share	Expiration Date
49,605	$89.60	October 2026
1	$1,219,345.40	May 2027
1	$0.01	July 2027
3	$2,659,169.24	April 2028
19	$6,806.80	February 2029
324	$1,088.85	June 2029
4,593	$871.08	September 2029
1,604	$476.00	October 2029
114	$595.00	October 2029
49,605	$89.60	April 2030
3,474	$126.00	April 2030
380,962	$21.00	December 2030
26,667	$26.25	December 2030

7. STOCK-BASED COMPENSATION
Amended and Restated 2018 Equity Incentive Plan, as Amended
On April 21, 2023, the stockholders of the Company approved the Amended and Restated GRI Bio, Inc. 2018 Equity Incentive Plan (the A&R 2018 Plan) and on August 13, 2025, the stockholders of the Company approved an amendment to the A&R 2018 Plan to increase the aggregate number of shares of the Company’s Common Stock thereunder by 14,285. The A&R 2018 Plan provides the Company with the ability to grant stock options, restricted stock and other equity-based awards to employees, directors and consultants. Stock options granted by the Company under the A&R 2018 Plan generally have a contractual life of up to 10 years. As of June 30, 2026, awards granted under the A&R 2018 Plan representing the right to purchase or contingent right to receive up to an aggregate of 15,032 shares of the Company's Common Stock were outstanding and 34,951 shares of the Company’s Common Stock were reserved for issuance under the A&R 2018 Plan. The number of shares reserved for issuance under the A&R 2018 Plan may be increased pursuant to the A&R 2018 Plan’s “evergreen” provision on the first day of each calendar year beginning January 1, 2025 and ending on and including January 1, 2033, by a number of shares not to exceed 4% of the aggregate number of shares of the Company’s Common Stock outstanding on the final day of the immediately preceding calendar year.
The Company recorded stock-based compensation related to equity-based awards issued under the A&R 2018 Plan in the following expense categories of its accompanying consolidated statements of operations for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$1	$—	$4	$25
General and administrative	33	41	60	236
Total	$34	$41	$64	$261
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
The table below represents the activity of stock options granted to employees and non-employees for the six months ended June 30, 2026:

	Number of options	Weighted-average exercise price	Weighted-average remaining contractual term (years)
Outstanding at December 31, 2025	15,032	$68.44	9.67
Granted	—
Exercised	—	—
Forfeited/cancelled	—	—
Outstanding at June 30, 2026	15,032	$68.44	9.17
Exercisable at June 30, 2026	12,597	$66.92	9.16
Vested and expected to vest at June 30, 2026	15,032	$68.44	9.17
As of June 30, 2026, all of the outstanding and exercisable stock options were out of the money and therefore had no intrinsic value. As of June 30, 2026, the unrecognized compensation cost related to unvested stock options expected to vest was $132. This unrecognized compensation is expected to be recognized over a weighted-average amortization period of 1.69 years.

The Company granted an aggregate of 752 stock options to its employees and non-employee directors during the six months ended June 30, 2025. The Black-Scholes option-pricing model was used to estimate the grant date fair value of each stock option grant at the time of grant using the following weighted-average assumptions:

Six Months Ended June 30, 2025
Volatility	110.94%
Expected term in years	5.00
Dividend rate	0.00%
Risk-free interest rate	4.45%
Fair value of common stock on grant date	$326.48
No equity-based awards were granted during the six-month period ended June 30, 2026.
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
Our product candidate, GRI-0621, which received Orphan Drug Designation from the U.S. Food and Drug Administration (FDA) on June 18, 2026 for the treatment of IPF, is an oral inhibitor of type 1 iNKT cells. GRI-0621 is also an oral formulation of tazarotene, a synthetic retinoid acid receptor-beta and gamma selective agonist, that is approved in the United States for topical treatment of psoriasis and acne. While there are no approved oral formulations of tazarotene, as of June 30, 2026, it has been evaluated in over 1,700 patients as an oral product for up to 52-weeks. We are developing GRI-0621 for the treatment of severe fibrotic lung diseases such as IPF, a life-threatening progressive fibrotic disease of the lung that affects approximately 140,000 people in the United States, with up to 40,000 new cases per year in the United States. Some estimate that IPF affects 3 million globally. While there are currently two approved therapies for the treatment of lung fibrosis, neither has been associated with improvements in overall survival, and both therapies have been associated with significant side effects leading to poor therapeutic adherence. In preliminary and topline data from our trials to date with GRI-0621, and earlier trials with oral tazarotene, we have observed GRI-0621 to be well-tolerated and to inhibit iNKT cell activity in subjects. We and others have shown that activated iNKT are upregulated in IPF, primary sclerosing cholangitis, metabolic dysfunction-associated steatohepatitis, alcoholic liver disease, SLE, MS, ulcerative colitis patients as well as other indications. In these patients activated iNKT cells are correlated with more severe disease.
We most recently evaluated GRI-0621 in a randomized, double-blind, multi-center, 2-arm Phase 2a clinical trial for the treatment of patients diagnosed with IPF. The primary endpoint for this Phase 2a trial was safety and tolerability of oral GRI-0621, administered as a single daily dose, as assessed by clinical labs, vital signs and adverse events after 12 weeks of treatment. Secondary endpoints were baseline changes in serum biomarkers, differentially expressed genes measured by ribonucleic acid sequencing (RNAseq), T cell receptor sequencing (TCRseq), and flow cytometry in PBMC samples collected at week six and week 12; an assessment of the PK of GRI-0621 at the week 12 visit of treatment (steady state); and a determination of the pharmacodynamic activity of oral GRI-0621 as measured by inhibition of immune cell activation in blood after six weeks and 12 weeks, and from BAL fluid after 12 weeks of treatment. Concurrently, a sub-study examined the number and activity of immune cells in BAL fluid in eight subjects (across various centers). Additional exploratory endpoints for the trial included assessment of the effect of GRI-0621 on pulmonary function at baseline and after six weeks and 12 weeks of treatment. 35 patients were enrolled in the trial and randomly assigned to a placebo arm and a GRI-0621 treatment arm, of which 19 patients completed treatment in the treatment arm and nine patients completed treatment in the placebo arm. Based on topline results available to date, the clinical trial met its primary endpoint and the secondary endpoints measured to date (as described below). Continued analyses of exploratory endpoints, including RNAseq, TCRseq, and the pharmacodynamic activity of GRI-0621, remain consistent with and supportive of previously reported findings. We have filed additional patent applications based, in part, on these data.
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
Results from this Phase 2a trial are being used to determine safety sample size, clinically relevant endpoints and clinical trial duration in communication with the FDA in designing future trials. The Company recently requested a Type C meeting to discuss clinical study plans for the GRI-0621 IPF program with the FDA and received written feedback from the agency in response. Equipped with the FDA’s feedback, the Company is evaluating its clinical development strategy for GRI-0621 and intends to request another meeting with the FDA to obtain the FDA’s views on a proposed Phase 2b/3 adaptive trial design. There can be no assurance that the FDA will agree to any such proposed trial design or that the Company will be able to obtain the substantial additional capital or resources necessary to conduct additional clinical studies for GRI-0621.

On June 18, 2026, the FDA granted Orphan Drug Designation to GRI-0621 for the treatment of IPF. Orphan Drug Designation is granted to therapies intended to treat rare diseases affecting fewer than 200,000 people in the United States and provides important development and commercialization benefits, including potential eligibility for seven years of U.S. market exclusivity upon approval, potential tax credits related to qualified clinical development expenses, and waiver of the FDA application fee.

Our product candidate portfolio also includes GRI-0803 and a proprietary library of 500+ compounds. GRI-0803, the lead molecule selected from the library, is a novel oral agonist of type 2 diverse Natural Killer T cells and would be developed for the treatment of autoimmune disorders, with much of our preclinical work in SLE or lupus and MS. In lupus, the immune system mistakenly attacks its own healthy tissues, especially joints and skin, but can affect almost every organ and tissue of the body. The condition can be fatal and often causes debilitating bouts of fatigue and pain that prevent nearly half of adult patients from working. Lupus affects between 160,000 - 200,000 patients in the United States, with around 80,000 – 100,000 patients in the United States suffering from kidney nephritis, one of the most serious manifestations of SLE, typically within five years of diagnosis. There is no cure for lupus, but medical interventions and lifestyle changes can help control it. SLE treatment consists primarily of immunosuppressive drugs that inhibit the activity of the immune system. Only two drugs have been approved for lupus in the past 50 years, and new treatment options are sorely needed. In order to focus our resources on our GRI-0621 program, we previously limited our development of GRI-0803 pending additional funding. We intend to complete IND-enabling studies and file an IND application to evaluate GRI-0803 in a Phase 1a and 1b trial in healthy volunteers in the first half of 2027. We expect to continue to evaluate indications to select the best fit for further development of the program, but our initial focus would be on lupus.
Recent Developments
Reverse Stock Splits
On January 15, 2026, our stockholders approved the January 2026 Reverse Stock Split within a range of not less than one-for-two and not more than one-for-thirty, and our Board of Directors subsequently approved the January 2026 Reverse Stock Split at the ratio of one-for-twenty-eight. Following these approvals, we filed an amendment to our Amended and Restated Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware to effect the January 2026 Reverse Stock Split as of 4:01 p.m. Eastern Time on January 23, 2026. Shares of our Common Stock began trading on a post-split basis on January 26, 2026. The January 2026 Reverse Stock Split had the effect of reducing the aggregate number of outstanding shares of Common Stock from 15,960,229 outstanding shares on a pre-reverse split basis as of January 23, 2026 to a total of 570,002 shares outstanding on a post-reverse split basis as of January 23, 2026.
Previously, on February 21, 2025, we effected a reverse stock split of our Common Stock at a ratio of one-for seventeen.
Unless otherwise noted, all financial information, share numbers, option numbers, warrant numbers, other derivative security numbers and exercise prices appearing in this Quarterly Report have been adjusted to give effect to the reverse stock splits described herein.
FDA Orphan Drug Designation
On June 18, 2026, the FDA granted Orphan Drug Designation to GRI-0621 for the treatment of IPF. Orphan Drug Designation is granted to therapies intended to treat rare diseases affecting fewer than 200,000 people in the United States. The designation provides important development and commercialization benefits, including potential eligibility for seven years of U.S. market exclusivity upon approval, potential tax credits related to qualified clinical development expenses, and waiver of the FDA application fee.

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
The December 2025 Pre-Funded Warrants were exercisable for one share of Common Stock at a price of $0.0028 per share, were exercisable immediately and expired when exercised in full. The Series F Common Warrants are exercisable into one share of Common Stock at a price per share of $21.00 and are immediately exercisable. The Series F Common Warrants will expire on December 12, 2030. As of June 30, 2026, all of the December 2025 Pre-Funded Warrants have been exercised.
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
The April 2025 Pre-Funded Warrants were exercisable for one share of Common Stock at a price of $0.0028 per share, were exercisable immediately and expired when exercised in full. Each Series E Common Warrant is exercisable into one share of Common Stock at a price per share of $89.60 and is immediately exercisable. The Series E-1 Common Warrants will expire on the five-year anniversary of the date of issuance. The Series E-2 Common Warrants will expire on the 18-month anniversary of the date of issuance. The Series E-3 Common Warrants expired on the nine-month anniversary of the date of issuance.
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
As of June 30, 2026, we have sold 1,748,549 shares of our Common Stock in the ATM Offering at a weighted-average price of $8.22 per share, raising $14.4 million of gross proceeds and net proceeds of $13.7 million, after deducting commissions to the sales agent and other ATM Offering related expenses. During the three months ended June 30, 2026, we sold 601,182 shares of Common Stock in the ATM Offering at a weighted average price of $2.32 per share for gross proceeds of $1.4 million and net proceeds of $1.3 million. During the six months ended June 30, 2026, we sold 1,688,546 shares of Common Stock in the ATM Offering at a weighted average price of $4.86 per share for gross proceeds of $8.2 million and net proceeds of $7.9 million.
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
Results of Operations
Comparison of the Three Months Ended June 30, 2026 and 2025
The following table summarizes the results of our operations for the periods indicated (in thousands):

	Three Months Ended June 30,
	2026	2025
Operating expenses:
Research and development	$407	$1,879
General and administrative	1,241	1,018
Total operating expenses	1,648	2,897
Loss from operations	(1,648)	(2,897)
Interest income	5	5
Net loss	$(1,643)	$(2,892)
Research and Development Expenses
Research and development expenses were $0.4 million and $1.9 million for the three months ended June 30, 2026 and 2025, respectively. The $1.5 million decrease in research and development expenses was primarily due to a decrease of $1.5 million in expenses related to the registration development program of GRI-0621 due to the completion of the Phase 2a clinical trial.
General and Administrative Expenses
General and administrative expenses were $1.2 million and $1.0 million for the three months ended June 30, 2026 and 2025, respectively. The $0.2 million increase was primarily related to a $0.1 million decrease in personnel expenses, including stock-based compensation expenses, offset by a $0.2 million increase in public company expenses.
Interest Income
Interest income was $5,000 in each of the three months ended June 30, 2026 and 2025.

Comparison of the Six Months Ended June 30, 2026 and 2025
The following table summarizes the results of our operations for the periods indicated (in thousands):

	Six Months Ended June 30,
	2026	2025
Operating expenses:
Research and development	$767	$3,520
General and administrative	2,883	2,429
Total operating expenses	3,650	5,949
Loss from operations	(3,650)	(5,949)
Interest income	9	11
Net loss	$(3,641)	$(5,938)
Research and Development Expenses
Research and development expenses were $0.8 million and $3.5 million for the six months ended June 30, 2026 and 2025, respectively. The $2.7 million decrease in research and development expenses was primarily due to a decrease of $2.6 million in expenses related to the development program of GRI-0621 as a result of the completion of the Phase 2a clinical trial.
General and Administrative Expenses
General and administrative expenses were $2.9 million and $2.4 million for the six months ended June 30, 2026 and 2025, respectively. The $0.5 million increase was primarily related to an increase of $0.6 million in public company expenses offset by a $0.2 million decrease in personnel expenses, including stock-based compensation expense.
Interest Income
Interest income was $9,000 and $11,000 for the six months ended June 30, 2026 and 2025, respectively.
Liquidity and Capital Resources
Since inception, we have incurred losses and expect to continue to incur losses for the foreseeable future. We incurred net losses of $3.6 million and $5.9 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $55.3 million.
We have financed our working capital requirements to date through the issuance of Common Stock, warrants, convertible notes and promissory notes. As of June 30, 2026, we had $10.9 million in cash.
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$(5,131)	$(4,902)
Financing activities	7,849	4,996
Net increase in cash and cash equivalents	$2,718	$94

Cash Flows from Operating Activities
For the six months ended June 30, 2026 and 2025, $5.1 million and $4.9 million were used in operating activities, respectively. The $0.2 million increase was primarily due to a $1.7 million increase in cash used for accounts payable, a $0.5 million increase in cash used for accrued expenses, a $0.2 million decrease in non-cash adjustments, primarily related to stock-based compensation expenses, and $0.2 million decrease in cash used for prepaid and other assets and operating lease liabilities, offset by a $2.3 million decrease in net loss.
Cash Flows from Financing Activities
Net cash provided by financing activities was $7.8 million for the six months ended June 30, 2026 and was primarily related to $8.2 million in proceeds from the ATM Offering, offset by $0.4 million of stock issuance costs.
Net cash provided by financing activities was $5.0 million for the six months ended June 30, 2025 and was primarily related to the $5.0 million in proceeds from the April 2025 Offering and $0.9 million in proceeds from the ATM Offering, offset by $0.9 million of stock issuance costs.
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
May 2024 At The Market Offering
As of June 30, 2026, we have sold 1,748,549 shares of our Common Stock in the ATM Offering at a weighted-average price of $8.22 per share, raising $14.4 million of gross proceeds and net proceeds of $13.7 million, after deducting commissions to the sales agent and other ATM Offering related expenses. On January 30, 2026, we filed a prospectus supplement to our registration statement on Form S-3 (File No. 333-279348) to increase the amount of shares of Common Stock that we may offer and sell under the Sales Agreement and applicable registration statement to an aggregate offering price of up to $60.0 million, which amount does not include the shares of Common Stock having an aggregate gross sales price of approximately $12.6 million that were sold under the ATM Offering through January 29, 2026, in accordance with the limitations set forth in Instruction I.B.6 of Form S-3.
Nasdaq Continued Listing Requirement
On July 22, 2026, the SEC’s Division of Trading and Markets, acting under delegated authority, approved a new Nasdaq continued listing requirement under which companies listed on The Nasdaq Capital Market must maintain a Market Value of Listed Securities (MVLS) of at least $5 million (the “MVLS Requirement”). On July 29, 2026, the SEC stayed the approval order after receiving petitions for Commission-level review pursuant to Rule 431(e) of the SEC’s Rules of Practice, and the MVLS Requirement is not currently in effect. If the MVLS Requirement becomes effective, a company whose MVLS remains below $5 million for 30 consecutive business days, would be subject to immediate suspension of trading in and commence delisting proceedings, with no cure or compliance period to stay the suspension of trading. A company may appeal the delisting determination to the Nasdaq Hearings Panel (the Hearings Panel), but a timely request for a hearing will not automatically stay the suspension of trading. The Hearings Panel may, in its discretion, grant an exception of up to 180 days for a company to demonstrate compliance with The Nasdaq Capital Market’s initial listing requirements. As of the date of this Quarterly Report, our MVLS is less than $5 million. If the MVLS Requirement becomes effective and our Common Stock were suspended and delisted from The Nasdaq Capital Market, our ability to raise additional capital, including under the ATM Offering, would be materially and adversely affected. See Part II, Item 1A, “Risk Factors.”

Future Funding Requirements
Our net losses were $3.6 million and $5.9 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had $10.9 million in cash and an accumulated deficit of $55.3 million. We expect to devote substantial financial resources to our planned activities, particularly as we prepare for, initiate, and conduct our planned clinical trials of GRI-0621 and GRI-0803, advance our discovery programs and continue our product development efforts. In addition, we expect to incur additional costs associated with operating as a public company.
Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to fund out currently planned operating expenses and capital expenditure requirements through the second quarter of 2027. However, this estimate assumes that we only continue the preliminary work towards the initiation of additional clinical studies of GRI-0621; we would not be able to complete the additional clinical studies for GRI-0621, which will require substantial additional capital or resources.

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
In addition, as described in Part II, Item 1A, “Risk Factors,” although the new MVLS continued listing requirement approved on July 22, 2026 has been stayed pending Commission-level review, our MVLS is currently less than $5 million. If the requirement becomes effective and our Common Stock is suspended from trading or delisted from The Nasdaq Capital Market, our ability to raise capital under the ATM Offering or otherwise access the public markets would be impaired, which would further exacerbate the risks described above and our substantial doubt about our ability to continue as a going concern.

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
Item 4. Controls and Procedures.
Management’s Evaluation of our Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e)) of the Exchange Act as of June 30, 2026. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Based upon their evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2026 due to the material weakness described in our Annual Report and updated below.
In the course of preparing our financial statements for the Annual Report, management identified a material weakness related to the inherent limitations of the accounting software used to prepare our financial statements and the limited number of accounting personnel we employ. As a result of these limitations and our limited number of accounting personnel, we previously determined that we had insufficient segregation of duties over the initiation, approval and recording of certain financial transactions. In response and during the quarter ended June 30, 2026, we implemented multiple compensating controls to mitigate these limitations.
During the quarter ended June 30, 2026, management completed a redesign of the control environment to address the inherent limitations previously identified in connection with our accounting software, including enhancements to monitoring and review procedures and the reassignment of responsibilities to strengthen segregation of duties across the initiation, approval and recording of transactions. In light of these actions, management does not currently expect to hire the additional accounting personnel as previously contemplated in our Annual Report in order to remediate the identified material weakness. However these revised controls must operate for a sufficient period of time for this previously identified material weakness to be remediated.
Notwithstanding this material weakness, we believe that our financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the periods covered by this report in all material respects.
Changes in Internal Control over Financial Reporting
As noted above, during the quarter ended June 30, 2026, we implemented certain measures to remediate the material weakness identified in the design and operation of our internal controls over financial reporting. During the quarter ended June 30, 2026, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) other than those noted above that occurred during the fiscal quarter covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
The Nasdaq Stock Market LLC (Nasdaq) has adopted a new continued listing requirement that requires listed companies to maintain a Market Value of Listed Securities (MVLS) of at least $5 million, but the SEC has stayed approval of this requirement pending Commission-level review. If the requirement becomes effective, our failure to satisfy it for 30 consecutive business days would result in the immediate suspension of trading of our Common Stock and the initiation of delisting proceedings for our Common Stock from The Nasdaq Capital Market.

On July 22, 2026, the SEC’s Division of Trading and Markets, acting under delegated authority, approved Nasdaq’s new MVLS continued listing requirement (the “MVLS Requirement”) requiring listed companies to maintain a Market Value of Listed Securities of at least $5 million. On July 29, 2026, the SEC stayed the approval order after receiving petitions for Commission-level review pursuant to Rule 431(e) of the SEC’s Rules of Practice, and the MVLS Requirement is not currently in effect. If the MVLS Requirement becomes effective, a company whose MVLS remains below $5 million for 30 consecutive business days will receive a Staff Delisting Determination, and its securities will be immediately suspended from trading and subject to delisting proceedings. The MVLS Requirement affords no cure or compliance period with respect to the suspension of trading. A company may appeal the delisting determination to the Nasdaq Hearings Panel (the “Hearings Panel”), but a timely request for a hearing will not automatically stay the suspension of trading pending the outcome of any appeal. The Hearings Panel may, in its discretion, grant an exception of up to 180 days for the company to demonstrate compliance with The Nasdaq Capital Market’s initial listing requirements, which represent greater requirements than merely curing the specific MVLS deficiency. As of the date of this Quarterly Report, our MVLS is less than $5 million. There can be no assurance that the SEC will not ultimately approve the MVLS Requirement or that, if it becomes effective, we will be able to increase our MVLS above the required threshold, or at all.

If the MVLS Requirement becomes effective and our Common Stock is suspended and delisted from The Nasdaq Capital Market, it would materially and adversely affect our ability to raise additional capital on acceptable terms, or at all, the liquidity and trading price of our Common Stock, our ability to attract and retain qualified employees and business and strategic partners, and could result in a loss of confidence in us by investors, suppliers, customers and employees, any of which could have a material adverse effect on our business, financial condition and results of operations

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities and Use of Proceeds
None.
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2026, none of our directors or officers adopted or terminated “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

GRI BIO, INC.

Date: August 14, 2026	By:	/s/ Leanne M. Kelly
Name: Leanne M. Kelly
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)