Form 10-Q
period 2026-09-30
GRI Bio, Inc.
filed 2026-11-13
CIK 1824293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
September 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of November 12, 2026, 2,186,115 shares of the Registrant’s common stock were outstanding.

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
GRI Bio, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$9,472	$8,229
Prepaid expenses and other current assets	256	363
Total current assets	9,728	8,592
Property and equipment, net	2	3
Operating lease right-of-use assets	30	71
Total assets	$9,760	$8,666

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$354	$1,837
Accrued expenses	569	750
Operating lease liabilities, current	30	56
Total current liabilities	953	2,643
Operating lease liabilities, non-current	—	15
Total liabilities	953	2,658

Commitments and contingencies (Note 9)

Stockholders' equity:
Common stock, $0.0001 par value; 250,000,000 shares authorized; 2,186,115 and 497,693 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	65,650	57,704
Accumulated deficit	(56,843)	(51,696)
Total stockholders’ equity	8,807	6,008
Total liabilities and stockholders' equity	$9,760	$8,666
See accompanying notes to unaudited interim consolidated financial statements.

GRI Bio, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$212	$1,769	$979	$5,188
General and administrative	1,299	1,596	4,182	4,125
Total operating expenses	1,511	3,365	5,161	9,313
Loss from operations	(1,511)	(3,365)	(5,161)	(9,313)
Interest income	5	6	14	16
Net loss	$(1,506)	$(3,359)	$(5,147)	$(9,297)
Net loss per share of common stock, basic and diluted	$(0.69)	$(35.88)	$(2.95)	$(145.29)
Weighted-average of common stock outstanding, basic and diluted	2,186,117	93,627	1,747,485	63,991
See accompanying notes to unaudited interim consolidated financial statements.

GRI Bio, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except shares)
(Unaudited)

Nine Months Ended September 30, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2025	497,693	$—	$57,704	$(51,696)	$6,008
Stock-based compensation	—	—	31	—	31
Fractional share adjustment	(124)	—	(1)	—	(1)
Issuance of common stock	1,087,364	—	6,505	—	6,505
Net loss	—	—	—	(1,998)	(1,998)
Balance, March 31, 2026 (unaudited)	1,584,933	$—	$64,239	$(53,694)	$10,545
Stock-based compensation	—	—	34	—	34
Issuance of common stock	601,182	—	1,344	—	1,344
Net loss	—	—	—	(1,643)	(1,643)
Balance, June 30, 2026 (unaudited)	2,186,115	$—	$65,617	$(55,337)	$10,280
Stock-based compensation	—	—	33	—	33
Net loss	—	—	—	(1,506)	(1,506)
Balance, September 30, 2026 (unaudited)	2,186,115	$—	$65,650	$(56,843)	$8,807

Nine Months Ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2024	18,768	$—	$43,772	$(39,740)	$4,032
Stock-based compensation	—	—	220	—	220
Fractional share adjustment	(5)	—	(1)	—	(1)
Net loss	—	—	—	(3,046)	(3,046)
Balance, March 31, 2025 (unaudited)	18,763	$—	$43,991	$(42,786)	$1,205
Stock-based compensation	—	—	41	—	41
Issuance of common stock and prefunded warrants in financing	49,603	—	4,143	—	4,143
Issuance of common stock	20,806	—	825	—	825
Net loss	—	—	—	(2,892)	(2,892)
Balance, June 30, 2025 (unaudited)	89,172	$—	$49,000	$(45,678)	$3,322
Stock-based compensation	—	—	465	—	465
Issuance of common stock	27,569	—	1,565	—	1,565
Net loss	—	—	—	(3,359)	(3,359)
Balance, September 30, 2025 (unaudited)	116,741	$—	$51,030	$(49,037)	$1,993
See accompanying notes to unaudited interim consolidated financial statements.

GRI Bio, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating activities:
Net loss	$(5,147)	$(9,297)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	1	3
Stock-based compensation expense	96	726
Change in operating lease right-of-use assets	41	36
Change in operating assets and liabilities:
Prepaid expenses and other current assets	82	265
Accounts payable	(1,456)	391
Accrued expenses	(182)	697
Operating lease liabilities	(41)	(36)
Cash used in operating activities	(6,606)	(7,215)

Financing activities:
Proceeds from issuance of common stock in financing transactions	—	5,000
Proceeds from issuance of common stock under ATM facility	8,214	2,560
Payment for fractional shares in connection with reverse stock split	(1)	(1)
Payment of stock issuance costs	(364)	(1,317)
Cash provided by financing activities	7,849	6,242

Net increase (decrease) in cash and cash equivalents	1,243	(973)
Cash and cash equivalents at beginning of period	8,229	5,028
Cash and cash equivalents at end of period	$9,472	$4,055

Supplemental disclosure of non-cash financing activities:
Deferred stock issuance costs in accounts payable and accrued expenses	$—	$30
Issuance of warrants for payment of stock issuance costs	$—	$123
See accompanying notes to unaudited interim consolidated financial statements.

GRI Bio, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

1.    ORGANIZATION AND DESCRIPTION OF BUSINESS
GRI Bio, Inc. (GRI or the Company), based in La Jolla, CA, was incorporated in Delaware in May 2009, which is the date of inception.
GRI is a clinical-stage biopharmaceutical company focused on discovering, developing, and commercializing innovative therapies that target serious diseases associated with dysregulated immune responses leading to inflammatory, fibrotic and autoimmune disorders. The Company’s goal is to be an industry leader in developing therapies to treat these diseases and to improve the lives of patients suffering from such diseases. The Company’s lead product candidate, GRI-0621, is an oral inhibitor of type 1 invariant Natural Killer T cells and is being developed for the treatment of severe fibrotic lung diseases such as idiopathic pulmonary fibrosis. The Company’s product candidate portfolio also includes GRI-0803 and a proprietary library of 500+ compounds. GRI-0803, the lead molecule selected from the library, is a novel oral agonist of type 2 diverse Natural Killer T cells and is being developed for the treatment of autoimmune disorders, with much of its preclinical work in Systemic Lupus Erythematosus Disease, or lupus, and multiple sclerosis.
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
2.    LIQUIDITY
These unaudited interim consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any significant revenues from operations since inception and does not expect to do so in the foreseeable future. The Company has incurred operating losses since its inception in 2009 and as a result has incurred $56,843 in accumulated deficit through September 30, 2026. The Company has financed its working capital requirements to date through the issuance of equity and debt securities. As of September 30, 2026, the Company had cash and cash equivalents of approximately $9,472.
On May 20, 2024, the Company entered into an At The Market Offering Agreement (the Sales Agreement) with H.C. Wainwright & Co., LLC (Wainwright), pursuant to which the Company may sell and issue, subject to the limitations in the Sales Agreement, up to $10.0 million of shares of Common Stock from time to time through Wainwright as its sales agent (the ATM Offering). Under the Sales Agreement, Wainwright is entitled to compensation of 3.0% of the gross offering proceeds of all shares of Common Stock sold through it pursuant to the Sales Agreement. As of September 30, 2026, the Company has sold 1,748,549 shares of Common Stock in the ATM Offering at a weighted-average price of $8.22 per share, raising $14,379 of gross proceeds and net proceeds of $13,708, after deducting commissions to the sales agent and other ATM Offering related expenses.
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
In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all normal and recurring adjustments considered necessary to present fairly the Company’s financial position as of September 30, 2026, and the consolidated results of operations and consolidated stockholders’ equity for the three and nine months ended September 30, 2026 and 2025 and consolidated cash flows for the nine months ended September 30, 2026 and 2025. Consolidated results of operations for the three and nine months ended September 30, 2026, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2026. The unaudited interim consolidated financial statements, presented herein, do not contain the required disclosures under GAAP for annual consolidated financial statements. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes as of and for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K filed with the SEC on January 30, 2026.
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
As of September 30, 2026, the Company’s financial instruments included cash, cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses and certain liability classified warrants. The carrying amounts reported in the consolidated balance sheets for cash, cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair value based on the short-term maturity of these instruments. The Company recognizes transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. At September 30, 2026, there were no financial assets or liabilities measured at fair value on a recurring basis other than the liability classified warrants.
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
The Company is required to revalue the May 2022 Warrants at each reporting date with any changes in fair value recorded in its consolidated statements of operations. The valuation of the May 2022 Warrants is considered under Level 3 of the fair value hierarchy due to the need to use assumptions in the valuation that are both significant to the fair value measurement and unobservable. As of September 30, 2026 and December 31, 2025, the fair value of the warrant liability was immaterial.

Net Loss Per Common Share
Basic net loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period. Diluted net loss per common share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during each period, plus the dilutive effect of common stock equivalents outstanding during each period, in accordance with ASC 260, Earnings Per Share. As the Company had a net loss in each of the three and nine months ended September 30, 2026 and 2025, diluted net loss per common share is the same as basic net loss per common share for the periods because the effects of potentially dilutive securities are antidilutive.
Common stock equivalents excluded from the diluted net loss per common share calculations are as follows:

	September 30,
	2026	2025
Stock options	15,032	15,032
Warrants	516,970	165,152
Total	532,002	180,184
Recent Accounting Pronouncements
The Company considered the applicability and impact of all ASUs issued during the quarter ended September 30, 2026. ASUs not discussed below were assessed and determined to be either not applicable or expected to have minimal impact on these unaudited interim consolidated financial statements.
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
4.    PROPERTY AND EQUIPMENT

	September 30, 2026	December 31, 2025
Computer equipment	$24	$24
Furniture and fixtures	13	13
	37	37
Accumulated depreciation	(35)	(34)
	$2	$3
Depreciation expense related to property and equipment was immaterial and $1 in the three-month periods ended September 30, 2026 and 2025, respectively. Depreciation expense related to property and equipment was $1 and $3 in the nine-month periods ended September 30, 2026 and 2025, respectively.

5.    ACCRUED EXPENSES
Accrued expenses consist of the following:

	September 30, 2026	December 31, 2025
Research and development	$54	$383
General and administrative	134	31
Payroll and related	381	336
Total accrued expenses	$569	$750
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
As of September 30, 2026, the Company has sold 1,748,549 shares of Common Stock in the ATM Offering at a weighted-average price of $8.22 per share, raising $14,379 of gross proceeds and net proceeds of $13,708, after deducting commissions to the sales agent and other ATM Offering related expenses. No shares of Common Stock were sold in the ATM Offering during the three months ended September 30, 2026. During the nine months ended September 30, 2026, the Company sold 1,688,546 shares of Common Stock in the ATM Offering at a weighted-average price of $4.86 per share for gross proceeds of $8,214 and net proceeds of $7,850.
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
The securities were offered in combinations of (a) one April 2025 Share or one April 2025 Pre-Funded Warrant, together with (b) one Series E-1 Common Warrant, one Series E-2 Common Warrant and one Series E-3 Common Warrant, for a combined purchase price of $100.80 (less $0.0028 for each April 2025 Pre-Funded Warrant). The April 2025 Pre-Funded Warrants had an exercise price of $0.0028 per share, became exercisable immediately upon issuance and expired when exercised in full. Each Series E Common Warrant has an exercise price of $89.60 per share and became exercisable immediately upon issuance. The Series E-1 Common Warrants expire April 2, 2030. The Series E-2 Common Warrants expired on October 2, 2026. The Series E-3 Common Warrants expired on January 2, 2026. As of September 30, 2025, the April 2025 Pre-Funded Warrants had been exercised in full.

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
The securities were offered in combinations of (a) one December 2025 Share or one December 2025 Pre-Funded Warrant, together with (b) one Series F Common Warrant for a combined purchase price of $21.00 (less $0.0028 for each December 2025 Pre-Funded Warrant). The December 2025 Pre-Funded Warrants had an exercise price of $0.0028 per share, became exercisable immediately upon issuance and expired when exercised in full. Each Series F Common Warrant has an exercise price of $21.00 per share, became exercisable immediately upon issuance and expire on December 12, 2030. As of December 31, 2025, the December 2025 Pre-Funded Warrants had been exercised in full.
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
Warrants
As of September 30, 2026, the Company had the following warrants outstanding to purchase Common Stock:

Number of Shares	Exercise Price per Share	Expiration Date
49,605	$89.60	October 2026
1	$1,219,345.40	May 2027
1	$0.01	July 2027
3	$2,659,169.24	April 2028
19	$6,806.80	February 2029
324	$1,088.85	June 2029
4,593	$871.08	September 2029
1,604	$476.00	October 2029
114	$595.00	October 2029
49,605	$89.60	April 2030
3,474	$126.00	April 2030
380,962	$21.00	December 2030
26,667	$26.25	December 2030

7. STOCK-BASED COMPENSATION
Amended and Restated 2018 Equity Incentive Plan, as Amended
On April 21, 2023, the stockholders of the Company approved the Amended and Restated GRI Bio, Inc. 2018 Equity Incentive Plan (the A&R 2018 Plan) and on August 13, 2025, the stockholders of the Company approved an amendment to the A&R 2018 Plan to increase the aggregate number of shares of the Company’s Common Stock thereunder by 14,285. The A&R 2018 Plan provides the Company with the ability to grant stock options, restricted stock and other equity-based awards to employees, directors and consultants. Stock options granted by the Company under the A&R 2018 Plan generally have a contractual life of up to 10 years. As of September 30, 2026, awards granted under the A&R 2018 Plan representing the right to purchase or contingent right to receive up to an aggregate of 15,032 shares of the Company's Common Stock were outstanding and 34,951 shares of the Company’s Common Stock were reserved for issuance under the A&R 2018 Plan. The number of shares reserved for issuance under the A&R 2018 Plan may be increased pursuant to the A&R 2018 Plan’s “evergreen” provision on the first day of each calendar year beginning January 1, 2025 and ending on and including January 1, 2033, by a number of shares not to exceed 4% of the aggregate number of shares of the Company’s Common Stock outstanding on the final day of the immediately preceding calendar year.

The Company recorded stock-based compensation related to equity-based awards issued under the A&R 2018 Plan in the following expense categories of its accompanying consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$2	$59	$6	$84
General and administrative	31	406	90	642
Total	$33	$465	$96	$726
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
The table below represents the activity of stock options granted to employees and non-employees for the nine months ended September 30, 2026:

	Number of options	Weighted-average exercise price	Weighted-average remaining contractual term (years)
Outstanding at December 31, 2025	15,032	$68.44	9.67
Granted	—
Exercised	—	—
Forfeited/cancelled	—	—
Outstanding at September 30, 2026	15,032	$68.44	8.92
Exercisable at September 30, 2026	13,340	$65.80	8.91
Vested and expected to vest at September 30, 2026	15,032	$68.44	8.92
As of September 30, 2026, all of the outstanding and exercisable stock options were out of the money and therefore had no intrinsic value. As of September 30, 2026, the unrecognized compensation cost related to unvested stock options expected to vest was $99. This unrecognized compensation is expected to be recognized over a weighted-average amortization period of 1.68 years.

The Company granted an aggregate of 14,279 stock options to its employees and non-employee directors during the nine months ended September 30, 2025. The Black-Scholes option-pricing model was used to estimate the grant date fair value of each stock option grant at the time of grant using the following weighted-average assumptions:

Nine Months Ended September 30, 2025
Volatility	120.90%
Expected term in years	5.18
Dividend rate	0.00%
Risk-free interest rate	3.75%
Fair value of common stock on grant date	$53.76
No equity-based awards were granted during the nine-month period ended September 30, 2026.
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
Our product candidate, GRI-0621, which received Orphan Drug Designation from the U.S. Food and Drug Administration (FDA) on June 18, 2026 for the treatment of idiopathic pulmonary fibrosis (IPF), is an oral inhibitor of type 1 invariant Natural Killer T (iNKT) cells. GRI-0621 is also an oral formulation of tazarotene, a synthetic retinoid acid receptor-beta and gamma selective agonist, that is approved in the United States for topical treatment of psoriasis and acne. While there are no approved oral formulations of tazarotene, as of September 30, 2026, it has been evaluated in over 1,700 patients as an oral product for up to 52-weeks. We are developing GRI-0621 for the treatment of severe fibrotic lung diseases such as IPF, a life-threatening progressive fibrotic disease of the lung that affects approximately 140,000 people in the United States, with up to 40,000 new cases per year in the United States. Some estimate that IPF affects 3 million globally. While there are currently three approved therapies for the treatment of lung fibrosis, none have been associated with improvements in overall survival, and all three therapies have been associated with significant side effects, alone or in combination, leading to poor therapeutic adherence. In preliminary and topline data from our trials to date with GRI-0621, and earlier trials with oral tazarotene, we have observed GRI-0621 to be well-tolerated and to inhibit iNKT cell activity in subjects. We and others have shown that activated iNKT are upregulated in IPF, primary sclerosing cholangitis, metabolic dysfunction-associated steatohepatitis, alcoholic liver disease, systemic lupus erythematosus (SLE), multiple sclerosis (MS), ulcerative colitis patients as well as other indications. In these patients activated iNKT cells are correlated with more severe disease.

We most recently evaluated GRI-0621 in a randomized, double-blind, multi-center, 2-arm Phase 2a clinical trial for the treatment of patients diagnosed with IPF. The primary endpoint for this Phase 2a trial was safety and tolerability of oral GRI-0621, administered as a single daily dose, as assessed by clinical labs, vital signs and adverse events after 12 weeks of treatment. Secondary endpoints were baseline changes in serum biomarkers, differentially expressed genes measured by ribonucleic acid sequencing (RNAseq), T cell receptor sequencing (TCRseq), and flow cytometry in peripheral blood mononuclear cell (PBMC) samples collected at week six and week 12; an assessment of the pharmacokinetics of GRI-0621 at the week 12 visit of treatment (steady state); and a determination of the pharmacodynamic activity of oral GRI-0621 as measured by inhibition of immune cell activation in blood after six weeks and 12 weeks, and from bronchoalveolar lavage (BAL) fluid after 12 weeks of treatment. Concurrently, a sub-study examined the number and activity of immune cells in BAL fluid in eight subjects (across various centers). Additional exploratory endpoints for the trial included assessment of the effect of GRI-0621 on pulmonary function at baseline and after six weeks and 12 weeks of treatment. 35 patients were enrolled in the trial and randomly assigned to a placebo arm and a GRI-0621 treatment arm, of which 19 patients completed treatment in the treatment arm and nine patients completed treatment in the placebo arm. Based on topline results available to date, the clinical trial met its primary endpoint and the secondary endpoints measured to date (as described below). Continued analyses of exploratory endpoints, including RNAseq, TCRseq, and the pharmacodynamic activity of GRI-0621, remain consistent with and supportive of previously reported findings. We have filed additional patent applications based, in part, on these data.
No treatment related serious adverse events were reported for GRI-0621-treated subjects and adverse events were grade 2 (17%) or grade 3 (4%), with dry skin, dry lips, muscle and joint pain as the most common adverse events reported. There were no increases in cough (0% in the GRI-0621-treated arm compared to 25% in the placebo arm) or gastrointestinal disorders reported in the GRI-0621-

treated arm compared to the placebo arm (diarrhea reported in 17% versus 33%, respectively). 80% of the subjects enrolled were taking background pirfenidone or nintedanib. No changes in liver enzymes, triglycerides or cholesterol were observed over 12 weeks in patients treated with GRI-0621 and standard of care.
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
Results from this Phase 2a trial are being used to determine safety sample size, clinically relevant endpoints and clinical trial duration in communication with the FDA in designing future trials. The Company recently requested a Type C meeting to discuss clinical study plans for the GRI-0621 IPF program with the FDA and received written feedback from the agency in response. Equipped with the FDA’s feedback, the Company is evaluating its clinical development strategy for GRI-0621 and intends to request another meeting with the FDA to obtain the FDA’s views on a proposed Phase 2b or Phase 2b/3 adaptive trial design. There can be no assurance that the FDA will agree to any such proposed trial design or that the Company will be able to obtain the substantial additional capital or resources necessary to conduct additional clinical studies for GRI-0621.

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

Our product candidate portfolio also includes GRI-0803 and a proprietary library of 500+ compounds. GRI-0803, the lead molecule selected from the library, is a novel oral agonist of type 2 diverse Natural Killer T cells and would be developed for the treatment of autoimmune disorders, with much of our preclinical work in SLE or lupus and MS. In lupus, the immune system mistakenly attacks its own healthy tissues, especially joints and skin, but can affect almost every organ and tissue of the body. The condition can be fatal and often causes debilitating bouts of fatigue and pain that prevent nearly half of adult patients from working. Lupus affects between 160,000 - 200,000 patients in the United States, with around 80,000 – 100,000 patients in the United States suffering from kidney nephritis, one of the most serious manifestations of SLE, typically within five years of diagnosis. There is no cure for lupus, but medical interventions and lifestyle changes can help control it. SLE treatment consists primarily of immunosuppressive drugs that inhibit the activity of the immune system. Only two drugs have been approved for lupus in the past 50 years, and new treatment options are sorely needed. In order to focus our resources on our GRI-0621 program, we previously limited our development of

GRI-0803 pending additional funding. We intend to complete IND-enabling studies and file an IND application to evaluate GRI-0803 in a Phase 1a and 1b trial in healthy volunteers in the first half of 2027. We expect to continue to evaluate indications to select the best fit for further development of the program, but our initial focus would be on MS or lupus.
Recent Developments
Amended and Restated 2018 Equity Incentive Plan

On November 4, 2026, the stockholders of the Company approved an amendment and restatement of the A&R 2018 Plan to (i) increase the aggregate number of shares of the Company's Common Stock available for issuance thereunder by 546,529 and (ii) extend the evergreen provision to January 1, 2036.

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

Previously, on February 21, 2025, we effected a reverse stock split of our Common Stock at a ratio of one-for-seventeen.
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
The December 2025 Pre-Funded Warrants were exercisable for one share of Common Stock at a price of $0.0028 per share, were exercisable immediately and expired when exercised in full. The Series F Common Warrants are exercisable into one share of Common Stock at a price per share of $21.00 and are immediately exercisable. The Series F Common Warrants will expire on December 12, 2030. As of September 30, 2026, all of the December 2025 Pre-Funded Warrants have been exercised.
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
The April 2025 Pre-Funded Warrants were exercisable for one share of Common Stock at a price of $0.0028 per share, were exercisable immediately and expired when exercised in full. Each Series E Common Warrant is exercisable into one share of Common Stock at a price per share of $89.60 and is immediately exercisable. The Series E-1 Common Warrants will expire on the five-year anniversary of the date of issuance. The Series E-2 Common Warrants expired on October 2, 2026. The Series E-3 Common Warrants expired on January 2, 2026.
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
As of September 30, 2026, we have sold 1,748,549 shares of our Common Stock in the ATM Offering at a weighted-average price of $8.22 per share, raising $14.4 million of gross proceeds and net proceeds of $13.7 million, after deducting commissions to the sales agent and other ATM Offering related expenses. No shares of Common Stock were sold in the ATM Offering during the three months ended September 30, 2026. During the nine months ended September 30, 2026, we sold 1,688,546 shares of Common Stock in the ATM Offering at a weighted average price of $4.86 per share for gross proceeds of $8.2 million and net proceeds of $7.9 million.
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
Results of Operations
Comparison of the Three Months Ended September 30, 2026 and 2025
The following table summarizes the results of our operations for the periods indicated (in thousands):

	Three Months Ended September 30,
	2026	2025
Operating expenses:
Research and development	$212	$1,769
General and administrative	1,299	1,596
Total operating expenses	1,511	3,365
Loss from operations	(1,511)	(3,365)
Interest income	5	6
Net loss	$(1,506)	$(3,359)
Research and Development Expenses
Research and development expenses were $0.2 million and $1.8 million for the three months ended September 30, 2026 and 2025, respectively. The $1.6 million decrease in research and development expenses was primarily due to a decrease of $1.4 million in expenses related to the development program of GRI-0621 due to the completion of the Phase 2a clinical trial and a $0.1 million decrease in personnel expenses, including stock-based compensation expenses.
General and Administrative Expenses
General and administrative expenses were $1.3 million and $1.6 million for the three months ended September 30, 2026 and 2025, respectively. The $0.3 million decrease was primarily related to a $0.4 million decrease in personnel expenses, including stock-based compensation expenses, offset by a $0.1 million increase in public company expenses.
Interest Income
Interest income was $5,000 and $6,000 in the three months ended September 30, 2026 and 2025, respectively.

Comparison of the Nine Months Ended September 30, 2026 and 2025
The following table summarizes the results of our operations for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2026	2025
Operating expenses:
Research and development	$979	$5,188
General and administrative	4,182	4,125
Total operating expenses	5,161	9,313
Loss from operations	(5,161)	(9,313)
Interest income	14	16
Net loss	$(5,147)	$(9,297)
Research and Development Expenses
Research and development expenses were $1.0 million and $5.2 million for the nine months ended September 30, 2026 and 2025, respectively. The $4.2 million decrease in research and development expenses was primarily due to a decrease of $4.0 million in expenses related to the development program of GRI-0621 as a result of the completion of the Phase 2a clinical trial, $0.1 million in personnel expenses, including stock-based compensation expense, and $0.1 million in consulting fees.
General and Administrative Expenses
General and administrative expenses were $4.2 million and $4.1 million for the nine months ended September 30, 2026 and 2025, respectively. The $0.1 million increase was primarily related to an increase of $0.6 million in public company expenses and $0.1 million in consulting fees offset by a $0.6 million decrease in personnel expenses, including stock-based compensation expense.
Interest Income
Interest income was $14,000 and $16,000 for the nine months ended September 30, 2026 and 2025, respectively.
Liquidity and Capital Resources
Since inception, we have incurred losses and expect to continue to incur losses for the foreseeable future. We incurred net losses of $5.1 million and $9.3 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $56.8 million.
We have financed our working capital requirements to date through the issuance of Common Stock, warrants, convertible notes and promissory notes. As of September 30, 2026, we had $9.5 million in cash.
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$(6,606)	$(7,215)
Financing activities	7,849	6,242
Net increase (decrease) in cash and cash equivalents	$1,243	$(973)

Cash Flows from Operating Activities
For the nine months ended September 30, 2026 and 2025, $6.6 million and $7.2 million were used in operating activities, respectively. The $0.6 million decrease was primarily due to a $1.8 million increase in cash used for accounts payable, a $0.9 million increase in cash used for accrued expenses, a $0.6 million decrease in non-cash adjustments, primarily related to stock-based compensation expenses, and a $0.2 million decrease in cash used for prepaid and other assets and operating lease liabilities, offset by a $4.2 million decrease in net loss.
Cash Flows from Financing Activities
Net cash provided by financing activities was $7.8 million for the nine months ended September 30, 2026 and was primarily related to $8.2 million in proceeds from the ATM Offering, offset by $0.4 million of stock issuance costs.
Net cash provided by financing activities was $6.2 million for the nine months ended September 30, 2025 and was primarily related to the $5.0 million in proceeds from the April 2025 Offering and $2.6 million in proceeds from the ATM Offering, offset by $1.3 million of stock issuance costs.
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
May 2024 At The Market Offering
As of September 30, 2026, we have sold 1,748,549 shares of our Common Stock in the ATM Offering at a weighted-average price of $8.22 per share, raising $14.4 million of gross proceeds and net proceeds of $13.7 million, after deducting commissions to the sales agent and other ATM Offering related expenses. On January 30, 2026, we filed a prospectus supplement to our registration statement on Form S-3 (File No. 333-279348) to increase the amount of shares of Common Stock that we may offer and sell under the Sales Agreement and applicable registration statement to an aggregate offering price of up to $60.0 million, which amount does not include the shares of Common Stock having an aggregate gross sales price of approximately $12.6 million that were sold under the ATM Offering through January 29, 2026, in accordance with the limitations set forth in Instruction I.B.6 of Form S-3.
Nasdaq Continued Listing Requirement
On July 22, 2026, the SEC’s Division of Trading and Markets, acting under delegated authority, approved a new Nasdaq continued listing requirement under which companies listed on The Nasdaq Capital Market must maintain a Market Value of Listed Securities (MVLS) of at least $5 million (the “MVLS Requirement”). On July 29, 2026, the SEC stayed the approval order after receiving petitions for Commission-level review pursuant to Rule 431(e) of the SEC’s Rules of Practice, and the MVLS Requirement is not currently in effect. If the MVLS Requirement becomes effective, a company whose MVLS remains below $5 million for 30 consecutive business days, would be subject to immediate suspension from trading and delisting proceedings, with no cure or compliance period to stay the suspension of trading. A company may appeal the delisting determination to the Nasdaq Hearings Panel (the Hearings Panel), but a timely request for a hearing will not automatically stay the suspension of trading. The Hearings Panel may, in its discretion, grant an exception of up to 180 days for a company to demonstrate compliance with The Nasdaq Capital Market’s initial listing requirements. As of the date of this Quarterly Report, our MVLS is less than $5 million. If the MVLS Requirement becomes effective and our Common Stock were suspended and delisted from The Nasdaq Capital Market, our ability to raise additional capital, including under the ATM Offering, would be materially and adversely affected. See Part II, Item 1A, “Risk Factors,” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

Future Funding Requirements
Our net losses were $5.1 million and $9.3 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had $9.5 million in cash and an accumulated deficit of $56.8 million. We expect to devote substantial financial resources to our planned activities, particularly as we prepare for, initiate, and conduct our planned clinical trials of GRI-0621 and GRI-0803, advance our discovery programs and continue our product development efforts. In addition, we expect to incur additional costs associated with operating as a public company.
Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to fund our currently planned operating expenses and capital expenditure requirements through the second quarter of 2027. However, this estimate assumes that we only continue the preliminary work towards the initiation of additional clinical studies of GRI-0621; we would not be able to complete the additional clinical studies for GRI-0621, which will require substantial additional capital or resources.

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
In addition, as described in Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, although the new MVLS continued listing requirement approved on July 22, 2026 has been stayed pending Commission-level review, our MVLS is currently less than $5 million. If the requirement becomes effective and our Common Stock is suspended from trading or delisted from The Nasdaq Capital Market, our ability to raise capital under the ATM Offering or otherwise access the public markets would be impaired, which would further exacerbate the risks described above and our substantial doubt about our ability to continue as a going concern.

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
Item 4. Controls and Procedures.
Management’s Evaluation of our Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e)) of the Exchange Act as of September 30, 2026. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Based upon their evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2026 due to the material weakness described in our Annual Report and updated below.
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
Changes in Internal Control over Financial Reporting
As noted above, during the quarter ended June 30, 2026, we implemented certain measures to remediate the material weakness identified in the design and operation of our internal controls over financial reporting. During the quarter ended September 30, 2026, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) other than those noted above that occurred during the fiscal quarter covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
Item 1A. Risk Factors.
There have been no material changes from the risk factors previously disclosed in the Annual Report and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities and Use of Proceeds
None.
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2026, none of our directors or officers adopted or terminated “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

GRI BIO, INC.

Date: November 13, 2026	By:	/s/ Leanne M. Kelly
Name: Leanne M. Kelly
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)